Form 10-Q
period 2004-06-30
Solo Cup CO
filed 2004-08-13
CIK 1294608

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     for the Six Months Ended June 30, 2004

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
              for the transition period from _________ to_________

                        Commission file number 33-91600

                                SOLO CUP COMPANY
             (Exact name of registrant as specified in its charter)

                  Delaware                                        47-0938234
       (State or other jurisdiction of                          (IRS Employer
        incorporation or organization)                       Identification No.)

1700 Old Deerfield Road, Highland Park, Illinois                    60035
   (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code: 847/831-4800

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [ X]


        The number of shares outstanding of the Registrant's common stock as of August 13, 2004:
               Class A Common Stock, $0.01 par value - 100 shares


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

                        SOLO CUP COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                  June 30,      December 31,
                                                                                    2004            2003
                                                                               -------------   --------------
                                                                                (Unaudited)
                                  Assets
Current assets:
  Cash and cash equivalents                                                     $    22,339      $    3,269
  Cash in escrow                                                                     15,000          10,003
  Accounts receivable:
    Trade, less allowance for doubtful accounts of $8,038 and $3,900                229,978          88,393
    Other                                                                            26,750           5,917
  Inventories                                                                       323,115          99,719
  Spare parts                                                                        31,256           7,864
  Deferred income taxes                                                              54,776             895
  Prepaid expenses and other current assets                                          18,735           4,951
                                                                                -----------      ----------
    Total current assets                                                            721,949         221,011

Property, plant and equipment, net                                                  858,609         299,284
Spare parts                                                                          11,669               -
Goodwill and intangible assets                                                      289,371          95,495
Restricted cash                                                                       1,905           2,139
Other assets                                                                         42,817          11,681
                                                                                -----------      ----------

    Total assets                                                                $ 1,926,320      $  629,610
                                                                                ===========      ==========

                   Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                              $   181,769      $   64,140
  Accrued payroll and related costs                                                  60,372          15,202
  Accrued customer allowances                                                        28,286          10,304
  Accrued expenses and other current liabilities                                     50,765          18,545
  Short-term debt                                                                     6,854          44,182
  Current maturities of long-term debt                                                7,126           5,916
                                                                                -----------      ----------
    Total current liabilities                                                       335,172         158,289

Long-term debt, net of current maturities                                           994,624         202,878
Deferred income taxes                                                                94,737           1,605
Pensions and post retirement benefits                                                76,167          12,460
Other liabilities                                                                     3,266           1,656
                                                                                -----------      ----------

    Total liabilities                                                             1,503,966         376,888
                                                                                -----------      ----------

Minority interest                                                                     1,009           2,060
                                                                                -----------      ----------

Shareholders' equity:
  Class A Common  Stock of Solo  Delaware  - Par value $0.01  per  share;
    1,000 shares  authorized;  100 shares issued and  outstanding
    at June 30, 2004                                                                      -               -
  Class A Common  Stock of Solo  Illinois  - Par value  $0.01  per  share;
    10,367,626 shares  authorized,  issued and outstanding
    at December 31, 2003                                                                  -             103
  Class B Common  Stock of Solo  Illinois  - Par value  $0.01  per  share;
    57,474 shares authorized, issued and outstanding
    at December 31, 2003                                                                  -               1
  Additional paid-in capital                                                        258,818          24,965
  Retained earnings                                                                 159,738         225,244
  Accumulated other comprehensive income                                              2,789             349
                                                                                -----------      ----------
    Total shareholders' equity                                                      421,345         250,662
                                                                                -----------      ----------

    Total liabilities and shareholders' equity                                  $ 1,926,320      $  629,610
                                                                                ===========      ==========

          See accompanying Notes to Consolidated Financial Statements.

                        SOLO CUP COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)

                                                         Three months ended          Six months ended
                                                              June 30,                   June 30,
                                                     -------------------------  -------------------------
                                                        2004           2003        2004           2003
                                                     -----------   -----------  -----------   -----------
Net sales                                             $ 597,850     $ 240,043    $ 925,146     $ 416,800
Cost of goods sold                                      512,616       200,518      802,988       360,513
                                                      ----------    ----------   ----------    ----------

    Gross profit                                         85,234        39,525      122,158        56,287

Selling, general and administrative expenses             58,985        24,981      104,673        44,750
                                                      ----------    ----------   ----------    ----------

    Operating income                                     26,249        14,544       17,485        11,537

Interest expense, net of interest income of
  $39, $678, $128 and $1,417                             14,927         4,014       23,273         6,573
Prepayment penalties                                          -             -       30,690             -
Loss on debt extinguishment                                   -             -          916             -
Foreign currency exchange loss (gain), net                  999        (1,612)        (375)            1
Other (income) expense, net                                 (84)           84          684            17
                                                      ----------    ----------   ----------    ----------

    Income (loss) before income taxes
      and minority interest                              10,407        12,058      (37,703)        4,946

Income tax provision                                      4,131         1,211       14,679         1,667
Minority interest                                           105            75          116            39
                                                      ----------    ----------   ----------    ----------

    Net income (loss)                                 $   6,171     $  10,772    $ (52,498)    $   3,240
                                                      ==========    ==========   ==========    ==========

Comprehensive income (loss):

    Net income (loss)                                 $   6,171     $  10,772    $ (52,498)    $   3,240
    Foreign currency translation adjustment              (3,003)        1,906         (707)        2,298
    Minimum pension liability adjustment (net of
      income tax benefit of $(232))                        (348)            -         (348)            -
    Unrealized investment gain (net of
      income tax provision of $289)                         416             -          416             -
    Unrealized gain on cash flow hedge (net of
      income tax provision $2,053)                        3,079             -        3,079             -
                                                      ----------    ----------   ----------    ----------

    Comprehensive income (loss)                       $   6,315     $  12,678    $ (50,058)    $   5,538
                                                      ==========    ==========   ==========    ==========


          See accompanying Notes to Consolidated Financial Statements.

                        SOLO CUP COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                      (In thousands, except share amounts)

                                        Class A             Class B
                                      Common stock       Common stock
                                ---------------------- -----------------
                                                                                                     Accumulated
                                                                                                        other         Total
                                                                            Additional    Retained  comprehensive shareholders'
                                   Shares      Amount   Shares   Amount  paid-in capital  earnings  income (loss)    equity
                                ------------- -------- -------- -------- --------------- ---------- ------------- -------------
Balances at December 31, 2003     10,367,626   $  103   57,474   $    1     $  24,965    $ 225,244     $   349      $ 250,662
Net loss (Unaudited)                       -        -        -        -             -      (52,498)          -        (52,498)
Dividends declared (Unaudited)             -        -        -        -             -      (13,008)          -        (13,008)
Retirement of common stock -
  Solo Illinois (Unaudited)      (10,367,626)    (103) (57,474)      (1)      (24,965)           -           -        (25,069)
Issuance of common stock -
  Solo Delaware  (Unaudited)             100        -        -        -       258,818            -           -        258,818
Foreign currency translation
   adjustment (Unaudited)                  -        -        -        -             -            -        (707)          (707)
Minimum pension liability
   adjustment (Unaudited)                  -        -        -        -             -            -        (348)          (348)
Unrealized investment gain
   (Unaudited)                             -        -        -        -             -            -         416            416
Unrealized gain on cash flow
   hedge (Unaudited)                       -        -        -        -             -            -       3,079          3,079
                                 ------------  -------  -------  -------    ----------   ----------    --------     ----------
Balances at June 30, 2004
   (Unaudited)                           100   $    -        -   $    -     $ 258,818    $ 159,738     $ 2,789      $ 421,345
                                 ============  =======  =======  =======    ==========   ==========    ========     ==========


          See accompanying Notes to Consolidated Financial Statements.

                        SOLO CUP COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                      Six months ended June 30,
                                                                                ------------------------------------
                                                                                   2004                      2003
                                                                                -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                                              $ (52,498)               $  3,240

  Adjustments  to reconcile net income (loss) to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                   41,117                  20,131
    Gain on sale of property, plant and equipment                                   (1,210)                   (236)
    Loss on debt extinguishment                                                        916                       -
    Minority interest                                                                  116                      39
    Deferred income taxes                                                           12,742                   1,483
  Changes in operating assets and liabilities (net of business acquisitions):
    Accounts receivable                                                            (32,029)                 (2,190)
    Inventories                                                                     (5,280)                (21,268)
    Prepaid expenses and other current assets                                       (7,176)                 (2,962)
    Other assets                                                                     5,430                   1,868
    Accounts payable                                                                (3,500)                 10,029
    Accrued expenses and other current liabilities                                  16,181                    (989)
    Other liabilities                                                                  220                    (425)
    Other, net                                                                        (942)                    208
                                                                                -----------               ---------
      Net cash (used in) provided by operating activities                          (25,913)                  8,928
                                                                                -----------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Payment for business acquisitions, net of cash acquired                         (874,734)                   (132)
  Purchase of property, plant and equipment                                        (17,681)                (24,846)
  Proceeds from sale of property, plant and equipment                                2,006                   2,527
  Increase in cash in escrow                                                        (4,997)                      -
                                                                                -----------               ---------
      Net cash used in investing activities                                       (895,406)                (22,451)
                                                                                -----------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under revolving credit facilities                                  24,800                   4,500
  Borrowings under the term notes                                                  650,000                       -
  Borrowings under the 8.5% Senior Subordinated Notes                              325,000                       -
  Borrowings under the Securitization Facility                                       5,000                  71,300
  Borrowings under the 364-day revolving credit agreement                           16,500                       -
  Proceeds from sale of common stock                                               230,463                       -
  Repayments of the 7.08% Senior Notes                                            (160,000)                      -
  Repayments of the 3.67% Yen-denominated Senior Notes                             (44,170)                      -
  Repayments of the interest rate swap                                              (1,656)                      -
  Repayments of the Securitization Facility                                        (27,800)                (63,000)
  Repayments of the 364-day revolving credit agreement                             (29,500)                      -
  Repayments of the term notes                                                      (1,625)                      -
  Repayments of other debt                                                          (2,361)                 (3,640)
  Debt issuance costs                                                              (31,497)                      -
  Dividends paid                                                                   (13,008)                 (5,238)
  Decrease in restricted cash                                                          234                       -
                                                                                -----------               ---------
      Net cash provided by financing activities                                    940,380                   3,922
                                                                                -----------               ---------

Effect of exchange rate changes on cash                                                  9                     (88)
                                                                                -----------               ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                19,070                  (9,689)

CASH AND CASH EQUIVALENTS, beginning of period                                       3,269                  12,627
                                                                                -----------               ---------

CASH AND CASH EQUIVALENTS, end of period                                        $   22,339                $  2,938
                                                                                ===========               =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                                             $   11,028                $  6,723
                                                                                ===========               =========

      Income taxes paid                                                         $    1,537                $    230
                                                                                ===========               =========

          See accompanying Notes to Consolidated Financial Statements.

                        SOLO CUP COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)   BASIS OF PRESENTATION

         As used in these notes, unless the context otherwise requires, the "Company" shall refer to Solo Cup Company ("Solo Delaware"), a Delaware corporation which is the holding company for Solo Cup Company ("Solo Illinois"), an Illinois corporation, and its subsidiaries and SF Holdings Group, Inc. ("SF Holdings") and its subsidiaries, including Sweetheart Cup Company Inc. ("Sweetheart"). The Company is a wholly owned subsidiary of Solo Cup Investment Corporation ("SCI Corporation"), a Delaware corporation. SCC Holding Company LLC ("SCC Holding"), a Delaware limited liability company and Vestar Capital Partners ("Vestar") own 67.2% and 32.7% of SCI Corporation, respectively.

         Effective February 22, 2004, the predecessor company, Solo Illinois became a wholly-owned subsidiary of a newly formed holding company, Solo Delaware. Solo Delaware is a holding company, the material assets of which are 100% of the capital stock of Solo Illinois and 100% of the capital stock of SF Holdings. The consolidated financial statements presented herein as of December 31, 2003 and for the three and six months ended June 30, 2003 present the financial position and results of operations of the predecessor company, Solo Illinois, which are the same operations as those of the Company under a different capital structure.

         On February 27, 2004, with an effective date of February 22, 2004, the Company acquired 100.0% of the outstanding stock of SF Holdings. For the three and six months ended June 30, 2004, the financial position and results of operations for the Company include the accounts of SF Holdings for the periods from March 29, 2004 to June 27, 2004 and February 22, 2004 to June 27, 2004, respectively.

         The information included in the accompanying interim consolidated financial statements of the Company is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results and cash flows for these periods. Results for the interim periods are not necessarily indicative of results for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2003 included in its registration statement on Form S-4 filed July 13, 2004 with the Securities and Exchange Commission.

(2)   INVENTORIES

         The components of inventories are as follows (in thousands):

                                         June 30,         December 31,
                                           2004              2003
                                      -------------     ----------------

         Finished goods                 $ 246,821           $ 70,249
         Work in progress                  17,362              5,189
         Raw materials and supplies        58,932             24,281
                                        ---------           --------

           Total inventories            $ 323,115           $ 99,719
                                        =========           ========

(3)   INCOME TAXES

         Prior to January 1, 2004, the Company was subject to taxation under the provisions of subchapter S of the Internal Revenue Code in the United States and, as a result, the federal and certain state income tax liabilities of the Company were the responsibility of its shareholders. As of January 1, 2004, the Company revoked its subchapter S status and became a subchapter C Corporation, and became subject to United States federal and state income tax at the corporate level. Consequently, the Company, pursuant to generally accepted accounting principles in the United States, recorded a one-time, $29.8 million non-cash tax expense to establish a $29.8 million net deferred income tax liability for the future tax consequences attributable to differences between the financial statement and income tax bases of its assets and liabilities as of January 1, 2004.

         From December 31, 2003 to June 30, 2004, the net deferred tax liability of the Company increased by $39.3 million from a $0.7 million net deferred tax liability to a $40.0 million net deferred tax liability, respectively. At June 30, 2004, the balances include the preliminary valuation of the deferred tax assets and liabilities resulting from the SF Holdings acquisition.

         The increase is comprised of the following (in thousands):


Net deferred tax liability of SF Holdings as of acquisition         $ (26,509)
Effect of the Company's change from S corporation to C corporation    (29,792)
Benefit of book loss through June 30, 2004                             15,113
Other                                                                   1,937
                                                                    ----------
  Increase in net deferred tax liability                            $ (39,251)
                                                                    ==========

         The net deferred tax asset of SF Holdings decreased by $71.3 million from a $44.8 million net deferred tax asset at March 31, 2004 to a $26.5 million net deferred tax liability at June 30, 2004 due to purchase price adjustments, comprised primarily of deferred tax liabilities totaling $67.8 million related to step-up in basis of property, plant and equipment and intangible assets for financial statement purposes.

         The  income  tax  expense   includes  the  following   components   (in
thousands):

                                                               Three months ended           Six months ended
                                                                    June 30,                    June 30,
                                                            ------------------------  --------------------------
                                                               2004         2003          2004          2003
                                                            -----------  -----------  -------------  -----------
Income tax expense (benefit) at federal statutory tax rate    $ 3,642      $ 4,220      $ (13,196)     $ 1,731
Effect of United States S corporation status                        -       (3,344)             -         (391)
Effect of change from S Corporation to C Corporation                -            -         29,792            -
State income taxes (net of federal benefit)                       462            -         (1,905)           -
Foreign tax rate differentials                                     27          335            (12)         327
                                                              -------      --------     ----------     --------

    Income tax provision                                      $ 4,131      $ 1,211      $  14,679      $ 1,667
                                                              =======      ========     ==========     ========


(4)   PROPERTY, PLANT AND EQUIPMENT, NET

         The Company's major classes of property, plant and equipment, net are as follows (in thousands):

                                                    June 30,      December 31,
                                                      2004            2003
                                                  ------------   --------------

Land                                               $   44,115      $  22,350
Buildings and improvements                            307,762         95,631
Machinery and equipment                               882,596        528,221
Construction in progress                               29,651         23,865
                                                   -----------     ----------

  Total property, plant and equipment               1,264,124        670,067

Less - accumulated depreciation and amortization     (405,515)      (370,783)
                                                   -----------     ----------

  Property, plant and equipment, net               $  858,609      $ 299,284
                                                   ===========     ==========

         Depreciation of property, plant and equipment was $22.1 million and $36.6 million for the three months and six months ended June 30, 2004, respectively. Capitalized interest was $0.3 million and $0.4 million for the three months and six months ended June 30, 2004, respectively.

(5)   ACQUISITION

         On February 27, 2004 with an effective date of February 22, 2004, the Company consummated the purchase of 100.0% of the issued and outstanding capital stock of SF Holdings (the "SF Holdings Acquisition"). SF Holdings and its subsidiaries are one of the largest converters and marketers of plastic and paper disposable foodservice and food packaging products in North America. The results of operations of SF Holdings from February 22, 2004 to June 27, 2004 are included in the consolidated financial statements of the Company.

         The aggregate purchase price was $917.1 million of which $15.0 million is being held in an escrow account pending the final working capital adjustment. The $15.0 million held in escrow is not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved. The consideration was applied to the purchase of all common stock and common stock equivalents of SF Holdings, as well as the repayment of all outstanding debt of SF Holdings and the repurchase and cancellation of its preferred stock. In addition, the Company purchased from a lessor certain leased manufacturing equipment and other assets that SF Holdings uses in its operations for an aggregate purchase price of $209.1 million, plus $8.0 million of accrued rent on the leases and the payment of documentation expenses. These amounts are included in the $917.1 million of aggregate consideration paid.

         The funding of the SF Holdings Acquisition was made through bank financing, bonds and private investment. The SF Holdings Acquisition resulted in goodwill of $151.2 million that is not tax deductible and $44.8 million of acquired intangible assets with a weighted average useful life of approximately five years. These intangible assets consisted of trademarks and trade names of $22.2 million with an estimated useful life of five years, Trophy manufacturing technology valued at $21.1 million with an estimated useful life of five years, and $1.5 million of other intangible assets previously established by the acquired company with an estimated useful life of three year.

         The following are the amounts assigned to the acquired assets and liabilities at the acquisition date (in millions):

Purchase price                                                  $  917.1
Less cash in escrow                                                (15.0)
                                                                ---------
   Adjusted purchase price                                      $  902.1
                                                                =========

Cash                                                            $   30.2
Accounts receivable                                                130.9
Inventories                                                        218.2
Other current assets                                                63.6
Property, plant and equipment, net                                 579.7
Intangible assets                                                   44.8
Other long term assets                                              39.4
                                                                ---------
   Total assets                                                  1,106.8
                                                                =========

Current liabilities                                             $  200.7
Other long term liabilities                                        155.2
                                                                ---------
   Total liabilities                                            $  355.9
                                                                =========

Excess of purchase price over assets and liabilities acquired   $  151.2
                                                                =========

         The allocation of purchase price is subject to final determination based on valuations and other determinations that are expected to be completed during 2004. The Company is obtaining valuations of certain actuarially determined liabilities, and finalizing estimates related to income taxes and certain restructuring liabilities.

         The following are the pro-forma results assuming that the acquisition had occurred as of January 1, 2003 (in thousands):

                      Three months ended           Six months ended
                           June 30,                    June 30,
                   ------------------------  ----------------------------
                      2004         2003          2004           2003
                   -----------  -----------  -------------  -------------

Net sales           $ 597,850    $ 585,892    $ 1,092,668    $ 1,055,994
                    ==========   ==========   ============   ============

Net income (loss)   $   6,171    $  15,973    $   (11,239)   $     6,810
                    ==========   ==========   ============   ============

         In a subsequent transaction, on May 20, 2004 SF Holdings and Sweetheart purchased the remaining issued and outstanding 20.0% interest in Global Cup, S.A. De C.V. ("Global Cup") for $2.9 million. The purchase resulted in $0.4 million of goodwill.

(6)   GOODWILL AND OTHER INTANGIBLE ASSETS

         The following are changes in the carrying value of goodwill by reporting unit (in thousands):

                                North                 Asia -
                               America    Europe     Pacific      Total
                              ---------  ---------  ---------  -----------
Balance at December 31, 2003  $ 56,298   $ 38,362   $    216   $   94,876
Acquisition of SF Holdings     151,174          -          -      151,174
Purchase  of Global Cup
  minority interest                350          -          -          350
Translation adjustment               -        573         (4)         569
                              ---------  ---------  ---------  -----------

  Balance at June 30, 2004    $207,822   $ 38,935   $    212   $  246,969
                              =========  =========  =========  ===========

         The following are changes in the carrying value of intangible assets by reporting unit (in thousands):

                                North                 Asia -
                               America    Europe     Pacific      Total
                              ---------  ---------  ---------  -----------
Balance at December 31, 2003  $      -   $    105   $    514   $      619
Acquisition of SF Holdings      44,849          -          -       44,849
Other additions                    179          -          -          179
Amortization                    (3,183)         -        (55)      (3,238)
Translation adjustment               -          2         (9)          (7)
                              ---------  ---------  ---------  -----------

  Balance at June 30, 2004    $ 41,845   $    107   $    450   $   42,402
                              =========  =========  =========  ===========

(7)   DEBT

         Long-term debt, including amounts payable within one year, is as follows (in thousands):

                                               June 30,     December 31,
                                                 2004           2003
                                             ------------  --------------
Yen-denominated short term bank borrowings    $    6,854     $   8,382
Securitization facility                                -        22,800
364-day revolving credit agreement                     -        13,000
Senior Credit Facility                           673,175             -
8.5% Senior Subordinated Notes                   325,000             -
Capital lease obligations                          3,575         3,966
7.08% Senior Notes                                     -       160,000
3.67% Yen-denominated Senior Notes                     -        44,828
                                              -----------    ----------
  Total debt                                   1,008,604       252,976

Less - Current maturities of long-term debt       13,980        50,098
                                              -----------
  Total long-term debt                        $  994,624     $ 202,878
                                              ===========    ==========


         On February 27, 2004, the Company entered into credit facilities comprised of a $150.0 million revolving credit facility maturing in 2010 and a $650.0 million term loan facility maturing in 2011 ("Senior Credit Facility"). The revolver is principally used for working capital purposes, and the term loan was used to finance the acquisition and related transactions. For purposes of calculating interest, loans under the credit facility are designated as Eurodollar rate loans or, in certain circumstances, base rate loans. Eurodollar rate loans bear interest at the British Bankers Association Interest Settlement Rate for deposits in dollars plus a borrowing margin as described below. Interest on Eurodollar rate loans is payable at the end of the applicable interest period of one, two, three or six months, but not less frequently than quarterly. Base rate loans bear interest at (a) the greater of (i) the rate most recently announced by Bank of America as its "prime rate" or (ii) the Federal Funds Rate plus 1/2 of 1% per annum, plus (b) a borrowing margin as described below. The margin varies from 2.0% to 2.75% on Eurodollar rate loans and from 1.0% to 1.75% on base rate loans, depending on the Company's leverage ratio. As of June 30, 2004, the weighted average annual interest rate applicable to Eurodollar rate loans was 3.94% and the weighted average annual interest rate applicable to base rate loans was 5.75%. During the three months ended June 30, 2004, the weighted average annual interest rate for the credit facilities was 3.98%. A commitment fee of 0.50% on the unused portion of the credit facilities is payable on a quarterly basis. As of June 30, 2004, $122.9 million was available under the credit facilities.

         The Senior Credit Facility is secured by (i) the present and future personal and real property and assets of the Company and its restricted subsidiaries, as defined; (ii) a pledge of 100.0% of the stock of each of SCI Corporation's present and future direct and indirect domestic subsidiaries and 66.0% of the stock of each first-tier foreign subsidiary, as defined; (iii) all present and future intercompany debt of the Company and its restricted subsidiaries; and (iv) all proceeds of the foregoing. Under the Senior Credit Facility, the Company is required to meet certain restrictive financial covenants, including a maximum consolidated leverage ratio, minimum consolidated interest coverage ratio and maximum capital expenditures. The Senior Credit Facility also contains other various covenants that limit, or restrict, among other things, indebtedness, dividends, leases, capital expenditures and the use of proceeds from asset sales and certain other business activities. The Company is currently in compliance with all covenants under the Senior Credit Facility. At June 30, 2004, the interest rate on the term loan facility was 3.95% and 4.86% on the revolving credit facility.

         The Company may make optional prepayments to either credit facility in million dollar increments with a minimum prepayment of $10.0 million. There are mandatory quarterly prepayments for the term loan. The first prepayment of $1.625 million was made on its scheduled due date of May 27, 2004. The quarterly prepayments range from $1.625 million per quarter through February 27, 2006 to $6.25 million per quarter from May 27, 2006 through February 27, 2008 to $12.5 million per quarter from May 27, 2008 through November 27, 2010 with a balloon payment of $449.5 million due on February 27, 2011. The Company is required to make a mandatory annual prepayment of the term loan facility and the revolving credit facility in an amount equal to 50.0% of excess cash flow, as defined when the consolidated leverage ratio, as defined, is 3.5x or greater, or 25.0% of excess cash flow when the Company's consolidated leverage ratio is less than 3.5x. In addition, the Company is required to make a mandatory prepayment of the term loan facility and the revolving credit facility with, among other things: (i) 100.0% of the net cash proceeds of any property or asset sale, subject to certain exceptions and reinvestment requirements; (ii) 100.0% of the net cash proceeds of any extraordinary receipts, as defined, subject to certain exceptions and reinvestment requirements; (iii) 100.0% of the net cash proceeds of certain debt issuances, subject to certain exceptions; and (iv) 50.0% of the net cash proceeds from the issuance of additional equity interests when the consolidated leverage ratio is 3.5x or greater, or 25.0% of such proceeds when the consolidated leverage ratio is less than 3.5x.

         The credit facilities require the Company to fix the interest rate for a portion of the borrowings. Accordingly, on March 10, 2004, the Company entered into an interest rate swap agreement to hedge the cash flows associated with the interest payments on $180.0 million of the Eurodollar rate based borrowings. Also, on June 1, 2004, the Company entered into an interest rate cap agreement to hedge the cash flows associated with the interest payments on $30.0 million of the Eurodollar rate based borrowings.

         On February 27, 2004, the Company issued $325.0 million of Senior Subordinated Notes with a coupon of 8.5% (the "8.5% Senior Subordinated Notes"). The Company registered the 8.5% Senior Subordinated Notes with the Securities and Exchange Commission on July 13, 2004. The 8.5% Senior Subordinated Notes mature on February 15, 2014 with interest paid semi-annually every February 15 and August 15. Under the indenture governing the 8.5% Senior Subordinated Notes, the Company must meet a minimum fixed charge coverage ratio to incur additional indebtedness. The 8.5% Senior Subordinated Notes are non-callable for the first five years. Starting on February 15, 2009, the Company has the option to redeem all or a portion of the 8.5% Senior Subordinated Notes at a redemption price equal to a percentage of the principal amount there of plus accrued interest. If redeemed during the twelve-month period beginning on February 15, 2009 the price is 104.25%, from February 15, 2010 the price is 102.833%, from February 15, 2011 the price is 101.417% and from February 15, 2012 and thereafter, the price is 100.0% of the principal amount. The 8.5% Senior Subordinated Notes provide that upon the occurrence of a change of control (as defined), the holders thereof will have an option to require the redemption of the 8.5% Senior Subordinated Notes at a redemption price equal to 101.0% of the principal amount thereof plus accrued interest. The 8.5% Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens and certain other business activities.

         On February 27, 2004, the Company extinguished $160.0 million of 7.08% senior notes due June 30, 2011 (the "7.08% Senior Notes") and $44.2 million of 3.67% Yen-denominated senior notes due July 16, 2008 (the "3.67% Yen-denominated Senior Notes") resulting in prepayment penalties of $26.9 million and $3.8 million, respectively. As a result of early extinguishment of debt, the Company incurred a $0.9 million loss from the write off of deferred finance fees.

         The  following  sets  forth  the  payments  made  in  connection   with
termination of the debt instruments outstanding on February 27, 2004 (in thousands):

                                                                                Foreign
                                                     Prepayment                 Exchange
                                      Principal       Penalties     Interest      Loss         Total
                                     ------------  --------------  ----------  -----------  -----------
Interest rate swap                     $   1,656      $      -      $     -       $   -      $   1,656
Securitization facility                   27,800             -           34           -         27,834
364-day revolving credit agreement        29,500             -            -           -         29,500
7.08% Senior Notes                       160,000        26,920        1,713           -        188,633
3.67% Yen-denominated Senior Notes        44,170         3,770          228         679         48,847
                                       ----------     ---------     --------      ------     ----------

  Total                                $ 263,126      $ 30,690      $ 1,975       $ 679      $ 296,470
                                       ==========     =========     ========      ======     ==========

(8)   DERIVATIVES AND HEDGING ACTIVITIES

         The Company historically used interest rate swap contracts to manage exposure relating to the fair value of its outstanding fixed rate debt. During 2004, the Company entered into an interest rate swap contract to manage the exposure related to variability in the future interest payments on a portion of its variable rate debt. The Company does not use derivative financial instruments for trading or other speculative purposes.

         All derivative financial instruments, such as interest rate swap agreements, are required to be recorded on the balance sheet at fair value. At inception of the derivative contract, the Company designates the derivative contract as a hedge of the fair value of the underlying debt or a hedge of the future cash flows associated with interest payments on its variable rate debt.

         For those contracts designated as a hedge of the fair value of the underlying debt, the Company assesses whether or not the derivative contract qualifies as a highly effective hedge of the underlying hedged item as prescribed by Statement of Financial Accounting Standards ("SFAS") Nos. 133 and
138. Changes in the fair value of derivative contracts are recorded in earnings. To the extent that a derivative contract is effective as a hedge of an exposure to future changes in fair value, the change in the derivative contract's fair value will be offset in the Consolidated Statements of Operations and Comprehensive Income (Loss) by the change in the fair value of the item being hedged.

         If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative are recorded in comprehensive income (loss) and are recognized in operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

         Derivative financial instruments involve elements of credit risk not recognized in the financial statements. The credit risk relates to the risk of nonperformance by a counterparty to one of the Company's derivative transactions. The Company believes that there is no significant credit risk associated with the potential failure of the counterparty to perform under the terms of its derivative financial instrument.

         To limit the variability of a portion of the interest payments under the credit facilities, on March 10, 2004 the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $180.0 million. Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments; thereby fixing the rate on a portion of the outstanding debt. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 2.375% to 2.376%. The swap agreements extend through March 31, 2007. At June 30, 2004, the fair value of these swap agreements was a $5.1 million asset.

         Also, on June 1, 2004 the Company entered into an interest rate cap agreement with a total notional amount of $30.0 million. Under this interest rate cap agreement, the Company receives variable interest rate payments when the three month Eurodollar rises above 4.0% before January 1, 2005. This interest rate cap agreement extends through March 31, 2005. At June 30, 2004, the fair value of the interest rate cap was $1,000.

(9)   PENSIONS

         In connection with the SF Holdings Acquisition, the Company assumed the obligations of certain domestic employee benefit plans. The related liabilities recorded in the initial purchase price allocation were $66.5 million, of which $56.5 million is long-term and $10.0 million is short-term, included within accrued payroll and related costs on the consolidated balance sheet.

         The following are components of net periodic benefit costs (in thousands):

                                   Pension Benefits          Other Benefits
                                ----------------------   ----------------------
                                          Three months ended June 30,
                                -----------------------------------------------
                                   2004        2003         2004        2003
                                ----------  ----------   ----------  ----------
Service costs                    $    192    $      -     $    317    $      -
Interest costs                      1,239           -          785           -
Expected return on plan assets     (1,396)          -            -           -
                                 ---------   ---------    ---------   ---------

  Net periodic benefit costs     $     35    $      -     $  1,102    $      -
                                 ==========  =========    =========   =========
                                                  -


                                   Pension Benefits          Other Benefits
                                ----------------------   ----------------------
                                          Six months ended June 30,
                                -----------------------------------------------
                                   2004        2003         2004        2003
                                ----------  ----------   ----------  ----------
Service costs                    $    255    $      -     $    423    $      -
Interest costs                      1,652           -        1,046           -
Expected return on plan assets     (1,860)          -            -           -
                                 ---------   ---------    ---------   ---------

  Net periodic benefit costs     $     47    $      -     $  1,469    $      -
                                 =========   =========    =========   =========

         As of June 30, 2004, $0.8 million of contributions had been made to the Company's pension plans. The Company presently anticipates contributing an additional $2.1 million to fund its pension plans in 2004 for a total of $2.9 million.

(10)  EQUITY TRANSACTIONS

         During the six months ended June 30, 2004, the Company received net proceeds of $230,463 from the issuance of 100 shares of Class A common stock to SCI Corporation. SCI Corporation is a holding company that owns 100% of the outstanding stock of the Company. SCI Corporation has no operations and no cash flows, other than those provided by its investors, or resulting from equity transactions with its subsidiaries, which include the Company and its investors. In order to fund the proceeds for this purchase of stock in the Company, SCI Corporation issued $240.9 million of convertible preferred stock to a third-party investor. The convertible preferred stock pays cash dividends at a rate of 10.0% per annum on an amount equal to the sum of the original purchase price of the convertible preferred stock plus all accrued and unpaid dividends. Dividends will accumulate to the extent not paid, whether or not earned or declared. SCI Corporation is further required to redeem the convertible preferred stock for an amount in cash equal to its original purchase price plus all accrued and unpaid dividends on the eleventh anniversary of its issuance, and is subject to other accelerated redemption clauses. The Company provides no guarantees with respect to these obligations of SCI Corporation, and the recourse of the holders of the preferred stock is limited to claims against the common stockholders of SCI Corporation.

(11)  STOCK-BASED COMPENSATION

         SCI Corporation, the Company's parent, has a management investment and incentive compensation plan for certain key employees of the Company. Under this plan, SCI Corporation has reserved 1.4 million shares of common stock, and 5,000 shares of convertible participating preferred stock for issuance. As of June 30, 2004, SCI Corporation issued 3,283 Convertible Preferred Units ("CPU's) to certain Company employees in settlement of certain deferred compensation liabilities. The fair value of the CPU's granted by SCI Corporation was linked to the fair market value of one share of SCI Corporation convertible participating preferred stock. The fair market value of a share of common stock as of June 30, 2004 was $47.32 per share, based on a conversion rate of 21.13 shares of common for each convertible participating preferred share. CPU's do not have voting rights and are in certain circumstances convertible to common stock or convertible preferred participating stock of SCI Corporation. The issuance of CPU's by SCI Corporation in settlement of deferred compensation liabilities of the Company totaling $3.3 million were recorded as additional paid in capital. As of June 30, 2004, SCI Corporation granted 1,036,624 options to purchase shares of SCI Corporation common stock at a price equal to the fair market value at the date of grant. Included in this grant were 414,646 options that are conditional upon the Company achieving certain defined performance targets for EBITDA and debt reduction.

         The Company accounts for these stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. The compensation expense is amortized on a straight-line basis over the vesting period of the options. For performance-based options, compensation expense is recognized periodically based on changes in the fair value of the stock relative to the exercise price of the option, the ratable vesting schedule, and management's estimate regarding the Company's ability to meet the performance criteria. For CPU's, compensation expense is recognized periodically based on changes in the fair value of the CPU relative to the grant-date fair value of the CPU. To date, no compensation expense has been recorded related to stock-based compensation agreements with employees.

(12)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                               June 30,      December 31,
                                                 2004            2003
                                            --------------  --------------

Foreign currency translation adjustment        $  2,701        $ 3,408
Minimum pension liability adjustment             (3,407)        (3,059)
Unrealized investment gain                          416              -
Unrealized gain on cash flow hedge                3,079              -
                                               ---------       --------
  Accumulated other comprehensive income       $  2,789        $   349
                                               =========       ========

(13)  RELATED PARTY TRANSACTIONS

         Robert L. Hulseman, who is John F. Hulseman's brother and the husband of Sheila M. Hulseman, is the Chairman and Chief Executive Officer of the Company, received salary and benefits of $552,367 for the six months ended June 30, 2004 and June 30, 2003. John F. Hulseman, who is Robert L. Hulseman's brother and the husband of Georgia S. Hulseman, is the Vice Chairman and Secretary of the Company, received salary and benefits of $552,367 for the six months ended June 30, 2004 and June 30, 2003. Robert L. and John F. Hulseman each hold 50.0% of the voting membership interests of SCC Holding, which owns 67.2% of the voting stock of the SCI Corporation. In addition, Robert L., Sheila M., John F., Georgia S. Hulseman and Ronald L. Whaley, the Company's President and Chief Operating Officer, are directors of the Company.

         In the six months ended June 30, 2004, the Company and SCI Corporation entered into a management agreement with SCC Holding providing for, among other things, the payment by SCI Corporation of an annual advisory fee of $2.5 million. In addition, SCC Holding and Vestar entered into a stockholders' agreement relating to their ownership of voting stock of SCI Corporation. Robert
L. Hulseman and John F. Hulseman, as a result of their ownership of voting and non-voting membership interests in SCC Holding, have economic interests of 0.2758% and 0.8512%, respectively, in SCC Holding. Ten children of Robert L. and Sheila M. Hulseman each have economic interests in SCC Holding, either directly or as beneficiaries of trusts, of 4.9765%; and six children of John F. and Georgia S. Hulseman each have economic interests in SCC Holding, either directly or as beneficiaries of trusts, of 8.1859% (in the case of two of the children), 8.1841% (in the case of three of the children) and 8.1849% (in the case of the remaining child).

         In the six months ended June 30, 2004, SCI Corporation paid to Vestar a one-time $4.0 million advisory fee and reimbursed specified out of pocket expenses of Vestar. SCI Corporation also entered into a management agreement with Vestar pursuant to which SCI Corporation will pay Vestar an $800,000 annual advisory fee, plus reimbursement of its expenses. Vestar also is party to a registration rights agreement with SCI Corporation and SCC Holding. In addition, Vestar and SCC Holding entered into a stockholders' agreement relating to, among other things, their ownership of voting stock of SCI Corporation. Vestar owns convertible preferred stock representing 32.7% of the voting stock of SCI Corporation. Daniel S. O'Connell and Norman W. Alpert are directors the Company and are both employees and equity owners of Vestar.

         The Company paid dividends of $13.0 million and $5.2 million to shareholders for the six months ended June 30, 2004 and June 30, 2003, respectively.

(14)  LEASES

         The Company leases certain transportation vehicles, warehouse and office facilities and machinery and equipment under both cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by the Company. The full amount of lease rental payments is charged to expense using the straight-line method over the term of the lease. Future minimum rental commitments under non-cancelable operating leases in effect at June 30, 2004 are as follows (in thousands):

               Remainder of 2004      $  15,331
               2005                      25,099
               2006                      22,018
               2007                      19,014
               2008                      16,592
               2009                      15,453
               Thereafter               149,362
                                      ----------
                 Total                $ 262,869
                                      ==========

(15)  SEGMENTS

         The Company manages and evaluates its operations in three reportable segments: North America, Europe and Asia-Pacific. The operating segments are managed separately based on the products and requirements of the different markets. North America includes all U.S. entities, Canada, Mexico, Corporate and Puerto Rico; Europe includes all U.K. entities and Denmark; and Asia-Pacific includes all Japanese entities and Australia; Other includes Panama.

         The accounting policies of the operating segments are the same as those described in the notes to consolidated financial statements in the Company's registration statement on Form S-4 filed July 13, 2004 with the Securities and Exchange Commission listed in the summary of significant accounting policies. Interest expense, interest income and income taxes are not reported on an operating segment basis because they are not considered in the performance evaluation by the Company's chief operating decision-maker. Segment operating results are measured based on operating income (loss). Intersegment net sales are accounted for on an arm's length pricing basis.

     Three months ended          North                Asia-               Total      Elimin-
       June 30, 2004            America    Europe    Pacific    Other    Segments     ations       Total
-----------------------------  ---------  --------  ---------  -------  ----------  ----------  -----------
                                                            (in thousands)
Net sales from external
  customers                    $ 554,214  $ 18,868  $  28,039  $ 2,815  $  603,936  $  (6,086)  $  597,850
Intersegment net sales             5,578         -          -      508       6,086     (6,086)           -
Operating income                  23,280     1,592      1,170      185      26,227         22       26,249

      Six months ended
       June 30, 2004
-----------------------------
Net sales from external
  customers                    $ 842,558  $ 35,948  $  51,297  $ 5,842  $  935,645  $ (10,499)  $  925,146
Intersegment net sales             9,631         -          -      868      10,499    (10,499)           -
Operating income                  12,246     2,974      1,830      413      17,463         22       17,485
Depreciation and amortization     36,185     1,830      2,729      373      41,117          -       41,117
Expenditures for long-lived
  assets                          15,496       255      1,793      137      17,681          -       17,681

      At June 30, 2004
-----------------------------
Property, plant and            $ 794,254  $ 24,253  $  37,480  $ 2,622  $  858,609  $       -   $  858,609
  equipment, net
Total assets                   1,872,343    89,815     85,802   11,668   2,059,628   (133,308)   1,926,320

     Three months ended
       June 30, 2003
-----------------------------
Net sales from external
  customers                    $ 201,587  $ 16,070  $  24,757  $ 2,525  $  244,939  $  (4,896)  $  240,043
Intersegment net sales             4,535         -          -      361       4,896     (4,896)           -
Operating income                  11,258     1,774      1,353      159      14,544          -       14,544

      Six months ended
       June 30, 2003
-----------------------------
Net sales from external
  customers                    $ 345,118  $ 29,708  $  45,007  $ 5,232  $  425,065  $  (8,265)  $  416,800
Intersegment net sales             7,679         -          -      586       8,265     (8,265)           -
Operating income                   6,732     2,740      1,896      177      11,545         (8)      11,537
Depreciation and amortization     15,204     1,604      2,925      398      20,131          -       20,131
Expenditures for long-lived
  assets                          21,218     1,245      2,281      102      24,846          -       24,846


                                                             Three months     Six months
                                                                ended            ended
                                                            June 30, 2004    June 30, 2004
                                                           ---------------  ---------------
                                                                     (in thousands)
Revenues:
Total segments and other net sales                            $ 603,936        $ 935,645
Eliminations of intersegment net sales                           (6,086)         (10,499)
                                                              ----------       ----------
  Total consolidated net sales                                $ 597,850        $ 925,146
                                                              ==========       ==========

Operating income (loss):
Total segment operating income                                $  26,249        $  17,485
Interest expense, net of interest income of $39 and $128         14,927           23,273
Prepayment penalties                                                  -           30,690
Loss on debt extinguishment                                           -              916
Foreign currency exchange loss (gain), net                          999             (375)
Other (income) expense, net                                         (84)             684
                                                              ----------       ----------

  Total consolidated income (loss) before income taxes,
    and minority interest                                     $  10,407        $ (37,703)
                                                              ==========       ==========

                                             At June 30, 2004
                                            ------------------
                                              (in thousands)
Assets:
Total segments                                 $ 2,059,628
Eliminations of intersegment receivables          (133,308)
                                               ------------
  Total consolidated assets                    $ 1,926,320
                                               ============

(16)  GUARANTOR NOTE

         On February 27, 2004, with an effective date of February 22, 2004, the Company acquired SF Holdings. The Company partially funded this acquisition through the issuance of the 8.5% Senior Subordinated Notes. The 8.5% Senior Subordinated Notes are guaranteed, jointly and severally, by all of the domestic and European subsidiaries of the Company. The consolidated guarantors include:
Solo Cup Company, Solo Management Company, P.R. SOLO CUP, INC., SOLO TEXAS, LLC, SF Holdings, Inc., Sweetheart Cup Company, Inc., Lily Canada Holdings Corporation, EMERALD LADY INC., Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited. The following financial information presents the consolidated guarantors and non-guarantors of the 8.5% Senior Subordinated Notes, in accordance with Rule 3-10 of Regulation S-K (in thousands):

                                                                   Consolidated Balance Sheet
                                                                         June 30, 2004
                                                                    Non-
                                                   Guarantors    Guarantors    Eliminations    Consolidated
                                                  ------------  ------------  --------------  --------------

                     Assets
Current assets:
  Cash and cash equivalents                       $     9,853    $  12,486      $       -      $    22,339
  Cash in escrow                                       15,000            -              -           15,000
  Accounts receivable:
    Trade                                             194,101       44,788         (8,911)         229,978
    Other                                              24,826        1,924              -           26,750
  Inventories                                         302,908       20,462           (255)         323,115
  Deferred income taxes                                54,043          733              -           54,776
  Prepaid expenses and other current assets            42,568        7,423              -           49,991
                                                  ------------   ----------     ----------     ------------
      Total current assets                            643,299       87,816         (9,166)         721,949

Property, plant and equipment, net                    794,060       64,549              -          858,609
Goodwill and intangible assets                        285,565        3,806              -          289,371
Restricted cash                                         1,905            -              -            1,905
Other assets                                          103,564        5,306        (54,384)          54,486
                                                  ------------   ----------     ----------     ------------

      Total assets                                $ 1,828,393    $ 161,477      $ (63,550)     $ 1,926,320
                                                  ============   ==========     ==========     ============

      Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                $   134,361    $  56,330      $  (8,922)     $   181,769
  Accrued expenses and other current liabilities      125,164       14,249             10          139,423
  Short-term debt                                           -        6,854              -            6,854
  Current maturities of long-term debt                  6,500          626              -            7,126
                                                  ------------   ----------     ----------     ------------
      Total current liabilities                       266,025       78,059         (8,912)         335,172

Long-term debt, net of current maturities             978,163       16,461              -          994,624
Deferred income taxes                                  94,014          723              -           94,737
Other liabilities                                      72,913       34,791        (28,271)          79,433
                                                  ------------   ----------     ----------     ------------
      Total liabilities                             1,411,115      130,034        (37,183)       1,503,966
                                                  ------------   ----------     ----------     ------------

Minority interest                                           -        1,009              -            1,009
                                                  ------------   ----------     ----------     ------------

Shareholders' equity:
  Class A common stock                                      -        2,114         (2,114)               -
  Additional paid-in capital                          258,818       16,630        (16,630)         258,818
  Retained earnings                                   154,920       12,441         (7,623)         159,738
  Accumulated other comprehensive income (loss)         3,540         (751)             -            2,789
                                                  ------------   ----------     ----------     ------------
      Total shareholders' equity                      417,278       30,434        (26,367)         421,345
                                                  ------------   ----------     ----------     ------------

      Total liabilities and shareholders' equity  $ 1,828,393    $ 161,477      $ (63,550)     $ 1,926,320
                                                  ============   ==========     ==========     ============

                                                                   Consolidated Balance Sheet
                                                                       December 31, 2003
                                                                    Non-
                                                   Guarantors    Guarantors    Eliminations    Consolidated
                                                  ------------  ------------  --------------  --------------

                     Assets
Current assets:
  Cash and cash equivalents                       $     1,987    $   1,282      $       -      $     3,269
  Cash in escrow                                       10,003            -              -           10,003
  Accounts receivable:
    Trade                                              53,253       35,140              -           88,393
    Other                                              13,135        3,369        (10,587)           5,917
  Inventories                                          90,509        9,279            (69)          99,719
  Deferred income taxes                                     -          895              -              895
  Prepaid expenses and other current assets            10,341        2,474              -           12,815
                                                  ------------   ----------     ----------     ------------
      Total current assets                            179,228       52,439       (10,656)          221,011

Property, plant and equipment, net                    257,013       42,271              -          299,284
Goodwill and intangible assets                         94,765          730              -           95,495
Restricted cash                                         2,139            -              -            2,139
Other assets                                           50,097        3,063        (41,479)          11,681
                                                  ------------   ----------     ----------     ------------

      Total assets                                $   583,242    $  98,503      $ (52,135)     $   629,610
                                                  ============   ==========     ==========     ============

      Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                $    46,453    $  28,277      $ (10,590)     $    64,140
  Accrued expenses and other current liabilities       37,373        6,678              -           44,051
  Short-term debt                                      35,800        8,382              -           44,182
  Current maturities of long-term debt                  5,274          642              -            5,916
                                                  ------------   ----------     ----------     ------------
      Total current liabilities                       124,900       43,979        (10,590)         158,289

Long-term debt, net of current maturities             199,554        3,324              -          202,878
Deferred income taxes                                   2,396         (791)             -            1,605
Other liabilities                                      10,153       22,918        (18,955)          14,116
                                                  ------------   ----------     ----------     ------------
      Total liabilities                               337,003       69,430        (29,545)         376,888
                                                  ------------   ----------     ----------     ------------

Minority interest                                           -        2,060              -            2,060
                                                  ------------   ----------     ----------     ------------

Shareholders' equity:
  Class A common stock                                    103          843           (843)             103
  Class B common stock                                      1            -              -                1
  Additional paid-in capital                           24,965       14,088        (14,088)          24,965
  Retained earnings                                   222,708       10,195         (7,659)         225,244
  Accumulated other comprehensive income (loss)        (1,538)       1,887              -              349
                                                  ------------   ----------     ----------     ------------
      Total shareholders' equity                      246,239       27,013        (22,590)         250,662
                                                  ------------   ----------     ----------     ------------

      Total liabilities and shareholders' equity  $   583,242    $  98,503      $ (52,135)     $   629,610
                                                  ============   ==========     ==========     ============

                                                                        Consolidated Statement of Operations
                                                                          Three Months Ended June 30, 2004
                                                                                Non-
                                                               Guarantors    Guarantors    Eliminations    Consolidated
                                                              ------------  ------------  --------------  --------------
Net sales                                                      $ 547,363      $ 59,432      $  (8,945)       $ 597,850
Cost of goods sold                                               471,994        49,562         (8,940)         512,616
                                                               ----------     ---------     ----------       ----------

      Gross profit                                                75,369         9,870             (5)          85,234

Selling, general and administrative expenses                      53,780         5,299            (94)          58,985
                                                               ----------     ---------     ----------       ----------

      Operating income                                            21,589         4,571             89           26,249

Interest expense, net                                             14,201           726              -           14,927
Foreign currency exchange loss, net                                  598           401              -              999
Other expense (income), net                                            5           (89)             -              (84)
                                                               ----------     ---------     ----------       ----------

      Income before income tax and minority interest               6,785         3,533             89           10,407

Income tax provision                                               2,358         1,797            (24)           4,131
Minority interest                                                      -           105              -              105
                                                               ----------     ---------     ----------       ----------

      Net income                                               $   4,427      $  1,631      $     113        $   6,171
                                                               ==========     =========     ==========       ==========









                                                                        Consolidated Statement of Operations
                                                                          Three Months ended June 30, 2003
                                                                                Non-
                                                               Guarantors    Guarantors    Eliminations    Consolidated
                                                              ------------  ------------  --------------  --------------
Net sales                                                      $ 213,034      $ 30,057      $  (3,048)       $ 240,043
Cost of goods sold                                               178,344        25,222         (3,048)         200,518
                                                               ----------     ---------     ----------       ----------

      Gross profit                                                34,690         4,835              -           39,525

Selling, general and administrative expenses                      21,678         3,303              -           24,981
                                                               ----------     ---------     ----------       ----------

      Operating income                                            13,012         1,532              -           14,544

Interest expense, net                                              3,776           238              -            4,014
Foreign currency exchange gain, net                               (1,612)            -              -          (1,612)
Other expense, net                                                    95            32            (43)              84
                                                               ----------     ---------     ----------       ----------

      Income before income tax and minority interest              10,753         1,262             43           12,058


Income tax provision                                                 591           620              -            1,211
Minority interest                                                      -            75              -               75
                                                               ----------     ---------     ----------       ----------

      Net income                                               $  10,162      $    567      $      43        $  10,772
                                                               ==========     =========     ==========       ==========

                                                                        Consolidated Statement of Operations
                                                                          Six Months Ended June 30, 2004
                                                                                Non-
                                                               Guarantors    Guarantors    Eliminations    Consolidated
                                                              ------------  ------------  --------------  --------------
Net sales                                                      $ 841,719      $ 97,048      $ (13,621)       $ 925,146
Cost of goods sold                                               735,320        81,177        (13,509)         802,988
                                                               ----------     ---------     ----------       ----------

      Gross profit                                               106,399        15,871           (112)         122,158

Selling, general and administrative expenses                      95,623         9,174           (124)         104,673
                                                               ----------     ---------     ----------       ----------

      Operating income                                            10,776         6,697             12           17,485

Interest expense, net                                             22,248         1,025              -           23,273
Prepayment penalties                                              30,690             -              -           30,690
Foreign currency exchange (gain) loss, net                          (444)           69              -             (375)
Other expense, net                                                   965           635              -            1,600
                                                               ----------     ---------     ----------       ----------

      Income (loss) before income tax and  minority interest     (42,683)        4,968             12          (37,703)


Income tax provision                                              12,098         2,605            (24)          14,679
Minority interest                                                      -           116              -              116
                                                               ----------     ---------     ----------       ----------

      Net income (loss)                                        $ (54,781)     $  2,247      $      36        $ (52,498)
                                                               ==========     =========     ==========       ==========





                                                                        Consolidated Statement of Operations
                                                                          Six Months ended June 30, 2003
                                                                                Non-
                                                               Guarantors    Guarantors    Eliminations    Consolidated
                                                              ------------  ------------  --------------  --------------
Net sales                                                      $ 366,432      $ 55,333      $  (4,965)       $ 416,800
Cost of goods sold                                               318,905        46,573         (4,965)         360,513
                                                               ----------     ---------     ----------       ----------

      Gross profit                                                47,527         8,760              -           56,287

Selling, general and administrative expenses                      38,605         6,145              -           44,750
                                                               ----------     ---------     ----------       ----------

      Operating income                                             8,922         2,615              -           11,537

Interest expense, net                                              6,119           454              -            6,573
Foreign currency exchange loss, net                                    1             -              -                1
Other (income) expense, net                                         (251)          134            134               17
                                                               ----------     ---------     ----------       ----------

      Income before income tax and minority interest               3,053         2,027           (134)           4,946


Income tax provision                                                 873           794              -            1,667
Minority interest                                                      -            39              -               39
                                                               ----------     ---------     ----------       ----------

      Net income                                               $   2,180      $  1,194      $    (134)       $   3,240
                                                               ==========     =========     ==========       ==========

                                                                        Consolidated Statement of Cash Flows
                                                                          Six months ended June 30, 2004
                                                              ----------------------------------------------------------
                                                                                Non-
                                                               Guarantors    Guarantors    Eliminations    Consolidated
                                                              ------------  ------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash (used in) provided by operating activities      $ (41,022)     $ 15,109      $       -        $ (25,913)
                                                               ----------     ---------     ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Payment for business acquisition, net of cash acquired        (874,734)            -              -         (874,734)
  Purchase of property, plant and equipment                      (14,648)       (3,033)             -          (17,681)
  Proceeds from sale of property, plant and equipment              1,741           265              -            2,006
  Increase in cash in escrow                                      (4,997)            -              -           (4,997)
                                                               ----------     ---------     ----------       ----------
      Net cash used in investing activities                     (892,638)       (2,768)             -         (895,406)
                                                               ----------     ---------     ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under revolving credit facilities                24,263           537              -           24,800
  Borrowings under the term notes                                650,000             -              -          650,000
  Borrowings under the 8.5% Senior Subordinated Notes            325,000             -              -          325,000
  Borrowings under the Securitization Facility                     5,000             -              -            5,000
  Borrowings under the 364-day revolving credit agreement         16,500             -              -           16,500
  Proceeds from sale of common stock                             230,463             -              -          230,463
  Repayments of the 7.08% Senior Notes                          (160,000)            -              -         (160,000)
  Repayments of the 3.67% Yen-denominated Senior Notes           (44,170)            -              -          (44,170)
  Repayments of interest rate swap                                (1,656)            -              -           (1,656)
  Repayments of the Securitization Facility                      (27,800)            -              -          (27,800)
  Repayments of the 364-day revolving credit agreement           (29,500)            -              -          (29,500)
  Repayments of the term notes                                    (1,625)            -              -           (1,625)
  Repayments of other debt                                          (657)       (1,704)             -           (2,361)
  Debt issuance costs                                            (31,497)            -              -          (31,497)
  Dividends paid                                                 (13,008)            -              -          (13,008)
  Decrease in restricted cash                                        234             -              -              234
                                                               ----------     ---------     ----------       ----------
      Net cash provided by (used in) financing activities        941,547        (1,167)             -          940,380
                                                               ----------     ---------     ----------       ----------

Effect of exchange rate changes on cash                              (21)           30              -                9
                                                               ----------     ---------     ----------       ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          7,866        11,204              -           19,070

Cash and cash equivalents, beginning of period                     1,987         1,282              -            3,269
                                                               ----------     ---------     ----------       ----------

Cash and cash equivalents, end of period                       $   9,853      $ 12,486      $       -        $  22,339
                                                               ==========     =========     ==========       ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid                                                  $  10,980      $     48      $       -        $  11,028
                                                               ==========     =========     ==========       ==========

Income taxes paid                                              $   1,278      $    259      $       -        $   1,537
                                                               ==========     =========     ==========       ==========

                                                                         Consolidated Statement of Cash Flows
                                                                          Six months ended June 30, 2003
                                                              ----------------------------------------------------------
                                                                                Non-
                                                               Guarantors    Guarantors    Eliminations    Consolidated
                                                              ------------  ------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities                $   5,671      $  3,257      $       -        $   8,928
                                                               ----------     ---------     ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Payment for business acquisition, net of cash acquired            (132)            -              -             (132)
  Purchase of property, plant and equipment                      (22,463)       (2,383)             -          (24,846)
  Proceeds from sale of property, plant and equipment                564         1,963              -            2,527
                                                               ----------     ---------     ----------       ----------
      Net cash used in investing activities                      (22,031)         (420)             -          (22,451)
                                                               ----------     ---------     ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under revolver credit facilities                  4,500             -              -            4,500
  Borrowings under the Securitization Facility                    71,300             -              -           71,300
  Repayments of the Securitization Facility                      (63,000)            -              -          (63,000)
  Repayments of other debt                                           (75)       (3,565)             -           (3,640)
  Dividends paid                                                  (5,238)            -              -           (5,238)
                                                               ----------     ---------     ----------       ----------
      Net cash provided by (used in) financing activities          7,487        (3,565)             -            3,922
                                                               ----------     ---------     ----------       ----------

Effect of exchange rate changes on cash                              (80)           (8)             -              (88)
                                                               ----------     ---------     ----------       ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (8,953)         (736)             -           (9,689)

Cash and cash equivalents, beginning of period                    10,769         1,858              -           12,627
                                                               ----------     ---------     ----------       ----------

Cash and cash equivalents, end of period                       $   1,816      $  1,122      $       -        $   2,938
                                                               ==========     =========     ==========       ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid                                                  $   6,653      $     70      $       -        $   6,723
                                                               ==========     =========     ==========       ==========

Income taxes paid                                              $      84      $    146      $       -        $     230
                                                               ==========     =========     ==========       ==========

(17)  SUBSEQUENT EVENTS

         On July 6, 2004, the Company consummated the purchase of certain assets and liabilities of Erving Paper Products, Inc. ("Erving") located in Green Bay, Wisconsin. Erving specializes in and provides foodservice distributors with high quality paper products which include: placemats, banquet rolls, table covers, white and color napkins, seasonal designs and specialty prints. The aggregate purchase price was $2.6 million and was paid in cash.

         On July 19, 2004, the Company announced the elimination of thirty-three
sales  people  in  association   with  the  integration  of  Sweetheart.   These
individuals will be terminated by September 30, 2004.

         On July 27, 2004, the Company announced the reorganization of its administrative offices, including the closure of its Urbana, Illinois administrative office and the transfer of various functions between the Company's Owings Mills, Maryland and Highland Park, Illinois facilities. The Company expects this reorganization to be substantially completed during 2005.

         In connection with the Company's closure of its manufacturing and warehouse facilities in Kensington, Connecticut, the Company sold certain assets of its Worthington Tool and Sherwood Tool businesses. On June 23, 2004, the Company consummated the sale of certain assets of its Worthington tool business to Lanco Manufacturing Inc. for an aggregate purchase price of $60,000, of which $40,000 was paid in cash and the remainder is payable by promissory note in twelve equal monthly installments. On July 12, 2004, the Company consummated the sale of certain assets of its Sherwood Tool business to Paper Manufacturing Corporation for an aggregate purchase price of $2.3 million which was paid in cash. On July 30, 2004, the Company sold the remaining assets of Sherwood Tool to Thomas Industries Inc. for an aggregate purchase price of $0.3 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Forward-looking statements in this filing, including those in the Notes to Consolidated Financial Statements, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Such risks and uncertainties include, but are not limited to, general economic and business conditions, competitive market pricing, increases in raw material costs, energy costs and other manufacturing costs, fluctuations in demand for the Company's products, potential equipment malfunctions and pending litigation.

General

         On February 27, 2004, with an effective date of February 22, 2004, the Company completed the SF Holdings Acquisition. In connection with the acquisition, the Company became the parent company of Solo Illinois and SF Holdings. The Company is a holding company, the material assets of which are 100% of the capital stock of Solo Illinois and 100% of the capital stock of SF Holdings.

         The Company is a leading global producer and marketer of disposable foodservice products and has served the industry for over 60 years. The Company manufactures one of the broadest product lines of cups, lids, food containers, plates, bowls, cutlery, napkins and tablecovers in the industry, with products available in plastic, paper and foam. The Company is recognized for product innovation and customer service, and its products are known for their quality, reliability and consistency. The Company's products are marketed primarily under the Solo and Sweetheart brands, as well as Jack Frost, Lily, Trophy, Jazz, Hoffmaster, Creative Expressions and All Occasions. The Company believes it is the leading supplier of branded disposable cups and plastic plates and bowls to consumer customers in the United States. In addition to its branded products, the Company provides a majority of its product lines to its customers under private label. The Company currently operates manufacturing facilities and warehouse distribution centers in North America, Japan and the United Kingdom, and the Company sells its products worldwide.

         The Company serves two primary customer groups:

          o Foodservice: The Company's foodservice customers include (1) broadline distributors, such as Sysco Corporation and Bunzl Distribution USA, Inc., (2) quick service restaurants, or QSRs, such as McDonald's Corporation, Wendy's International, Inc. and Burger King Corporation, (3) national accounts, such as Starbucks Corporation and 7-Eleven, Inc., and (4) dairy and food processors, such as Nissin Food Products Company Ltd. and Blue Bell Creameries Inc. The Company
          believes it has developed strong relationships with leading foodservice customers due to its emphasis on product innovation and customer service and the fact that it has one of the broadest product offerings in the industry. The Company sells its products to foodservice customers through its regionally-organized, in-house direct sales force and through national account representatives.

          o Consumer: The Company's consumer customers include (1) grocery stores, such as Publix Supermarkets Inc., The Kroger Co. and Albertson's, Inc., (2) mass merchandisers, such as Wal-Mart Stores, Inc. and Target Corporation, (3) warehouse clubs, such as Costco Wholesale Corporation and BJ's Wholesale Club, and (4) other retail outlets, such as drug stores, party stores and dollar stores. The Company believes it is the leading supplier of branded disposable cups and plastic plates and bowls to consumer customers in the United States, which it sells under the Solo and Jack Frost brand names. In addition, The Company sells paper and party goods under the brand names Creative Expressions and All Occasions. The Company's sales and marketing strategy for consumer customers is designed around supporting the Company's strong brand names, as well as selling private label products. The Company sells its products to consumer customers through both regional broker networks and our in-house direct sales force.

         Seasonality has a limited impact on the Company's business. In the past, the Company experienced seasonality as more of its products are sold in the warmer months with the majority of its net cash flows from operations realized during the last six months of the fiscal year. Sales for such periods reflect the high seasonal demands of the summer months when outdoor and away-from-home consumption increases. However, with the increase in popularity of hot drinks and the introduction of more indoor sporting events, this seasonality has been decreasing. In the event that the Company's cash flows from operations are insufficient to provide working capital necessary to fund its requirements, the Company will need to borrow under its credit facility or seek other sources of capital. The Company believes that funds available under such credit facility, together with cash generated from operations, will be adequate to provide for cash requirements for the remainder of the calendar year. Since these forward-looking statements are based upon current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements.

Critical Accounting Policies and Estimates

           The Company's critical accounting policies are described in its registration statement on Form S-4 filed July 13, 2004 with the Securities and Exchange Commission.

Recent Developments

         On July 6, 2004, the Company consummated the purchase of certain assets and liabilities of Erving Paper Products, Inc. ("Erving") located in Green Bay, Wisconsin. Erving specializes in and provides foodservice distributors with high quality paper products which include: placemats, banquet rolls, table covers, white and color napkins, seasonal designs and specialty prints. The aggregate purchase price was $2.6 million and was paid in cash.

         On July 19, 2004, the Company announced the elimination of thirty-three
sales  people  in  association   with  the  integration  of  Sweetheart.   These
individuals will be terminated by September 30, 2004.

         On July 27, 2004, the Company announced the reorganization of its administrative offices, including the closure of its Urbana, Illinois administrative office and the transfer of various functions between the Company's Owings Mills, Maryland and Highland Park, Illinois facilities. The Company expects this reorganization to be substantially completed during 2005.

         In connection with the Company's closure of its manufacturing and warehouse facilities in Kensington, Connecticut, the Company sold certain assets of its Worthington Tool and Sherwood Tool businesses. On June 23, 2004, the Company consummated the sale of certain assets of its Worthington tool business to Lanco Manufacturing Inc. for an aggregate purchase price of $60,000, of which $40,000 was paid in cash and the remainder is payable by promissory note in twelve equal monthly installments. On July 12, 2004, the Company consummated the sale of certain assets of its Sherwood Tool business to Paper Manufacturing Corporation for an aggregate purchase price of $2.3 million which was paid in cash. On July 30, 2004, the Company sold the remaining assets of Sherwood Tool to Thomas Industries Inc. for an aggregate purchase price of $0.3 million.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

         Net Sales

         Net sales increased $357.8 million, or 149.1%, to $597.9 million for the three months ended June 30, 2004 compared to $240.0 million for the three months ended June 30, 2003, reflecting a 4.0% increase in average realized sales prices and a 145.1% increase in sales volume. The increase in average realized sales prices reflects the implementation of several price increases to customers as a result of higher raw material costs. Sales volume growth was primarily a result of the acquisition. Excluding the impact of the acquisition, net sales increased $19.0 million, or 7.9%, reflecting a 4.0% increase in average realized sales prices and a 3.9% increase in sales volume as compared to the three months ended June 30, 2003.

         Gross Profit

         Gross profit increased $45.7 million, or 115.6%, to $85.2 million for the three months ended June 30, 2004 compared to $39.5 million for the three months ended June 30, 2003. As a percentage of net sales, gross profit decreased to 14.3% for the three months ended June 30, 2004 from 16.5% for the three months ended June 30, 2003. Gross profit increased $44.5 million primarily as a result of the acquisition. Excluding the results of the acquisition, gross profit increased $1.2 million, or 3.0%, to $40.7 million for the three months ended June 30, 2004 compared to $39.5 million for the three months ended June 30, 2003 primarily due to increased sales volume and increased prices offset by higher raw material prices.

         Selling, general and administrative expenses

         Selling, general and administrative expenses increased $34.0 million, or 136.1%, to $59.0 million for the three months ended June 30, 2004 compared to $25.0 million for the three months ended June 30, 2003. This increase includes $23.9 million of expenses associated with the Sweetheart operations. The remaining increase of $9.0 million resulted from $7.9 million of costs associated with the integration of support functions and systems of Sweetheart in connection with the acquisition and $0.9 million of professional services.

         Operating income

         Operating income increased $11.7 million, or 80.5%, to $26.2 million for the three months ended June 30, 2004 compared to $14.5 million for the three months ended June 30, 2003, due to the reasons stated above.

         Interest expense, net

         Interest expense, net increased $10.9 million, or 271.9%, to $14.9 million for the three months ended June 30, 2004 compared to $4.0 million for the three months ended June 30, 2003. This increase is primarily attributed to borrowings under the Company's credit facilities and the additional interest associated with the 8.5% Senior Subordinated Notes issued in connection with the acquisition.

         Foreign currency exchange loss (gain), net

         Foreign currency exchange loss (gain), net changed $2.6 million, or 162.5% to a loss of $1.0 million for the three months ended June 30, 2004 compared to a gain of $1.6 million for the three months ended June 30, 2003. This change is primarily attributed to fluctuations in the United Kingdom pound sterling denominated inter-company debt.

         Income tax provision

         Income tax provision increased $2.9 million, or 241.1%, to $4.1 million for the three months ended June 30, 2004 compared to $1.2 million for the three months ended June 30, 2003. This increase resulted primarily from the Company's change in tax filing status from subchapter S to subchapter C of the Internal Revenue Code in the United States.

         Minority interest

         Minority interest increased $30,000, or 40.0%, to $105,000 for the three months ended June 30, 2004 compared to $75,000 for the three months ended June 30, 2003. This amount represents a 20.0% ownership in Global Cup which was purchased by the Company as of May 20, 2004 and a 2.0% ownership in Sanyo Pax Operations Company, LTD for the three months ended June 30, 2004.

         Net income

         Net income decreased $4.6 million, or 42.7%, to $6.2 million for the three months ended June 30, 2004 compared to $10.8 million for the three months ended June 30, 2003, due to the reasons stated above.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

         Net Sales

         Net sales increased $508.3 million, or 122.0%, to $925.1 million for the six months ended June 30, 2004 compared to $416.8 million for the six months ended June 30, 2003, reflecting a 2.9% increase in average realized sales prices and a 119.1% increase in sales volume. The increase in average realized sales prices reflects the implementation of several price increases to customers as a result of higher raw material costs. Sales volume growth was primarily a result of the acquisition. Excluding the impact of the acquisition, net sales increased $40.1 million, or 9.6%, reflecting a 2.9% increase in average realized sales prices and a 6.7% increase in sales volume as compared to the six months ended June 30, 2003.

         Gross Profit

         Gross profit increased $65.9 million, or 117.0%, to $122.2 million for the six months ended June 30, 2004 compared to $56.3 million for the six months ended June 30, 2003. As a percentage of net sales, gross profit decreased to 13.2% for the six months ended June 30, 2004 from 13.5% for the six months ended June 30, 2003. Gross profit increased $63.6 million primarily as a result of the acquisition. Excluding the results of the acquisition, gross profit increased $2.3 million, or 4.1%, to $58.6 million for the six months ended June 30, 2004 compared to $56.3 million for the six months ended June 30, 2003, primarily due to increased sales volume offset by higher raw material prices.

         Selling, general and administrative expenses

         Selling, general and administrative expenses increased $59.9 million, or 133.9%, to $104.7 million for the six months ended June 30, 2004 compared to $44.8 million for the six months ended June 30, 2003. This increase includes $37.6 million of expenses associated with the Sweetheart operations. The remaining increase of $22.3 million resulted primarily from (i) $15.1 million of costs associated with the integration of support functions and systems of Sweetheart in connection with the acquisition, (ii) $2.3 million of professional services (iii) $1.6 million of costs associated with higher employee health insurance benefits and (iv) $1.1 million of management fees due to SCI Corporation.

         Operating income

         Operating income increased $5.9 million, or 51.6%, to $17.5 million for the six months ended June 30, 2004 compared to $11.5 million for the six months ended June 30, 2003, due to the reasons stated above.

         Interest expense, net

         Interest expense, net increased $16.7 million, or 254.1%, to $23.3 million for the six months ended June 30, 2004 compared to $6.6 million for the six months ended June 30, 2003. This increase is primarily attributed to borrowings under the Company's credit facilities and the additional interest associated with the 8.5% Senior Subordinated Notes issued in connection with the acquisition.

         Prepayment penalties

         Prepayment penalties were $30.7 million for the six months ended June 30, 2004. This expense was primarily attributed to the prepayment fees associated with early extinguishment of $160.0 million of 7.08% senior notes due 2011 and $40.5 million of 3.67% Yen-denominated senior notes due 2008.

         Loss on debt extinguishment

         Loss on debt extinguishment was $0.9 million for the six months ended June 30, 2004. This loss was due to write off of debt issuance costs related to the extinguishment of the 7.08% senior notes due 2011 and the 3.67% Yen-denominated senior notes due 2008.

         Foreign currency exchange loss (gain), net

         Foreign currency exchange loss (gain), net changed $376,000, to a gain of $375,000 for the six months ended June 30, 2004 compared to a loss of $1,000 for the six months ended June 30, 2003. This change is primarily attributed to fluctuations in the United Kingdom pound sterling denominated inter-company debt.

         Income tax provision

         Income tax provision increased $13.0 million, or 780.6%, to $14.7 million for the six months ended June 30, 2004 compared to $1.7 million for the six months ended June 30, 2003. This increase resulted primarily from a $29.8 million expense due to the Company's change in tax filing status from subchapter S to subchapter C of the Internal Revenue Code in the United States. This expense was partially offset by an increased tax benefit of $15.1 million resulting primarily from the operating losses.

         Minority interest

         Minority interest increased $77,000, or 197.4%, to $116,000 for the six months ended June 30, 2004 compared to $39,000 for the six months ended June 30, 2003. This amount represents a 20.0% ownership in Global Cup which was purchased by the Company as of May 20, 2004 and a 2.0% ownership in Sanyo Pax Operations Company, LTD.

         Net income (loss)

         Net income (loss) changed $55.7 million, to a loss of $52.5 million for the six months ended June 30, 2004 compared to income of $3.2 million for the six months ended June 30, 2003, due to the reasons stated above.

Liquidity and Capital Resources

         Historically, the Company has relied on cash flows from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. During the six months ended June 30, 2004, the Company funded its business acquisition, retirement of pre-acquisition debt and capital expenditures primarily from (i) borrowings under the Company's $800.0 million credit facilities, (ii) the issuance of the 8.5% senior subordinated notes and
(iii) proceeds from the sale of common stock. The Company expects to fund its capital expenditures for the remainder of 2004 from a combination of cash generated from operations, funds generated from asset sales and revolving credit borrowings.

         Net cash used in operating activities during the six months ended June 30, 2004 was $25.9 million compared to net cash provided by operating activities of $8.9 million during the six months ended June 30, 2003. This decrease primarily resulted from $30.7 million prepayment penalties paid for the early extinguishment of debt, higher losses and higher trade account receivable balances.

         Net cash used in investing activities during the six months ended June 30, 2004 was $895.4 million compared to $22.5 million during the six months ended June 30, 2003. This increase is primarily due to the acquisition.

         Net cash provided by financing activities during the six months ended June 30, 2004 was $940.4 million compared to $3.9 million during the six months ended June 30, 2003. This increase resulted primarily from (i) additional borrowing under the Company's credit facilities, (ii) the issuance of the 8.5% senior subordinated notes due 2014 and (iii) proceeds from the sale of common stock. Theses increases were partially offset by (i) repayment of the 7.08% senior notes due 2011, (ii) repayment of the 3.67% Yen-denominated senior notes due 2008, (iii) repayment of a $27.8 million securitization facility, (iv) payment of debt issuance costs and (vi) payment of dividends.

         Working capital increased $324.1 million to $386.8 million at June 30, 2004 from $62.7 million at December 31, 2003. This increase resulted primarily due to the acquisition.

         Capital expenditures during the six months ended June 30, 2004 were $17.7 million compared to $24.8 million during the six months ended June 30, 2003. Capital expenditures during the six months ended June 30, 2004 included $12.0 million for new production equipment, $2.3 million for routine capital improvements, $1.2 million for renovations and equipment conversions, $0.9 for building and land improvements, and $1.3 million for various other projects. Cash from revolving credit borrowings primarily provided funding during the six months ended June 30, 2004 for capital expenditures. For the remainder of 2004, the Company intends to rely on cash provided by operations, the sale of assets and revolving credit borrowings for its capital expenditures.

         On February 27, 2004, the Company entered into credit facilities comprised of a $150.0 million revolving credit facility maturing in 2010 and a $650.0 million term loan facility maturing in 2011. The revolving credit facility is principally used for working capital purposes, and the term loan was used to finance the acquisition and related transactions. For purposes of calculating interest, loans under the credit facility are designated as Eurodollar rate loans or, in certain circumstances, base rate loans. Eurodollar rate loans bear interest at the British Bankers Association Interest Settlement Rate for deposits in dollars plus a borrowing margin as described below. Interest on Eurodollar rate loans is payable at the end of the applicable interest period of one, two, three or six months, but not less frequently than quarterly. Base rate loans bear interest at (a) the greater of (i) the rate most recently announced by Bank of America as its "prime rate" or (ii) the Federal Funds Rate plus 1/2 of 1% per annum, plus (b) a borrowing margin as described below. The margin varies from 2.0% to 2.75% on Eurodollar rate loans and from 1.0% to 1.75% on base rate loans, depending on the Company's leverage ratio. As of June 30, 2004, the weighted average annual interest rate applicable to Eurodollar rate loans was 3.94% and the weighted average annual interest rate applicable to base rate loans was 5.75%. During the three months ended June 30, 2004, the weighted average annual interest rate for the credit facilities was 3.98%. A commitment fee of 0.50% on the unused portion of the credit facilities is payable on a quarterly basis. As of June 30, 2004, $122.9 million was available under the credit facilities.

         The Company's obligations under the credit facilities are guaranteed by SCI Corporation and each existing direct and indirect subsidiary of SCI Corporation other than the issuer, subject to certain exceptions. In addition, each significant domestic subsidiary of the issuer formed after the closing date is required to guarantee those obligations. The credit facilities are secured by
(1) all present and future property and assets, real and personal, of the Company and each guarantor, subject to certain exceptions; (2) a pledge of 100.0% of the stock of each of SCI Corporation's present and future direct and indirect domestic subsidiaries and a lien on 66.0% of the stock of each first-tier foreign subsidiary; (3) all present and future intercompany debt of the Company and each guarantor; and (4) all proceeds of the assets described in clauses (1), (2) and (3) of this sentence. Under the credit facilities, the Company is required to meet specified restrictive financial covenants, including a maximum consolidated leverage ratio, minimum consolidated interest coverage ratio and maximum capital expenditures. The credit facilities also contain other various covenants that limit the Company's ability to, among other things:

o incur additional indebtedness, including guarantees;

o create, incur, assume or permit to exist liens on property and assets;

o make loans and investments and enter into acquisitions and joint ventures;

o engage in sales, transfers and other dispositions of the Company's property or assets;

o prepay,  redeem  or  repurchase   the  Company's  debt, or amend or modify the
  terms of certain material debt or certain other agreements;

o declare or pay dividends to, make distributions to, or make redemption and repurchases from, equity holders; and

o restrict the ability of the Company's subsidiaries to pay dividends and make distributions.

         The Company is currently in compliance with all covenants under the credit facilities.

         The term loan facility under the credit facilities are amortized quarterly from February 27, 2004 through the date of maturity, with the first amortization payment of $1.625 million paid on May 27, 2004. The scheduled quarterly amortization payments are $1.625 million per quarter through February 27, 2006, $6.25 million per quarter from May 27, 2006 through February 27, 2008 and $12.5 million per quarter from May 27, 2008 through November 27, 2010, with a balloon payment of $449.5 million due on February 27, 2011.

         The Company is required to make a mandatory annual prepayment of the term loan facility in an amount equal to 50.0% of excess cash flow, as defined in the term loan documentation, when the consolidated leverage ratio is 3.5x or greater, or 25.0% of excess cash flow when the consolidated leverage ratio is less than 3.5x. In addition, the Company is required to make a mandatory prepayment of the term loans and the revolving credit loans with, among other things:

o 100.0% of the net cash proceeds of any property or asset sale, subject to certain exceptions and reinvestment requirements;

o 100.0% of the net cash proceeds of any extraordinary receipts, as defined in the loan documentation, such as tax refunds, pension plan reversions, proceeds of insurance and condemnation awards, subject to certain exceptions and reinvestment requirements;

o 100.0% of the net cash proceeds of certain debt issuances, subject to certain exceptions; and

o 50.0% of the net cash proceeds from the issuance of additional equity interests when the consolidated leverage ratio is 3.5x or greater, or 25.0% of such proceeds when the consolidated leverage ratio is less than 3.5x.

         Mandatory prepayments will be applied first to the term loans on a pro rata basis, and thereafter to the revolving loans.

         The credit facilities require the Company to hedge a portion of the borrowings under the credit facilities. On March 10, 2004 with an effective date of March 31, 2004, the Company entered into a swap arrangement to hedge $180.0 million of Eurodollar rate loans at an average rate of 2.375% plus applicable margin for three years. Also, on June 1, 2004 the Company entered into an interest rate cap agreement with a total notional amount of $30.0 million under which the Company receives variable interest rate payments when the three month Eurodollar rate rises above 4.0% before January 1, 2005. The interest rate cap agreement extends through March 31, 2005. As of June 30, 2004, there was $24.8 million drawn on the revolving credit facility and $648.4 million outstanding under the term loan facility. At June 30, 2004, the interest rate on borrowings under the term loan was 3.95%, and the interest rate on borrowings under the revolving credit facility was 4.86%.

         On February 27, 2004, the Company issued $325.0 million of 8.5% Senior Subordinated Notes due 2014. The 8.5% Senior Subordinated Notes mature on February 15, 2014 with interest paid semi-annually every February 15 and August
15. Under the indenture governing the 8.5% Senior Subordinated Notes, subject to exceptions, the Company must meet a minimum fixed charge coverage ratio to incur additional indebtedness. Prior to February 15, 2007, the issuer may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the notes issued under the indenture at a redemption price of 108.5% of the principal amount thereof, plus accrued and unpaid interest. Otherwise, the notes under the indenture are not redeemable until February 15, 2009. Starting on February 15, 2009, the Company has the option to redeem all or a portion of the 8.5% Senior Subordinated Notes at a redemption price equal to a percentage of the principal amount thereof plus accrued and unpaid interest. In the event of this kind of an optional redemption, the redemption price would be 104.25% for the twelve-month period beginning February 15, 2009; 102.833% for the twelve month period beginning February 15, 2010; 101.417% for the twelve month period beginning on February 15, 2011 and 100.0% of the principal amount thereafter. If the Company experiences specific kinds of changes of control, it must offer to purchase the 8.5% Senior Subordinated Notes at a price of 101.0% of their principal amount, plus accrued and unpaid interest. The indenture governing the 8.5% Senior Subordinated Notes contain various covenants which, subject to exception, limit the ability of the issuer and its restricted subsidiaries to, among other things:

o borrow money, guarantee debt and, in the case of restricted subsidiaries, sell preferred stock;

o create liens;

o pay dividends on or redeem or repurchase stock;

o make specified types of investments;

o restrict dividends or other payments from restricted subsidiaries;

o enter into transactions with affiliates; and

o sell assets or merge with other companies.

         On February 27, 2004, the Company extinguished $160.0 million of 7.08% senior notes due June 30, 2011 and $44.2 million of 3.67% Yen-denominated senior notes due July 16, 2008 resulting in prepayment penalties of $26.9 million and $3.8 million, respectively. As a result of early extinguishment of debt, the Company incurred a $0.9 million loss from the write off of deferred finance fees.

         At June 30, 2004, the Company has approximately 750.0 million Yen ($6.9 million) of short-term borrowings with Japanese banks. These borrowings have various termination dates and have no restrictive covenants. The interest rate on these borrowings ranges between 0.84% and 0.89% per year

         The Company has capital leases of approximately 391.1 million Yen ($3.6 million) of which approximately 68.5 million Yen ($0.6 million) is classified as short-term.

         The following summarizes the Company's contractual obligations at June 30, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in 000's):

                                                        Payments Due in Fiscal
                   --------------------------------------------------------------------------------------------
                      Total        2004       2005       2006       2007       2008       2009      Thereafter
                   ------------  ---------  ---------  ---------  ---------  ---------  ---------  ------------
Non-cancelable
  operating
  leases           $   262,869   $ 15,331   $ 25,099   $ 22,018   $ 19,014   $ 16,592   $ 15,453   $   149,362
Total  debt          1,005,029     10,104      6,500     20,375     25,000     43,750     50,000       849,300
Capital leases           3,575        315        625        615        584        507        429           500
                   ------------  ---------  ---------  ---------  ---------  ---------  ---------  ------------

Total obligations  $ 1,271,473   $ 25,750   $ 32,224   $ 43,008   $ 44,598   $ 60,849   $ 65,882   $   999,162
                   ============  =========  =========  =========  =========  =========  =========  ============

         In November 2001, the Company began outsourcing its logistical operations, including warehousing and transportation of products to and from distribution centers, to DSC Logistics, Inc. As part of this outsourcing arrangement, in November 2001, the Company and DSC executed an agreement that provides for a five-year term, subject to earlier termination in certain circumstances. After DSC began providing services under the agreement in 2002, the compensation claimed by DSC under the agreement significantly exceeded the amounts that the Company had contemplated, and disputes arose regarding various aspects of the outsourcing arrangement, including the amounts that the Company would be required to pay under the agreement. In 2002, the Company invoked the arbitration provisions of the agreement, submitting a demand for arbitration to the American Arbitration Association in Chicago, Illinois. The Company submitted an amended demand for arbitration in 2003. In the arbitration, the Company is seeking to recoup from DSC amounts that the Company believes are in excess of those required by the agreement and an order rescinding or allowing the Company to terminate the agreement. DSC has asserted counterclaims in the arbitration against the Company seeking damages, costs and expenses of less than $2.0 million in the aggregate.

         DSC recently has claimed that its outsourcing arrangement with Solo Illinois entitles DSC to provide customary warehousing and transportation services for Sweetheart and has sought to amend its counterclaim in the arbitration to include Sweetheart and Sweetheart's distribution facilities. In June 2004, Sweetheart filed a declaratory judgment action in the Circuit Court for Baltimore County, Maryland, seeking a declaratory judgment that Sweetheart is not bound by, subject to or obligated under the outsourcing arrangement between DSC and Solo Illinois or the pending arbitration. Management believes that there is no contractual basis for DSC's claim. However, there can be no assurances that Sweetheart will be successful in receiving its declaratory judgment.

         The Company has entered into an agreement with the State of Illinois relating to the development of certain properties. The Company received grants under this agreement of approximately $5.0 million and $7.0 million for the years ended December 31, 2003 and 2001, respectively. Under this agreement, the Company is required to fulfill certain obligations, which, if not fulfilled, would result in the repayment of amounts granted.

         Management believes that cash generated by operations and amounts available under the Company's credit facilities and funds generated from asset sales should be sufficient to meet the Company's expected operating needs, planned capital expenditures, payments in conjunction with the Company's lease commitments and debt service requirements in the next twelve months.

Net Operating Loss Carryforwards

         As of June 30, 2004, the Company had approximately $67.0 million of net operating loss carryforwards for federal income tax purposes that expire between 2016 and 2023 that are subject to the provisions of Internal Revenue Code
Section 382. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset is more likely than not.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with its variable rate debt. The senior credit facilities include a revolving and term credit facility which bear interest at a variable rate. The interest rate on both facilities is either Eurodollar rate based (1, 2, 3 or 6 months) plus a margin or the bank's base rate plus a margin, whichever the Company selects. The margin varies from 2.0% to 2.75% on the Eurodollar rate borrowing and from 1.0% to 1.75% on the base rate borrowings depending on the Company's leverage ratio. As of June 30, 2004, the outstanding indebtedness under the revolving credit facility was $24.8 million. As of June 30, 2004, $122.9 million was available under the senior credit facilities. Based upon these amounts, the annual net income would change by approximately $2.8 million for each one-percentage point change in the interest rates applicable to the variable rate debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

Item 4.       CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures:

         The Company carried out an evaluation, under the supervision and with the participation of its management, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Company's chief executive officer and chief financial officer have concluded that its disclosure controls and procedures were effective at the end of the period covered by this report.

         (b) Changes in internal control over financial reporting:

         With respect to Solo Cup Company's (Solo Illinois) 2003 audit, the Company's auditors identified "material weaknesses" relating to internal control, its financial reporting systems and the manner in which it processed consolidating entries, principally related to its reliance on manual processes for identifying and making adjustments and for consolidating financial information, particularly with respect to its non-U.S. subsidiaries.

         The Company has implemented processes to enhance internal controls. Specifically, all entries are recorded on the general ledger, manual adjustments have been eliminated, sales cut-off procedures for recordation have been automated, capital interest is recorded on construction in progress for fixed assets, and accrual and allowance procedures have been documented. Also, the Company has shifted the recordation of purchase accounting and adjustments to comply with Generally Accepted Accounting Principles in the United States to one of the two foreign subsidiaries which were noted as having this weakness. These changes among others, in management's opinion, provide the Company with adequate internal controls over its financial reporting.

                           PART II - OTHER INFORMATION


Item 1.       LEGAL PROCEEDINGS

         In November 2001, the Company began outsourcing its logistical operations, including warehousing and transportation of products to and from distribution centers, to DSC Logistics, Inc. As part of this outsourcing arrangement, in November 2001, the Company and DSC executed an agreement that provides for a five-year term, subject to earlier termination in certain circumstances. After DSC began providing services under the agreement in 2002, the compensation claimed by DSC under the agreement significantly exceeded the amounts that the Company had contemplated, and disputes arose regarding various aspects of the outsourcing arrangement, including the amounts that the Company would be required to pay under the agreement. In 2002, the Company invoked the arbitration provisions of the agreement, submitting a demand for arbitration to the American Arbitration Association in Chicago, Illinois. The Company submitted an amended demand for arbitration in 2003. In the arbitration, the Company is seeking to recoup from DSC amounts that the Company believes are in excess of those required by the agreement and an order rescinding or allowing the Company to terminate the agreement. DSC has asserted counterclaims in the arbitration against the Company seeking damages, costs and expenses of less than $2.0 million in the aggregate.

         DSC recently has claimed that its outsourcing arrangement with Solo Illinois entitles DSC to provide customary warehousing and transportation services for Sweetheart and has sought to amend its counterclaim in the arbitration to include Sweetheart and Sweetheart's distribution facilities. In June 2004, Sweetheart filed a declaratory judgment action in the Circuit Court for Baltimore County, Maryland, seeking a declaratory judgment that Sweetheart is not bound by, subject to or obligated under the outsourcing arrangement between DSC and Solo Illinois or the pending arbitration. Management believes that there is no contractual basis for DSC's claim. However, there can be no assurances that Sweetheart will be successful in receiving its declaratory judgment.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:
             99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
             99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Operating Officer
             99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer



         (b) Reports on Form 8-K:
             None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                                   SOLO CUP COMPANY
                                   (registrant)

Date:  August 13, 2004             By:  /s/ Susan H. Marks
       ---------------                  ------------------
                                   Susan H. Marks
                                   Chief Financial Officer,
                                   Executive Vice President and
                                   Assistant Secretary

                                   (Principal Financial and Accounting Officer and Duly Authorized Officer)

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, Robert L. Hulseman, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of Solo Cup Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the quarter covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 13, 2004                      SOLO CUP COMPANY
      ---------------                      (Registrant)

                                           By: /s/  ROBERT L. HULSEMAN
                                               -----------------------
                                           Robert L. Hulseman
                                           Chairman, Chief Executive Officer and
                                           Director

                           CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, Ronald L. Whaley, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of Solo Cup Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the quarter covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 13, 2004                      SOLO CUP COMPANY
      ---------------                      (Registrant)

                                           By: /s/  RONALD L. WHALEY
                                               ---------------------
                                           Ronald L. Whaley
                                           President, Chief Operating Officer
                                           and Director

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002



I, Susan H. Marks, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of Solo Cup Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the quarter covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: August 13, 2004                       SOLO CUP COMPANY
      ---------------                      (Registrant)

                                           By: /s/  SUSAN H. MARKS
                                               -------------------
                                           Susan H. Marks
                                           Chief Financial Officer,
                                           Executive Vice President and
                                           Assistant Secretary
                                           (Principal Financial and
                                           Accounting Officer)