Form 10-Q
period 2004-09-30
Solo Cup CO
filed 2004-11-05
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 33-91600

SOLO CUP COMPANY

(Exact name of registrant as specified in its charter)

Delaware	47-0938234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Old Deerfield Road, Highland Park, Illinois	60035
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 847/831-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of November 5, 2004:

Class A Common Stock, $0.01 par value - 100 shares

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,874	$3,269
Cash in escrow	15,000	10,003
Accounts receivable:
Trade, less allowance for doubtful accounts of $7,684 and $3,900	234,302	88,393
Other	35,431	5,917
Inventories	344,582	99,719
Spare parts	31,547	7,864
Deferred income taxes	55,611	895
Prepaid expenses and other current assets	11,712	4,951

Total current assets	748,059	221,011

Property, plant and equipment, net	841,596	299,284
Spare parts	11,178	—
Goodwill and intangible assets, net	295,346	95,495
Restricted cash	1,905	2,139
Other assets	43,408	11,681

Total assets	$1,941,492	$629,610

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$147,660	$64,140
Accrued payroll and related costs	63,868	15,202
Accrued customer allowances	36,801	10,304
Accrued expenses and other current liabilities	39,076	18,545
Short-term debt	6,882	44,182
Current maturities of long-term debt	11,825	5,916

Total current liabilities	306,112	158,289
Long-term debt, net of current maturities	1,024,987	202,878
Deferred income taxes	96,592	1,605
Pensions and other postretirement benefits	73,998	12,460
Other liabilities	4,803	1,656

Total liabilities	1,506,492	376,888

Minority interest	1,025	2,060

Shareholders’ equity:
Class A Common Stock of Solo Delaware - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding at September 30, 2004	—	—
Class A Common Stock of Solo Illinois - Par value $0.01 per share; 10,367,626 shares authorized, issued and outstanding at December 31, 2003	—	103
Class B Common Stock of Solo Illinois - Par value $0.01 per share; 57,474 shares authorized, issued and outstanding at December 31, 2003	—	1
Additional paid-in capital	258,997	24,965
Retained earnings	171,831	225,244
Accumulated other comprehensive income	3,147	349

Total shareholders’ equity	433,975	250,662

Total liabilities and shareholders’ equity	$1,941,492	$629,610

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	$600,565	$228,419	$1,525,711	$645,219
Cost of goods sold	503,345	202,936	1,306,333	563,449

Gross profit	97,220	25,483	219,378	81,770
Selling, general and administrative expenses	66,069	22,858	171,952	67,608
Other operating income, net	(5,192)	(115)	(6,402)	(115)

Operating income	36,343	2,740	53,828	14,277
Interest expense, net of interest income of $46, $357, $174 and $1,774	15,811	3,816	39,084	10,389
Prepayment penalties	—	—	30,690	—
Loss on debt extinguishment	—	—	916	—
Foreign currency exchange loss (gain), net	274	(122)	(101)	(121)
Other (income) expense, net	(110)	320	574	337

Income (loss) before income taxes and minority interest	20,368	(1,274)	(17,335)	3,672

Income tax provision	8,201	2,046	22,880	3,713
Minority interest	82	316	198	355

Net income (loss)	$12,085	$(3,636)	$(40,413)	$(396)

Comprehensive income (loss):

Net income (loss)	$12,085	$(3,636)	$(40,413)	$(396)
Foreign currency translation adjustment	1,611	(329)	904	1,969
Minimum pension liability adjustment (net of income tax benefit of $(232))		—	(348)	—
Unrealized investment gain (net of income tax provision of $11 and $300)	16	—	432	—
Unrealized gain (loss) on cash flow hedge (net of income taxes of $(846) and $1,207)	(1,269)	—	1,810	—

Comprehensive income (loss)	$12,444	$(3,965)	$(37,614)	$1,573

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Class A Common stock		Class B Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	10,367,626	$103	57,474	$1	$24,965	$225,244	$349	$250,662
Net loss (Unaudited)	—	—	—	—	—	(40,413)	—	(40,413)
Dividends declared (Unaudited)	—	—	—	—		(13,000)	—	(13,000)
Compensation expense on CPUs (Unaudited)	—	—	—	—	179	—	—	179
Retirement of common stock - Solo Illinois (Unaudited)	(10,367,626)	(103)	(57,474)	(1)	(24,965)	—	—	(25,069)
Issuance of common stock - Solo Delaware (Unaudited)	100	—	—	—	258,818	—	—	258,818
Foreign currency translation adjustment (Unaudited)	—	—	—	—	—	—	904	904
Minimum pension liability adjustment (Unaudited)	—	—	—	—	—	—	(348)	(348)
Unrealized investment gain (Unaudited)	—	—	—	—	—	—	432	432
Unrealized gain on cash flow hedge (Unaudited)							1,810	1,810

Balance at September 30, 2004 (Unaudited)	100	$—	—	$—	$258,997	$171,831	$3,147	$433,975

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(40,413)	$(396)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	67,292	30,365
Deferred finance fee amortization	2,450	43
Gain on sale of property, plant and equipment	(6,402)	(113)
Loss on debt extinguishment	916	—
Minority interest	198	354
Deferred income taxes	17,871	1,130
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(44,939)	8,113
Inventories	(29,733)	(15,829)
Prepaid expenses and other current assets	(2,806)	(3,522)
Other assets	3,568	1,341
Accounts payable	(37,464)	5,349
Accrued expenses and other current liabilities	9,918	6,257
Other liabilities	(1,889)	993
Other, net	3,353	(280)

Net cash (used in) provided by operating activities	(58,080)	33,805

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for business acquisitions, net of cash acquired	(877,196)	(500)
Purchase of property, plant and equipment	(26,099)	(28,377)
Proceeds from sale of property, plant and equipment	8,906	2,851
Increase in cash in escrow	(4,997)	—

Net cash used in investing activities	(899,386)	(26,026)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under revolving credit facilities	47,900	2,500
Net borrowings under Canadian credit facilities	13,767	—
Borrowings under the term notes	650,000	—
Borrowings under the 8.5% Senior Subordinated Notes	325,000	—
Borrowings under the Securitization Facility	5,000	89,900
Borrowings under the 364-day revolving credit agreement	16,500	—
Proceeds from sale of common stock	230,463	—
Repayments of the 7.08% Senior Notes	(160,000)	—
Repayments of the 3.67% Yen-denominated Senior Notes	(44,170)	—
Repayments of the interest rate swap	(1,656)	—
Repayments of the Securitization Facility	(27,800)	(100,100)
Repayments of the 364-day revolving credit agreement	(29,500)	—
Repayments of the term notes	(3,250)	—
Repayments of other debt	(2,434)	(3,818)
Debt issuance costs	(33,011)	21
Dividends paid	(13,000)	(7,127)
Decrease (increase) in restricted cash	234	(239)

Net cash provided by (used in) financing activities	974,043	(18,863)
Effect of exchange rate changes on cash	28	424

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,605	(10,660)

CASH AND CASH EQUIVALENTS, beginning of period	3,269	12,627

CASH AND CASH EQUIVALENTS, end of period	$19,874	$1,967

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid	$31,431	$7,343

Income taxes paid	$1,883	$692

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

As used in these notes, unless the context otherwise requires, the “Company” shall refer to Solo Cup Company (“Solo Delaware”), a Delaware corporation which is the holding company for Solo Cup Company (“Solo Illinois”), an Illinois corporation, and its subsidiaries and SF Holdings Group, Inc. (“SF Holdings”) and its subsidiaries, including Sweetheart Cup Company Inc. (“Sweetheart”). The Company is a wholly owned subsidiary of Solo Cup Investment Corporation (“SCI Corporation”), a Delaware corporation. SCC Holding Company LLC (“SCC Holding”), a Delaware limited liability company and Vestar Capital Partners (“Vestar”) own 67.2% and 32.7% of SCI Corporation, respectively.

Effective February 22, 2004, the predecessor company, Solo Illinois, became a wholly-owned subsidiary of a newly formed holding company, Solo Delaware. Solo Delaware is a holding company, the material assets of which are 100% of the capital stock of Solo Illinois and 100% of the capital stock of SF Holdings. The consolidated financial statements presented herein as of December 31, 2003 and for the three and nine months ended September 30, 2003 present the financial position and results of operations of the predecessor company, Solo Illinois, which are the same operations as those of the Company under a different capital structure.

On February 27, 2004, with an effective date of February 22, 2004, the Company acquired 100.0% of the outstanding stock of SF Holdings. For the three and nine months ended September 30, 2004, the financial position and results of operations for the Company include the accounts of SF Holdings for the periods from June 28, 2004 to September 26, 2004 and February 22, 2004 to September 26, 2004, respectively.

The information included in the accompanying interim consolidated financial statements of the Company is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results and cash flows for these periods. Results for the interim periods are not necessarily indicative of results for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2003 included in its registration statement on Form S-4 declared effective July 13, 2004 with the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2) INVENTORIES

The components of inventories are as follows (in thousands):

	September 30, 2004	December 31, 2003
Finished goods	$261,084	$70,249
Work in progress	15,139	5,189
Raw materials and supplies	68,359	24,281

Total inventories	$344,582	$99,719

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

From December 31, 2003 to September 30, 2004, the net deferred tax liability of the Company increased by $40.3 million from a $0.7 million net deferred tax liability to a $41.0 million net deferred tax liability, respectively. At September 30, 2004, the balances include the preliminary valuation of the deferred tax assets and liabilities resulting from the SF Holdings acquisition.

The increase is comprised of the following (in thousands):

Net deferred tax liability of SF Holdings	$(22,400)
Effect of the Company’s change from S corporation to C corporation	(29,792)
Benefit of book loss through September 30, 2004	6,912
Other	5,009

Increase in net deferred tax liability	$(40,271)

The income tax provision includes the following components (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Income tax expense (benefit) at federal statutory tax rate	$7,129	$(446)	$(6,067)	$1,285
Effect of United States S Corporation status	—	2,213	—	1,822
Effect of change from S Corporation to C Corporation	—	—	29,792	—
State income taxes (net of federal benefit)	811	—	(1,094)	—
Foreign tax rate differentials	261	279	249	606

Income tax provision	$8,201	$2,046	$22,880	$3,713

(4) PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s major classes of property, plant and equipment are as follows (in thousands):

	September 30, 2004	December 31, 2003
Land	$52,911	$22,350
Buildings and improvements	306,011	95,631
Machinery and equipment	893,321	528,221
Construction in progress	19,698	23,865

Total property, plant and equipment	1,271,941	670,067
Less - accumulated depreciation and amortization	(430,345)	(370,783)

Property, plant and equipment, net	$841,596	$299,284

Depreciation of property, plant and equipment was $25.1 million and $61.7 million for the three months and nine months ended September 30, 2004, respectively. Capitalized interest was $0.2 million and $0.6 million for the three months and nine months ended September 30, 2004, respectively.

(5) ACQUISITION

On February 27, 2004, with an effective date of February 22, 2004, the Company consummated the purchase of 100.0% of the issued and outstanding capital stock of SF Holdings (the “SF Holdings Acquisition”). SF Holdings and its subsidiaries are one of the largest converters and marketers of plastic and paper disposable foodservice and food packaging products in North America. The results of operations of SF Holdings from February 22, 2004 to September 26, 2004 are included in the consolidated financial statements of the Company.

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

The funding of the SF Holdings Acquisition was made through bank financing, bonds and private investment. The SF Holdings Acquisition resulted in goodwill of $159.5 million that is not tax deductible and $45.1 million of acquired intangible assets with a weighted average useful life of approximately five years. These intangible assets consisted of trademarks and trade names of $22.2 million with an estimated useful life of five years, Trophy manufacturing technology valued at $21.1 million with an estimated useful life of five years, and $1.8 million of other intangible assets previously established by the acquired company with an estimated useful life of three years.

The following are the amounts assigned to the acquired assets and liabilities at the acquisition date (in millions):

Purchase price	$917.1
Less cash in escrow	(15.0)

Adjusted purchase price	$902.1

Cash	$32.5
Accounts receivable	131.1
Inventories	213.7
Other current assets	64.0
Property, plant and equipment, net	579.7
Intangible assets	45.1
Other long term assets	16.3

Total assets	$1,082.4

Current liabilities	$207.1
Other long term liabilities	132.7

Total liabilities	$339.8

Excess of purchase price over assets and liabilities acquired	$159.5

The allocation of purchase price is subject to final determination based on valuations and other determinations that are expected to be completed during 2004. The Company is obtaining valuations of certain actuarially determined liabilities, and finalizing estimates related to income taxes and certain restructuring liabilities.

The following are the pro-forma results assuming that the acquisition had occurred as of January 1, 2003 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	$600,565	$576,800	$1,693,233	$1,632,794

Net income (loss)	$12,085	$6,579	$846	$13,390

In a subsequent transaction, on May 20, 2004, SF Holdings and Sweetheart purchased the remaining issued and outstanding 20.0% interest in Global Cup, S.A. De C.V. (“Global Cup”) for $2.9 million. The purchase resulted in $0.4 million of goodwill.

On July 6, 2004, the Company consummated the purchase of certain assets and liabilities of Erving Paper Products, Inc. (“Erving”) located in Green Bay, Wisconsin. Erving specializes in and provides foodservice distributors with high quality paper products, which include: placemats, banquet rolls, table covers, white and color napkins, seasonal designs and specialty prints. The aggregate purchase price of $2.6 million was paid in cash.

The proforma effects of these two acquisitions are not significant.

(6) GOODWILL AND INTANGIBLE ASSETS

The following are changes in the carrying value of goodwill by business segment (in thousands):

	North America	Europe	Asia – Pacific	Total
Balance at December 31, 2003	$56,298	$38,362	$216	$94,876
Acquisition of SF Holdings	159,459	—	—	159,459
Purchase of Global Cup minority interest	350	—	—	350
Acquisition of Erving Paper Products	100	—	—	100
Translation adjustment	—	497	(6)	491

Balance at September 30, 2004	$216,207	$38,859	$210	$255,276

The following are changes in the carrying value of intangible assets by business segment (in thousands):

	North America	Europe	Asia - Pacific	Total
Balance at December 31, 2003	$—	$105	$514	$619
Acquisition of SF Holdings	45,052	—	—	45,052
Amortization	(5,536)	—	(55)	(5,591)
Translation adjustment	—	2	(12)	(10)

Balance at September 30, 2004	$39,516	$107	$447	$40,070

(7) DEBT

Short-term debt and long-term debt, including amounts payable within one year, are as follows (in thousands):

	September 30, 2004	December 31, 2003
Yen-denominated short term bank borrowings	$6,882	$8,382
Securitization facility	—	22,800
364-day revolving credit agreement	—	13,000

Total short-term debt	$6,882	$44,182

Senior Credit Facility	$694,650	$—
8.5% Senior Subordinated Notes	325,000	—
Capital lease obligations	3,395	3,966
7.08% Senior Notes	—	160,000
3.67% Yen-denominated Senior Notes	—	44,828
Canadian Credit Facility	13,767	—

Total long-term debt	1,036,812	208,794
Less - Current maturities of long-term debt	11,825	5,916

Long-term debt, net of current maturities	$1,024,987	$202,878

Canadian Credit Facility

On September 24, 2004, Lily Cups Inc., a Canadian subsidiary of the Company, entered into a credit agreement (“Canadian Credit Facility”) which provides for a term loan and a revolving credit facility with a maximum credit borrowing of Cdn $30.0 million (approximately US $23.8 million) subject to borrowing base limitations and satisfaction of other conditions of borrowing. The term borrowings have 11 mandatory quarterly repayments of Cdn $0.482 million every January 1, April 1, July 1 and October 1 beginning January 1, 2005, with a final payment of Cdn $8.2 million on September 24, 2007. Both the revolving credit and term loan borrowings have a final maturity date of September 24, 2007. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily Cups Inc. Borrowings under the revolving credit facility bear interest at Canadian prime rate plus 0.50% or Canadian bankers acceptance rate plus 1.75%, at the Company’s option. Term loan borrowings bear interest at Canadian prime rate plus 0.75% or Canadian bankers acceptance rate plus 2.00%, at the Company’s option. As of September 30, 2004, borrowings under the revolving credit facility and the term loan carried effective interest rates of 3.92% and 4.17%, respectively. As of September 30, 2004, Cdn $6.2 million (approximately US $4.8 million) was available under the revolving facility and the term loan balance was Cdn $13.5 million (approximately US $10.6 million).

Senior Credit Facility

On February 27, 2004, the Company entered into credit facilities comprised of a $150.0 million revolving credit facility maturing in 2010 and a $650.0 million term loan facility maturing in 2011 (“Senior Credit Facility”). The revolver is principally used for working capital purposes, and the term loan was used to finance the acquisition and related transactions. For purposes of calculating interest, loans under the credit facility are designated as Eurodollar rate loans or, in certain circumstances, base rate loans. Eurodollar rate loans bear interest at the British Bankers Association Interest Settlement Rate for deposits in dollars plus a borrowing margin as described below. Interest on Eurodollar rate loans is payable at the end of the applicable interest period of one, two, three or six months, but not less frequently than quarterly. Base rate loans bear interest at (a) the greater of (i) the rate most recently announced by Bank of America as its “prime rate” or (ii) the Federal Funds Rate plus ½ of 1% per annum, plus (b) a borrowing margin as described below. The margin varies from 2.0% to 2.75% on Eurodollar rate loans and from 1.0% to 1.75% on base rate loans, depending on the Company’s leverage ratio. As of September 30, 2004, the weighted average annual interest rate applicable to Eurodollar rate loans was 4.13% and the weighted average annual interest rate applicable to base rate loans was 6.50%. During the three months ended September 30, 2004, the weighted average annual interest rate for the credit facilities was 4.43%. A commitment fee of 0.50% on the unused portion of the credit facilities is payable on a quarterly basis. As of September 30, 2004, $99.8 million was available under the Senior Credit Facility.

The Senior Credit Facility is secured by (i) the present and future personal and real property and assets of the Company and its restricted subsidiaries, as defined; (ii) a pledge of 100.0% of the stock of each of SCI Corporation’s present and future direct and indirect domestic subsidiaries and 66.0% of the stock of each first-tier foreign subsidiary, as defined; (iii) all present and future intercompany debt of the Company and its restricted subsidiaries; and (iv) all proceeds of the foregoing. Under the Senior Credit Facility, the Company is required to meet certain restrictive financial covenants, including a maximum consolidated leverage ratio, minimum consolidated interest coverage ratio and maximum capital expenditures. The Senior Credit Facility also contains other various covenants that limit, or restrict, among other things, indebtedness, dividends, leases, capital expenditures and the use of proceeds from asset sales and certain other business activities. The Company is currently in compliance with all covenants under the Senior Credit Facility. At September 30, 2004, the interest rate on the term loan facility was 4.13% and 6.30% on the revolving credit facility.

The Company may make optional prepayments to either the credit facility or the term loan in million dollar increments with a minimum prepayment of $10.0 million. There are mandatory quarterly prepayments for the term loan. The quarterly prepayments range from $1.625 million per quarter through February 27, 2006 to $6.25 million per quarter from May 27, 2006 through February 27, 2008 to $12.5 million per quarter from May 27, 2008 through November 27, 2010 with a balloon payment of $449.5 million due on February 27, 2011. All mandatory quarterly prepayments have been made to date. The Company is required to make a mandatory annual prepayment of the term loan facility and the revolving credit facility in an amount equal to 50.0% of excess cash flow, as defined when the consolidated leverage ratio, as defined, is 3.5x or greater, or 25.0% of excess cash flow when the Company’s consolidated leverage ratio is less than 3.5x. In addition, the Company is required to make a mandatory prepayment of the term loan facility and the revolving credit facility with, among other things: (i) 100.0% of the net cash proceeds of any property or asset sale, subject to certain exceptions and reinvestment requirements; (ii) 100.0% of the net cash proceeds of any extraordinary receipts, as defined, subject to certain exceptions and reinvestment requirements; (iii) 100.0% of the net cash proceeds of certain debt issuances, subject to certain exceptions; and (iv) 50.0% of the net cash proceeds from the issuance of additional equity interests when the consolidated leverage ratio is 3.5x or greater, or 25.0% of such proceeds when the consolidated leverage ratio is less than 3.5x.

The Senior Credit Facility requires the Company to fix the interest rate for a portion of the borrowings. Accordingly, on March 10, 2004, the Company entered into an interest rate swap agreement to hedge the cash flows associated with the interest payments on $180.0 million of the Eurodollar rate based borrowings. Also, on June 1, 2004, the Company entered into an interest rate cap agreement to hedge the cash flows associated with the interest payments on $30.0 million of the Eurodollar rate based borrowings.

8.5% Senior Subordinated Notes

On February 27, 2004, the Company issued $325.0 million of Senior Subordinated Notes with a coupon of 8.5% (the “8.5% Senior Subordinated Notes”). The Company registered the 8.5% Senior Subordinated Notes with the Securities and Exchange Commission on July 13, 2004. The 8.5% Senior Subordinated Notes mature on February 15, 2014 with interest paid semi-annually every February 15 and August 15. The Company has made all scheduled interest payments to date. Under the indenture governing the 8.5% Senior Subordinated Notes, the Company must meet a minimum fixed charge coverage ratio to incur additional indebtedness. The 8.5% Senior Subordinated Notes are non-callable for the first five years. Starting on February 15, 2009, the Company has the option to redeem all or a portion of the 8.5% Senior Subordinated Notes at a redemption price equal to a percentage of the principal amount thereof plus accrued interest. If redeemed during the twelve-month period beginning on February 15, 2009 the price is 104.25%, from February 15, 2010 the price is 102.833%, from February 15, 2011 the price is 101.417% and from February 15, 2012 and thereafter, the price is 100.0% of the principal amount. The 8.5% Senior Subordinated Notes provide that upon the occurrence of a change of control (as defined), the holders thereof will have an option to require the redemption of the 8.5% Senior Subordinated Notes at a redemption price equal to 101.0% of the principal amount thereof plus accrued interest. The 8.5% Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens and certain other business activities.

Debt Extinguishment

On February 27, 2004, the Company extinguished $160.0 million of 7.08% senior notes due June 30, 2011 (the “7.08% Senior Notes”) and $44.2 million of 3.67% Yen-denominated senior notes due July 16, 2008 (the “3.67% Yen-denominated Senior Notes”) resulting in prepayment penalties of $26.9 million and $3.8 million, respectively. As a result of the early extinguishment of debt, the Company incurred a $0.9 million loss from the write off of deferred finance fees. The following sets forth the payments made in connection with the termination of the debt instruments outstanding on February 27, 2004 (in thousands):

	Principal	Prepayment Penalties	Interest	Foreign Exchange Loss	Total
Interest rate swap	$1,656	$—	$—	$—	$1,656
Securitization facility	27,800	—	34	—	27,834
364-day revolving credit agreement	29,500	—	—	—	29,500
7.08% Senior Notes	160,000	26,920	1,713	—	188,633
3.67% Yen-denominated Senior Notes	44,170	3,770	228	679	48,847

Total	$263,126	$30,690	$1,975	$679	$296,470

(8) DERIVATIVES AND HEDGING ACTIVITIES

To limit the variability of a portion of the interest payments under the credit facilities, on March 10, 2004 the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $180.0 million. Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments; thereby fixing the rate on a portion of the outstanding debt. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 2.375% to 2.376%. The swap agreements extend through March 31, 2007. At September 30, 2004, the fair value of these swap agreements was $3.0 million. They are accounted for as cash flow hedges and their fair value is included in other assets in the Company’s consolidated balance sheet.

On June 1, 2004, the Company entered into an interest rate cap agreement with a total notional amount of $30.0 million. Under this interest rate cap agreement, the Company receives variable interest rate payments when the three-month Eurodollar rises above 4.0%. This interest rate cap agreement is in effect through March 31, 2005. At September 30, 2004, the fair value of the interest rate cap was $0.

(9) PENSIONS AND OTHER POSTRETIREMENT BENEFITS

In connection with the SF Holdings Acquisition, the Company assumed the obligations of certain domestic employee benefit plans. The related liabilities recorded in the initial purchase price allocation were $70.5 million, of which $62.1 million is long-term and $8.4 million is short-term, included within accrued payroll and related costs in the Company’s consolidated balance sheet.

The following are components of net periodic benefit costs (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,
	2004	2003	2004	2003
Service costs	$192	$—	$317	$—
Interest costs	1,239	—	785	—
Expected return on plan assets	(1,396)	—	—	—

Net periodic benefit costs	$35	$—	$1,102	$—

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,
	2004	2003	2004	2003
Service costs	$447	$—	$740	$—
Interest costs	2,892	—	1,831	—
Expected return on plan assets	(3,256)	—	—	—

Net periodic benefit costs	$83	$—	$2,571	$—

As of September 30, 2004, $2.5 million of contributions had been made to the Company’s pension plans. The Company presently anticipates contributing an additional $0.9 million to fund its pension plans in 2004 for a total of $3.4 million.

(10) EQUITY TRANSACTIONS

During the nine months ended September 30, 2004, the Company received net proceeds of $230.5 million from the issuance of 100 shares of Class A common stock to SCI Corporation. SCI Corporation is a holding company that owns 100% of the outstanding stock of the Company. SCI Corporation has no operations and no cash flows, other than those provided by its investors, or resulting from equity transactions with its subsidiaries, which include the Company and its investors. In order to fund the proceeds for this purchase of stock in the Company, SCI Corporation issued $240.9 million of convertible preferred stock to a third-party investor. The convertible preferred stock pays cash dividends at a rate of 10.0% per annum on an amount equal to the sum of the original purchase price of the convertible preferred stock plus all accrued and unpaid dividends. Dividends will accumulate to the extent not paid, whether or not earned or declared. SCI Corporation is further required to redeem the convertible preferred stock for an amount in cash equal to its original purchase price plus all accrued and unpaid dividends on the eleventh anniversary of its issuance, and is subject to other accelerated redemption clauses. The Company provides no guarantees with respect to these obligations of SCI Corporation, and the recourse of the holders of the preferred stock is limited to claims against the common stock of SCI Corporation.

(11) STOCK-BASED COMPENSATION

SCI Corporation, the Company’s parent, has a management investment and incentive compensation plan for certain key employees of the Company. Under this plan, SCI Corporation has reserved 1.4 million shares of common stock, and 5,000 shares of convertible participating preferred stock for issuance. The accounting impact of this plan is recorded in the financial statements of the Company as the plan relates to employees of the Company.

During the second quarter of 2004, SCI Corporation issued 3,283 Convertible Preferred Units (“CPU’s”) to certain Company employees in settlement of certain deferred compensation liabilities. During the quarter ended September 30, 2004, the Company recorded compensation expense and additional paid-in capital of $179 thousand reflecting dividends declared by SCI Corporation on those instruments. The fair value of the CPU’s granted by SCI Corporation was linked to the fair market value of one share of SCI Corporation convertible participating preferred stock. The fair market value of a share of SCI Corporation common stock as of September 30, 2004 was $47.32 per share, based on a conversion rate of 21.13 shares of common for each convertible participating preferred share. CPU’s do not have voting rights and are in certain circumstances convertible to common stock or convertible participating preferred stock of SCI Corporation. The issuance of CPU’s by SCI Corporation in settlement of deferred compensation liabilities of the Company totaling $3.3 million were recorded as additional paid in capital.

During the first six months of 2004, SCI Corporation granted 1,036,624 options to purchase shares of SCI Corporation common stock at a price equal to the fair market value at the date of grant. Included in this grant were 414,646 options that are conditional upon the Company achieving certain defined performance targets for EBITDA and debt reduction.

The Company accounts for these stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. The compensation expense is amortized on a straight-line basis over the vesting period of the options. For performance-based options, compensation expense is recognized periodically based on changes in the fair value of the stock relative to the exercise price of the option, the ratable vesting schedule, and management’s estimate regarding the Company’s ability to meet the performance criteria. For CPU’s, compensation expense is recognized periodically based on changes in the fair value of the CPU relative to the grant-date fair value of the CPU. Excluding dividends recorded in relation to CPUs, no compensation expense has been recorded related to stock-based compensation agreements with employees through September 30, 2004.

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30, 2004	December 31, 2003
Foreign currency translation adjustment	$4,312	$3,408
Minimum pension liability adjustment	(3,407)	(3,059)
Unrealized investment gain	432	—
Unrealized gain on cash flow hedge	1,810	—

Accumulated other comprehensive income	$3,147	$349

(13) RESTRUCTURING CHARGES

During the third quarter of 2004, the Company announced the reorganization of its administrative offices, including the closure of its Urbana, Illinois administrative office, and recorded restructuring charges of $0.5 million before taxes ($0.3 million after tax) reflecting one-time termination benefits. Approximately $0.3 million of this amount has been paid to date. The Company expects to complete the spending associated with this restructuring during the first six months of 2005. As of September 30, 2004, a liability of $0.2 million is recorded in the consolidated balance sheet. In addition, the Company plans to incur an additional $1.0 million of restructuring charges related to the closure of the Urbana office through the second quarter of 2005.

Also in the third quarter of 2004, the Company announced the closing of 3 plants and incurred restructuring charges of approximately $0.6 million before taxes ($0.4 million after tax) reflecting one-time termination benefits. The Company expects to complete the spending associated with this restructuring during the first quarter of 2005. As of September 30, 2004, a liability of $0.6 million is recorded in the consolidated balance sheet.

Total restructuring charges of $1.1 million are included in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income (loss).

(14) RELATED PARTY TRANSACTIONS

Robert L. Hulseman, who is John F. Hulseman’s brother and the husband of Sheila M. Hulseman, and is the Chairman and Chief Executive Officer of the Company, received salary and benefits of $828,617 and $827,710 for the nine months ended September 30, 2004 and 2003, respectively. John F. Hulseman, who is Robert L. Hulseman’s brother and the husband of Georgia S. Hulseman, is the Vice Chairman and Secretary of the Company, received salary and benefits of $828,617 and $827,710 for the nine months ended September 30, 2004 and 2003, respectively. Robert L. and John F. Hulseman each hold 50.0% of the voting membership interests of SCC Holding, which owns 67.2% of the voting stock of SCI Corporation. In addition, Robert L., Sheila M., John F., and Georgia S. Hulseman and Ronald L. Whaley, the Company’s President and Chief Operating Officer, are directors of the Company.

In the first quarter of 2004, the Company and SCI Corporation entered into a management agreement with SCC Holding providing for, among other things, the payment by SCI Corporation of an annual advisory fee of $2.5 million. In addition, SCC Holding and Vestar entered into a stockholders’ agreement relating to their ownership of voting stock of SCI Corporation. Robert L. Hulseman and John F. Hulseman, as a result of their ownership of voting and non-voting membership interests in SCC Holding, have economic interests of 0.2758% and 0.8512%, respectively, in SCC Holding. Ten children of Robert L. and Sheila M. Hulseman each have economic interests in SCC Holding, either directly or as beneficiaries of trusts, of 4.9765%; and six children of John F. and Georgia S. Hulseman each have economic interests in SCC Holding, either directly or as beneficiaries of trusts, of 8.1859% (in the case of two of the children), 8.1841% (in the case of three of the children) and 8.1849% (in the case of the remaining child).

In the first quarter of 2004, SCI Corporation paid to Vestar a one-time $4.0 million advisory fee and reimbursed specified out of pocket expenses of Vestar. SCI Corporation also entered into a management agreement with Vestar pursuant to which SCI Corporation will pay Vestar an $800,000 annual advisory fee, plus reimbursement of its expenses. Vestar also is party to a registration rights agreement with SCI Corporation and SCC Holding. In addition, Vestar and SCC Holding entered into a stockholders’ agreement relating to, among other things, their ownership of voting stock of SCI Corporation. Vestar owns convertible preferred stock representing 32.7% of the voting stock of SCI Corporation. Daniel S. O’Connell and Norman W. Alpert are directors of the Company and are both employees and equity owners of Vestar.

The Company paid dividends of $13.0 million and $7.2 million to shareholders for the nine months ended September 30, 2004 and 2003, respectively.

(15) LEASES

The Company leases certain transportation vehicles, warehouse and office facilities and machinery and equipment under both cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by the Company. The full amount of lease rental payments is charged to expense using the straight-line method over the term of the lease. Future minimum rental commitments under non-cancelable operating leases in effect at September 30, 2004 are as follows (in thousands):

Remainder of 2004	$7,662
2005	23,699
2006	21,245
2007	18,797
2008	16,637
2009	15,497
Thereafter	149,334

Total	$252,871

(16) SEGMENTS

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

The accounting policies of the operating segments are the same as those described in the notes to consolidated financial statements in the Company’s registration statement on Form S-4 declared effective July 13, 2004 with the Securities and Exchange Commission listed in the summary of significant accounting policies. Interest expense, interest income and income taxes are not reported on an operating segment basis because they are not considered in the performance evaluation by the Company’s chief operating decision-maker. Segment operating results are measured based on operating income (loss). Intersegment net sales are accounted for on an arm’s length pricing basis.

(in thousands)

	North America	Europe	Asia- Pacific	Other	Total Segments	Elimin- ations	Total
Three months ended September 30, 2004
Net sales from external customers	$556,227	$19,136	$26,731	$2,933	$605,027	$(4,462)	$600,565
Intersegment net sales	3,936	—	—	526	4,462	(4,462)	—
Operating income	32,016	1,285	3,046	227	36,574	(231)	36,343

Nine months ended September 30, 2004
Net sales from external customers	$1,398,784	$55,085	$78,028	$8,775	$1,540,672	$(14,961)	$1,525,711
Intersegment net sales	13,567	—	—	1,394	14,961	(14,961)	—
Operating income	44,263	4,258	4,876	640	54,037	(209)	53,828
Depreciation and amortization	62,305	2,761	4,120	556	69,742	—	69,742
Expenditures for long-lived assets	22,808	554	2,263	474	26,099	—	26,099

At September 30, 2004
Property, plant and equipment, net	$778,974	$23,577	$36,269	$2,776	$841,596	—	$841,596
Total assets	1,956,424	86,037	77,695	11,681	2,131,837	(190,345)	1,941,492

Three months ended September 30, 2003
Net sales from external customers	$187,288	$15,936	$25,618	$2,958	$231,800	$(3,381)	$228,419
Intersegment net sales	2,942	—		439	3,381	(3,381)	—
Operating income	(2,861)	1,643	3,844	114	2,740	—	2,740

Nine months ended September 30, 2003
Net sales from external customers	$532,406	$45,644	$70,625	$8,190	$656,865	$(11,646)	$645,219
Intersegment net sales	10,621	—	—	1,025	11,646	(11,646)	—
Operating income	3,872	4,383	5,740	290	14,285	(8)	14,277
Depreciation and amortization	22,940	2,428	4,444	596	30,408	—	30,408
Expenditures for long-lived assets	24,525	1,315	2,406	131	28,377	—	28,377

	Three months ended September 30, 2004	Nine months ended September 30, 2004
	(in thousands)
Revenues:
Total segments and other net sales	$605,027	$1,540,672
Eliminations of intersegment net sales	(4,462)	(14,961)

Total consolidated net sales	$600,565	$1,525,711

Operating income (loss):
Total segment operating income	$36,343	$53,828
Interest expense, net of interest income of $46 and $174	15,811	39,084
Prepayment penalties	—	30,690
Loss on debt extinguishment	—	916
Foreign currency exchange loss (gain), net	274	(101)
Other (income) expense, net	(110)	574

Total consolidated income (loss) before income taxes and minority interest	$20,368	$(17,335)

At September 30, 2004
(in thousands)
Assets:
Total segments	$2,131,837
Eliminations of intersegment receivables	(190,345)

Total consolidated assets	$1,941,492

(17) GUARANTOR NOTE

On February 27, 2004, with an effective date of February 22, 2004, the Company acquired SF Holdings. The Company partially funded this acquisition through the issuance of the 8.5% Senior Subordinated Notes. The 8.5% Senior Subordinated Notes are guaranteed, jointly and severally, by all of the domestic and European subsidiaries of the Company. The consolidated guarantors include: Solo Cup Company, Solo Management Company, P.R. SOLO CUP, INC., SOLO TEXAS, LLC, SF Holdings Group, Inc., Sweetheart Cup Company, Inc., Lily-Canada Holding Corporation, Cupcorp, Inc., Newcup, LLC, EMERALD LADY INC., Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited. The following financial information presents the consolidated guarantors and non-guarantors of the 8.5% Senior Subordinated Notes, in accordance with Rule 3-10 of Regulation S-K (in thousands):

	Consolidated Balance Sheet September 30, 2004
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10,942	$8,932	$—	$19,874
Cash in escrow	15,000	—	—	15,000
Accounts receivable:
Trade	195,015	41,130	(1,843)	234,302
Other	40,287	1,061	(5,917)	35,431
Inventories	323,037	21,774	(229)	344,582
Deferred income taxes	54,637	974	—	55,611
Prepaid expenses and other current assets	37,502	5,757	—	43,259

Total current assets	676,420	79,628	(7,989)	748,059

Property, plant and equipment, net	775,079	66,575	(58)	841,596
Goodwill and intangible assets, net	291,979	3,372	(5)	295,346
Restricted cash	1,905	—	—	1,905
Other assets	102,723	4,869	(53,006)	54,586

Total assets	$1,848,106	$154,444	$(61,058)	$1,941,492

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$125,987	$29,433	$(7,760)	$147,660
Accrued expenses and other current liabilities	124,848	14,897		139,745
Short-term debt	—	6,882	—	6,882
Current maturities of long-term debt	6,500	5,325	—	11,825

Total current liabilities	257,335	56,537	(7,760)	306,112

Long-term debt, net of current maturities	997,983	27,004	—	1,024,987
Deferred income taxes	96,592		—	96,592
Other liabilities	72,200	33,474	(26,873)	78,801

Total liabilities	1,424,110	117,015	(34,633)	1,506,492

Minority interest	—	1,025	—	1,025

Shareholders’ equity:
Class A common stock	—	2,114	(2,114)	—
Additional paid-in capital	258,997	16,630	(16,630)	258,997
Retained earnings	164,011	15,501	(7,681)	171,831
Accumulated other comprehensive income	988	2,159	—	3,147

Total shareholders’ equity	423,996	36,404	(26,425)	433,975

Total liabilities and shareholders’ equity	$1,848,106	$154,444	$(61,058)	$1,941,492

	Consolidated Balance Sheet December 31, 2003
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,987	$1,282	$—	$3,269
Cash in escrow	10,003	—	—	10,003
Accounts receivable:
Trade	53,253	35,140	—	88,393
Other	13,135	3,369	(10,587)	5,917
Inventories	90,509	9,279	(69)	99,719
Deferred income taxes	—	895	—	895
Prepaid expenses and other current assets	10,341	2,474	—	12,815

Total current assets	179,228	52,439	(10,656)	221,011

Property, plant and equipment, net	257,013	42,271	—	299,284
Goodwill and intangible assets, net	94,765	730	—	95,495
Restricted cash	2,139	—	—	2,139
Other assets	50,097	3,063	(41,479)	11,681

Total assets	$583,242	$98,503	$(52,135)	$629,610

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$46,453	$28,277	$(10,590)	$64,140
Accrued expenses and other current liabilities	37,373	6,678	—	44,051
Short-term debt	35,800	8,382	—	44,182
Current maturities of long-term debt	5,274	642	—	5,916

Total current liabilities	124,900	43,979	(10,590)	158,289

Long-term debt, net of current maturities	199,554	3,324	—	202,878
Deferred income taxes	2,396	(791)	—	1,605
Other liabilities	10,153	22,918	(18,955)	14,116

Total liabilities	337,003	69,430	(29,545)	376,888

Minority interest	—	2,060	—	2,060

Shareholders’ equity:
Class A common stock	103	843	(843)	103
Class B common stock	1	—	—	1
Additional paid-in capital	24,965	14,088	(14,088)	24,965
Retained earnings	222,708	10,195	(7,659)	225,244
Accumulated other comprehensive income (loss)	(1,538)	1,887	—	349

Total shareholders’ equity	246,239	27,013	(22,590)	250,662

Total liabilities and shareholders’ equity	$583,242	$98,503	$(52,135)	$629,610

	Consolidated Statement of Operations Three Months Ended September 30, 2004
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$550,737	$56,288	$(6,460)	$600,565
Cost of goods sold	463,159	46,652	(6,466)	503,345

Gross profit	87,578	9,636	6	97,220

Selling, general and administrative expenses	60,976	5,051	42	66,069
Other operating income, net	(5,192)	—	—	(5,192)

Operating income	31,794	4,585	(36)	36,343
Interest expense, net	15,166	645	—	15,811
Foreign currency exchange loss (gain), net	1,265	(991)	—	274
Other (income) expense, net	(44)	(66)	—	(110)

Income before income taxes and minority interest	15,407	4,997	(36)	20,368

Income tax provision	6,323	1,856	22	8,201
Minority interest	—	82	—	82

Net income (loss)	$9,084	$3,059	$(58)	$12,085

	Consolidated Statement of Operations Three Months ended September 30, 2003
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$198,953	$31,272	$(1,806)	$228,419
Cost of goods sold	179,880	24,763	(1,707)	202,936

Gross profit	19,073	6,509	(99)	25,483

Selling, general and administrative expenses	20,688	2,269	(99)	22,858
Other operating (income) loss, net	(143)	28	—	(115)

Operating income	(1,472)	4,212	—	2,740

Interest expense, net	3,570	246	—	3,816
Foreign currency exchange loss (gain), net	(122)	—	—	(122)

Other (income) expense, net	336	118	(134)	320

Income (loss) before income taxes and minority interest	(5,256)	3,848	134	(1,274)

Income tax provision	336	1,710	—	2,046
Minority interest	—	316	—	316

Net income (loss)	$(5,592)	$1,822	$134	$(3,636)

	Consolidated Statement of Operations Nine Months Ended September 30, 2004
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$1,392,456	$153,336	$(20,081)	$1,525,711
Cost of goods sold	1,198,479	127,829	(19,975)	1,306,333

Gross profit	193,977	25,507	(106)	219,378

Selling, general and administrative expenses	157,809	14,225	(82)	171,952
Other operating income, net	(6,402)	—	—	(6,402)

Operating income	42,570	11,282	(24)	53,828

Interest expense, net	37,414	1,670	—	39,084
Prepayment penalties	30,690	—	—	30,690
Foreign currency exchange loss (gain), net	821	(922)	—	(101)
Other (income) expense, net	921	569	—	1,490

Income (loss) before income taxes and minority interest	(27,276)	9,965	(24)	(17,335)

Income tax provision	18,421	4,461	(2)	22,880
Minority interest	—	198	—	198

Net income (loss)	$(45,697)	$5,306	$(22)	$(40,413)

	Consolidated Statement of Operations Nine Months ended September 30, 2003
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$565,385	$86,604	$(6,770)	$645,219
Cost of goods sold	498,785	71,335	(6,671)	563,449

Gross profit	66,600	15,269	(99)	81,770

Selling, general and administrative expenses	59,293	8,414	(99)	67,608
Other operating (income) loss, net	(143)	28	—	(115)

Operating income	7,450	6,827	—	14,277

Interest expense, net	9,689	700	—	10,389
Foreign currency exchange loss (gain), net	(121)	—	—	(121)
Other (income) expense, net	85	252	—	337

Income (loss) before income taxes and minority interest	(2,203)	5,875	—	3,672

Income tax provision	1,209	2,504	—	3,713
Minority interest	—	355	—	355

Net income (loss)	$(3,412)	$3,016	$—	$(396)

	Consolidated Statement of Cash Flows Nine months ended September 30, 2004
	Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by operating activities	$(70,618)	$12,538	$—	$(58,080)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for business acquisitions, net of cash acquired	(877,196)	—	—	(877,196)
Purchase of property, plant and equipment	(22,049)	(4,050)	—	(26,099)
Proceeds from sale of property, plant and equipment	8,639	267	—	8,906
Increase in cash in escrow	(4,997)	—	—	(4,997)

Net cash used in investing activities	(895,603)	(3,783)	—	(899,386)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	60,801	(12,901)	—	47,900
Net borrowings under Canadian credit facilities	—	13,767		13,767
Borrowings under the term notes	650,000	—	—	650,000
Borrowings under the 8.5% Senior Subordinated Notes	325,000	—	—	325,000
Borrowings under the Securitization Facility	5,000	—	—	5,000
Borrowings under the 364-day revolving credit agreement	16,500	—	—	16,500
Proceeds from sale of common stock	230,463	—	—	230,463
Repayments of the 7.08% Senior Notes	(160,000)	—	—	(160,000)
Repayments of the 3.67% Yen-denominated Senior Notes	(44,170)	—	—	(44,170)
Repayments of interest rate swap	(1,656)	—	—	(1,656)
Repayments of the Securitization Facility	(27,800)	—	—	(27,800)
Repayments of the 364-day revolving credit agreement	(29,500)	—	—	(29,500)
Repayments of the term notes	(3,250)	—	—	(3,250)
Repayments of other debt	(658)	(1,776)	—	(2,434)
Debt issuance costs	(32,817)	(194)	—	(33,011)
Dividends paid	(13,000)	—	—	(13,000)
Decrease in restricted cash	234	—	—	234

Net cash provided by (used in) financing activities	975,147	(1,104)	—	974,043

Effect of exchange rate changes on cash	29	(1)	—	28

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,955	7,650	—	16,605

Cash and cash equivalents, beginning of period	1,987	1,282	—	3,269

Cash and cash equivalents, end of period	$10,942	$8,932	$—	$19,874

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$31,360	$71	$—	$31,431

Income taxes paid	$1,595	$288	$—	$1,883

	Consolidated Statement of Cash Flows Nine months ended September 30, 2003
	Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$30,656	$3,149	$—	$33,805

CASH FLOWS FROM INVESTING ACTIVITIES

Payment for business acquisition, net of cash acquired	(500)	—	—	(500)
Purchase of property, plant and equipment	(25,841)	(2,536)	—	(28,377)
Proceeds from sale of property, plant and equipment	554	2,297	—	2,851

Net cash used in investing activities	(25,787)	(239)	—	(26,026)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under revolving credit facilities	2,500	—	—	2,500
Borrowings under the Securitization Facility	89,900	—	—	89,900
Repayments of the Securitization Facility	(100,100)	—	—	(100,100)
Repayments of other debt	(76)	(3,742)	—	(3,818)
Debt issuance costs	21			21
Increase (decrease) in restricted cash	(239)			(239)
Dividends paid	(7,127)	—	—	(7,127)

Net cash used in financing activities	(15,121)	(3,742)	—	(18,863)

Effect of exchange rate changes on cash	414	10	—	424

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,838)	(822)	—	(10,660)

Cash and cash equivalents, beginning of period	10,768	1,859	—	12,627

Cash and cash equivalents, end of period	$930	$1,037	$—	$1,967

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$7,226	$117	$—	$7,343

Income taxes paid	$427	$265	$—	$692

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking statements in this filing are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Such risks and uncertainties include, but are not limited to, general economic and business conditions, competitive market pricing, increases in raw material costs, energy costs and other manufacturing costs, fluctuations in demand for the Company’s products, potential equipment malfunctions and pending litigation. These risks and uncertainties are described in the Company’s registration statement on Form S-4 declared effective July 13, 2004 with the Securities and Exchange Commission. Since forward-looking statements are based upon current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements.

General

On February 27, 2004, with an effective date of February 22, 2004, the Company completed the SF Holdings Acquisition. In connection with the acquisition, the Company became the parent company of Solo Illinois and SF Holdings. The Company is a holding company, the material assets of which are 100% of the capital stock of Solo Illinois and 100% of the capital stock of SF Holdings.

The Company is a leading global producer and marketer of disposable foodservice products and has served the industry for over 60 years. The Company manufactures one of the broadest product lines of cups, lids, food containers, plates, bowls, cutlery, napkins and tablecovers in the industry, with products available in plastic, paper and foam. The Company is recognized for product innovation and customer service, and its products are known for their quality, reliability and consistency. The Company’s products are marketed primarily under the Solo and Sweetheart brands, as well as Jack Frost, Lily, Trophy, Jazz, Hoffmaster, Creative Expressions and All Occasions. The Company believes it is the leading supplier of branded disposable cups and plastic plates and bowls to consumer customers in the United States. In addition to its branded products, the Company provides a majority of its product lines to its customers under private label. The Company currently operates manufacturing facilities and warehouse distribution centers in North America, Japan and the United Kingdom, and the Company sells its products worldwide.

The Company serves two primary customer groups:

•	Foodservice: The Company’s foodservice customers include (1) broadline distributors, such as Sysco Corporation and Bunzl Distribution USA, Inc., (2) quick service restaurants, or QSRs, such as McDonald’s Corporation, Wendy’s International, Inc. and Burger King Corporation, (3) national accounts, such as Starbucks Corporation and 7-Eleven, Inc., and (4) dairy and food processors, such as Nissin Food Products Company Ltd. and Blue Bell Creameries Inc. The Company believes it has developed strong relationships with leading foodservice customers due to its emphasis on product innovation and customer service and the fact that it has one of the broadest product offerings in the industry. The Company sells its products to foodservice customers through its regionally-organized, in-house direct sales force and through national account representatives.

•	Consumer: The Company’s consumer customers include (1) grocery stores, such as Publix Supermarkets Inc., The Kroger Co. and Albertson’s, Inc., (2) mass merchandisers, such as Wal-Mart Stores, Inc. and Target Corporation, (3) warehouse clubs, such as Costco Wholesale Corporation and BJ’s Wholesale Club, and (4) other retail outlets, such as drug stores, party stores and dollar stores. The Company believes it is the leading supplier of branded disposable cups and plastic plates and bowls to consumer customers in the United States, which it sells under the Solo and Jack Frost brand names. In addition, the Company sells paper and party goods under the brand names Creative Expressions and All Occasions. The Company’s sales and marketing strategy for consumer customers is designed around supporting the Company’s strong brand names, as well as selling private label products. The Company sells its products to consumer customers through both regional broker networks and our in-house direct sales force.

Seasonality

Seasonality has a limited impact on the Company’s business. In the past, the Company experienced seasonality as more of its products are sold in the warmer months with the majority of its net cash flows from operations realized during the last nine months of the fiscal year. Sales for such periods reflect the high seasonal demands of the summer months when outdoor and away-from-home consumption increases. However, with the increase in popularity of hot drinks and the introduction of more indoor sporting events, this seasonality has been decreasing.

Critical Accounting Policies

The Company’s critical accounting policies are described in its registration statement on Form S-4 declared effective July 13, 2004 with the Securities and Exchange Commission. There have been no changes to the critical accounting policies since that filing.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

	Three months ended September 30,		Favorable/(Unfavorable)
	2004	2003	$	%
Net sales	$600,565	$228,419	$372,146	162.9%
Cost of goods sold	503,345	202,936	(300,409)	(148.0)

Gross profit	97,220	25,483	71,737	281.5
Selling, general and administrative expenses	66,069	22,858	(43,211)	(189.0)
Other operating income, net	(5,192)	(115)	5,077	*

Operating income	36,343	2,740	33,603	*
Interest expense, net	15,811	3,816	(11,995)	(314.3)
Foreign currency exchange loss (gain), net	274	(122)	(396)	(324.6)
Other (income) expense, net	(110)	320	430	134.4

Income (loss) before income taxes and minority interest	20,368	(1,274)	21,642	*
Income tax provision	8,201	2,046	(6,155)	(300.8)
Minority interest	82	316	234	74.1

Net income (loss)	$12,085	$(3,636)	$15,721	432.4%

*	Not meaningful

For the three months ended September 30, 2004, net sales increased compared to the prior year period, reflecting a 7.5% increase in average realized sales prices and a 155.4% increase in sales volume. The increase in average realized sales prices reflects the impact of price increases implemented in response to higher raw material costs. Sales volume increased $348.2 million as a result of the SF Holdings acquisition. Excluding the impact of the acquisition, net sales increased $23.9 million, or 10.5%, reflecting a 7.5% increase in average realized sales prices and a 3.0% increase in sales volume as compared to the three months ended September 30, 2003.

For the three months ended September 30, 2004, gross profit increased $71.7 million, or 281.5%, to $97.2 million compared to $25.5 million for the three months ended September 30, 2003. As a percentage of net sales, gross profit increased to 16.2% for the three months ended September 30, 2004 from 11.2% for the three months ended September 30, 2003. Gross profit increased $57.0 million as a result of the acquisition. Excluding the results of the acquisition, gross profit increased $14.7 million, or 57.6%, to $40.2 million for the three months ended September 30, 2004 compared to $25.5 million for the three months ended September 30, 2003 primarily due to increased prices partially offset by higher raw material costs and increased transportation costs.

Selling, general and administrative expenses increased for the three months ended September 30, 2004 compared to the prior year period. This increase includes $30.8 million of expenses associated with the Sweetheart operations. The remaining increase of $12.4 million resulted primarily from (i) $6.3 million of costs associated with the integration of support functions and systems of Sweetheart in connection with the acquisition, (ii) $1.5 million of professional services, (iii) $1.6 million of salaries and benefits primarily related to the transfer of employees from the acquired companies to Solo Cup and (iv) $0.8 million of management fees due to SCI Corporation.

For the three months ended September 30, 2004, other operating income, net increased $5.1 million compared to the three months ended September 30, 2003. This increase is due primarily to a $5.2 million gain on the sale of the undeveloped land located in Santa Paula, California.

Interest expense, net increased for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This increase is primarily attributed to borrowings under the Company’s credit facilities and the additional interest associated with the 8.5% Senior Subordinated Notes issued in connection with the acquisition.

Income tax provision increased for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This increase resulted primarily from the Company’s change in tax filing status from subchapter S to subchapter C of the Internal Revenue Code in the United States.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

	Nine months ended September 30,		Favorable/(Unfavorable)
	2004	2003	$	%
Net sales	$1,525,711	$645,219	$880,492	136.5%
Cost of goods sold	1,306,333	563,449	(742,884)	(131.9)

Gross profit	219,378	81,770	137,608	168.3
Selling, general and administrative expenses	171,952	67,608	(104,344)	(154.3)
Other operating income, net	(6,402)	(115)	6,287	*

Operating income	53,828	14,277	39,551	277.0
Interest expense, net	39,084	10,389	(28,695)	(276.2)
Prepayment penalties	30,690	—	(30,690)	*
Loss on debt extinguishment	916	—	(916)	*
Foreign currency exchange loss (gain), net	(101)	(121)	(20)	(16.5)
Other (income) expense, net	574	337	(237)	(70.3)

Income (loss) before income taxes and minority interest	(17,335)	3,672	(21,007)	(572.1)
Income tax provision	22,880	3,713	(19,167)	(516.2)
Minority interest	198	355	157	44.2

Net income (loss)	$(40,413)	$(396)	$(40,017)	*

*	Not meaningful

For the nine months ended September 30, 2004, net sales increased compared to the nine months ended September 30, 2003, reflecting a 4.8% increase in average realized sales prices and a 131.7% increase in sales volume. The increase in average realized sales prices reflects the impact of price increases implemented in response to higher raw material costs. Sales volume increased $816.5 million as a result of the acquisition. Excluding the impact of the acquisition, net sales increased $64.0 million, or 9.9%, reflecting a 4.8% increase in average realized sales prices and a 5.1% increase in sales volume as compared to the nine months ended September 30, 2003.

For the nine months ended September 30, 2004, gross profit increased $137.6 million, or 168.3%, to $219.4 million compared to $81.8 million for the nine months ended September 30, 2003. As a percentage of net sales, gross profit increased to 14.4% for the nine months ended September 30, 2004 from 12.7% for the nine months ended September 30, 2003. Gross profit increased $120.6 million as a result of the acquisition. Excluding the results of the acquisition, gross profit increased $17.0 million, or 20.8%, to $98.7 million for the nine months ended September 30, 2004 compared to $81.8 million for the nine months ended September 30, 2003, primarily due to increased sales volume and prices offset by higher raw material costs and increased transportation costs.

Selling, general and administrative expenses increased $104.3 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase includes $64.5 million of expenses associated with the Sweetheart operations. The remaining increase of $39.8 million resulted primarily from (i) $22.8 million of costs associated with the integration of support functions and systems of Sweetheart in connection with the acquisition, (ii) $4.2 million of professional services (iii) $6.8 million of costs associated with higher employee salaries, primarily related to the transfer of employees from the acquired companies to Solo Cup and health insurance benefits and (iv) $1.9 million of management fees due to SCI Corporation.

For the nine months ended September 30, 2004, other operating income, net increased $6.3 million compared to the nine months ended September 30, 2003. This increase is due primarily to the $5.2 million gain on sale of undeveloped land located in Santa Paula, California.

Interest expense, net increased for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase is primarily attributed to borrowings under the Company’s credit facilities and the additional interest associated with the 8.5% Senior Subordinated Notes issued in connection with the acquisition.

Prepayment penalties were $30.7 million for the nine months ended September 30, 2004. This expense was attributed to the prepayment fees associated with early extinguishment of $160.0 million of 7.08% senior notes due 2011 and $40.5 million of 3.67% Yen-denominated senior notes due 2008.

Loss on debt extinguishment was $0.9 million for the nine months ended September 30, 2004. This loss was due to the write off of debt issuance costs resulting from the extinguishment of the 7.08% senior notes due 2011 and the 3.67% Yen-denominated senior notes due 2008.

Income tax provision increased $19.2 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase resulted primarily from a $29.8 million expense due to the Company’s change in tax filing status from subchapter S to subchapter C of the Internal Revenue Code in the United States. This expense was partially offset by an increased tax benefit of $6.9 million resulting from the nine month operating loss.

Minority interest decreased for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This amount represents a 20.0% third party ownership in Global Cup, which was purchased by the Company as of May 20, 2004 and a 2.2% ownership in Sanyo Pax Operations Company, LTD.

Liquidity and Capital Resources

Historically, the Company has relied on cash flows from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. During the nine months ended September 30, 2004, the Company funded its acquisitions, retirement of pre-acquisition debt and capital expenditures primarily from (i) borrowings under the Company’s $800.0 million credit facilities, (ii) the issuance of the 8.5% senior subordinated notes and (iii) proceeds from the sale of common stock.

Net cash used in operating activities during the nine months ended September 30, 2004 was $58.1 million compared to net cash provided by operating activities of $33.8 million during the nine months ended September 30, 2003. This decrease primarily resulted from a higher net loss in 2004, which was attributed to costs associated with the SF Holdings acquisition comprised primarily of the $30.7 million in prepayment penalties paid for the early extinguishment of debt and $22.8 million in payments related to restructuring and integration. The growth in accounts receivable is primarily attributable to increased sales and vendor rebates as a result of the acquisition. Inventory balances have increased as a result of higher raw material costs combined with a planned inventory buildup, offsetting the downtime related to the Company’s manufacturing integration activities.

Net cash used in investing activities during the nine months ended September 30, 2004 was $899.4 million compared to $26.0 million during the nine months ended September 30, 2003. This increase is primarily due to the SF Holdings acquisition.

Net cash provided by financing activities during the nine months ended September 30, 2004 was $974.0 million compared to net cash used in financing activities of $18.9 million during the nine months ended September 30, 2003. This increase resulted primarily from (i) additional borrowing under the Company’s credit facilities, (ii) the issuance of the 8.5% senior subordinated notes due 2014 and (iii) proceeds from the sale of common stock. These increases were partially offset by (i) repayment of the 7.08% senior notes due 2011, (ii) repayment of the 3.67% Yen-denominated senior notes due 2008, (iii) repayment of a $27.8 million securitization facility, (iv) payment of debt issuance costs and (vi) payment of dividends.

Working capital increased $372.2 million to $441.9 million at September 30, 2004 from $62.7 million at December 31, 2003. This increase is primarily due to the SF Holdings acquisition.

Capital expenditures during the nine months ended September 30, 2004 were $26.1 million compared to $28.4 million during the nine months ended September 30, 2003. Capital expenditures during the nine months ended September 30, 2004 included $17.5 million for new production equipment, $4.6 million for routine capital improvements, $1.8 million for renovations and equipment conversions, $0.8 million for building and land improvements, and $1.4 million for various other projects. Capital expenditures funding was primarily provided by the revolving credit borrowings. For the remainder of 2004, the Company intends to rely on cash provided by operations and the revolving credit borrowings for its capital expenditures.

Canadian Credit Facility

On September 24, 2004, the Company’s Canadian subsidiary, Lily Cups Inc., entered into a credit agreement which provides for a term loan and a revolving credit facility with a maximum credit borrowing of Cdn $30.0 million (approximately US $23.8 million) subject to borrowing base limitations and satisfaction of other conditions of borrowing. The term borrowings have 11 mandatory quarterly repayments of Cdn $0.482 million every January 1, April 1, July 1 and October 1 beginning January 1, 2005, with a final payment of Cdn $8.2 million on September 24, 2007. Both the revolving credit and term loan borrowings have a final maturity date of September 24, 2007. This credit agreement is secured by all existing and thereafter acquired real and personal tangible assets of Lily Cups Inc. Borrowings under the revolving credit facility bear interest at Canadian prime rate plus 0.50% or Canadian bankers acceptance rate plus 1.75%, at the Company’s option. Term loan borrowings bear interest at Canadian prime rate plus 0.75% or Canadian bankers acceptance rate plus 2.00%, at the Company’s option. As of September 30, 2004, borrowings under the revolving credit facility and the term loan carried effective interest rates of 3.92% and 4.17%, respectively. As of September 30, 2004, Cdn $6.2 million (approximately US $4.8 million) was available under the revolving facility and the term loan balance was Cdn $13.5 million (approximately US $10.6 million).

Senior Credit Facility

On February 27, 2004, the Company entered into credit facilities comprised of a $150.0 million revolving credit facility maturing in 2010 and a $650.0 million term loan facility maturing in 2011 (“Senior Credit Facility”). The revolver is principally used for working capital purposes, and the term loan was used to finance the acquisition and related transactions. For purposes of calculating interest, loans under the credit facility are designated as Eurodollar rate loans or, in certain circumstances, base rate loans. Eurodollar rate loans bear interest at the British Bankers Association Interest Settlement Rate for deposits in dollars plus a borrowing margin as described below. Interest on Eurodollar rate loans is payable at the end of the applicable interest period of one, two, three or six months, but not less frequently than quarterly. Base rate loans bear interest at (a) the greater of (i) the rate most recently announced by Bank of America as its “prime rate” or (ii) the Federal Funds Rate plus ½ of 1% per annum, plus (b) a borrowing margin as described below. The margin varies from 2.0% to 2.75% on Eurodollar rate loans and from 1.0% to 1.75% on base rate loans, depending on the Company’s leverage ratio. As of September 30, 2004, the weighted average annual interest rate applicable to Eurodollar rate loans was 4.13% and the weighted average annual interest rate applicable to base rate loans was 6.50%. During the three months ended September 30, 2004, the weighted average annual interest rate for the credit facilities was 4.43%. A commitment fee of 0.50% on the unused portion of the credit facilities is payable on a quarterly basis. As of September 30, 2004, $99.8 million was available under the credit facilities.

The Company’s obligations under the credit facilities are guaranteed by SCI Corporation and each existing direct and indirect subsidiary of SCI Corporation other than the issuer, subject to certain exceptions. In addition, each significant domestic subsidiary of the issuer formed after the closing date is required to guarantee those obligations. The credit facilities are secured by (1) all present and future property and assets, real and personal, of the Company and each guarantor, subject to certain exceptions; (2) a pledge of 100.0% of the stock of each of SCI Corporation’s present and future direct and indirect domestic subsidiaries and a lien on 66.0% of the stock of each first-tier foreign subsidiary; (3) all present and future intercompany debt of the Company and each guarantor; and (4) all proceeds of the assets described in clauses (1), (2) and (3) of this sentence. Under the credit facilities, the Company is required to meet specified restrictive financial covenants, including a maximum consolidated leverage ratio, minimum consolidated interest coverage ratio and maximum capital expenditures. The credit facilities also contain other various covenants that limit the Company’s ability to, among other things:

•	incur additional indebtedness, including guarantees;

•	create, incur, assume or permit to exist liens on property and assets;

•	make loans and investments and enter into acquisitions and joint ventures;

•	engage in sales, transfers and other dispositions of the Company’s property or assets;

•	prepay, redeem or repurchase the Company’s debt, or amend or modify the terms of certain material debt or certain other agreements;

•	declare or pay dividends to, make distributions to, or make redemption and repurchases from, equity holders; and

•	restrict the ability of the Company’s subsidiaries to pay dividends and make distributions.

The Company is currently in compliance with all covenants under the credit facilities.

The term loan facility under the Senior Credit Facility is amortized quarterly from February 27, 2004 through the date of maturity, with the first amortization payment of $1.625 million paid on May 27, 2004. The scheduled quarterly amortization payments are $1.625 million per quarter through February 27, 2006, $6.25 million per quarter from May 27, 2006 through February 27, 2008 and $12.5 million per quarter from May 27, 2008 through November 27, 2010, with a balloon payment of $449.5 million due on February 27, 2011. All mandatory quarterly prepayments have been made to date.

The Company is required to make a mandatory annual prepayment of the term loan facility in an amount equal to 50.0% of excess cash flow, as defined in the term loan documentation, when the consolidated leverage ratio is 3.5x or greater, or 25.0% of excess cash flow when the consolidated leverage ratio is less than 3.5x. In addition, the Company is required to make a mandatory prepayment of the term loans and the revolving credit loans with, among other things:

•	100.0% of the net cash proceeds of any property or asset sale, subject to certain exceptions and reinvestment requirements;

•	100.0% of the net cash proceeds of any extraordinary receipts, as defined in the loan documentation, such as tax refunds, pension plan reversions, proceeds of insurance and condemnation awards, subject to certain exceptions and reinvestment requirements;

•	100.0% of the net cash proceeds of certain debt issuances, subject to certain exceptions; and

•	50.0% of the net cash proceeds from the issuance of additional equity interests when the consolidated leverage ratio is 3.5x or greater, or 25.0% of such proceeds when the consolidated leverage ratio is less than 3.5x.

Mandatory prepayments will be applied first to the term loans on a pro rata basis, and thereafter to the revolving loans.

The credit facilities require the Company to hedge a portion of the borrowings under the senior credit facilities. On March 10, 2004 with an effective date of March 31, 2004, the Company entered into a swap arrangement to hedge $180.0 million of Eurodollar rate loans at an average rate of 2.375% plus applicable margin for three years. Also, on June 1, 2004 the Company entered into an interest rate cap agreement with a total notional amount of $30.0 million under which the Company receives variable interest rate payments when the three month Eurodollar rate rises above 4.0%. The interest rate cap agreement is in effect through March 31, 2005. As of September 30, 2004, there was $47.9 million drawn on the revolving credit facility and $646.8 million outstanding under the term loan facility. At September 30, 2004, the interest rate on borrowings under the term loan was 4.13%, and the interest rate on borrowings under the revolving credit facility was 6.30%.

8.5% Senior Subordinated Notes

On February 27, 2004, the Company issued $325.0 million of 8.5% Senior Subordinated Notes due 2014. The 8.5% Senior Subordinated Notes mature on February 15, 2014 with interest paid semi-annually every February 15 and August 15. Under the indenture governing the 8.5% Senior Subordinated Notes, subject to exceptions, the Company must meet a minimum fixed charge coverage ratio to incur additional indebtedness. Prior to February 15, 2007, the issuer may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the notes issued under the indenture at a redemption price of 108.5% of the principal amount thereof, plus accrued and unpaid interest. Otherwise, the notes under the indenture are not redeemable until February 15, 2009. Starting on February 15, 2009, the Company has the option to redeem all or a portion of the 8.5% Senior Subordinated Notes at a redemption price equal to a percentage of the principal amount thereof plus accrued and unpaid interest. In the event of this kind of an optional redemption, the redemption price would be 104.25% for the twelve-month period beginning February 15, 2009; 102.833% for the twelve-month period beginning February 15, 2010; 101.417% for the twelve-month period beginning on February 15, 2011 and 100.0% of the principal amount thereafter. If the Company experiences specific kinds of changes of control, it must offer to purchase the 8.5% Senior Subordinated Notes at a price of 101.0% of their principal amount, plus accrued and unpaid interest. The indenture governing the 8.5% Senior Subordinated Notes contain various covenants which, subject to exception, limit the ability of the issuer and its restricted subsidiaries to, among other things:

•	borrow money, guarantee debt and, in the case of restricted subsidiaries, sell preferred stock;

•	create liens;

•	pay dividends on or redeem or repurchase stock;

•	make specified types of investments;

•	restrict dividends or other payments from restricted subsidiaries;

•	enter into transactions with affiliates; and

•	sell assets or merge with other companies.

Debt extinguishment

On February 27, 2004, the Company extinguished $160.0 million of 7.08% senior notes due June 30, 2011 and $44.2 million of 3.67% Yen-denominated senior notes due July 16, 2008 resulting in prepayment penalties of $26.9 million and $3.8 million, respectively. As a result of early extinguishment of debt, the Company incurred a $0.9 million loss from the write off of deferred finance fees.

Short-term debt

At September 30, 2004, the Company has approximately 758.4 million Yen (approximately U.S. $6.9 million) of short-term borrowings with Japanese banks. These borrowings have various termination dates and have no restrictive covenants. The interest rate on these borrowings ranges between 0.84% and 0.89% per year.

The following summarizes the Company’s contractual obligations at September 30, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in 000’s):

		Payments Due in Fiscal
	Total	2004	2005	2006	2007	2008	2009	Thereafter
Non-cancelable operating leases	$252,871	$7,662	$23,699	$21,245	$18,797	$16,637	$15,497	$149,334
Total debt	1,040,299	11,700	8,011	21,886	32,552	43,750	50,000	872,400
Capital leases *	3,395	155	621	611	580	504	426	498

Total obligations	$1,296,565	$19,517	$32,331	$43,742	$51,929	$60,891	$65,923	$1,022,232

*	The Company has capital leases of approximately 374.0 million Yen (approximately U.S. $3.4 million) of which approximately 68.4 million Yen (approximately U.S. $0.6 million) is classified as current.

Other contingencies

In November 2001, Solo Illinois began outsourcing its logistical operations, including warehousing and transportation of products to and from distribution centers, to DSC Logistics, Inc. As part of this outsourcing arrangement, in November 2001, Solo Illinois and DSC executed an agreement that provides for a five-year term, subject to earlier termination in certain circumstances. After DSC began providing services under the agreement in 2002, the compensation claimed by DSC under the agreement significantly exceeded the amounts that Solo Illinois had contemplated, and disputes arose regarding various aspects of the outsourcing arrangement, including the amounts that Solo Illinois would be required to pay under the agreement. In 2002, Solo Illinois invoked the arbitration provisions of the agreement, submitting a demand for arbitration to the American Arbitration Association in Chicago, Illinois. Solo Illinois submitted an amended demand for arbitration in 2003. In the arbitration, Solo Illinois is seeking to recoup from DSC amounts that it believes are in excess of those required by the agreement and an order rescinding or allowing Solo Illinois to terminate the agreement. In addition to the claims relating to Sweetheart and Sweetheart products, described below, DSC has asserted counterclaims in the arbitration against Solo Illinois seeking damages, costs and expenses of less than $2.0 million in the aggregate.

DSC has claimed that its outsourcing arrangement with Solo Illinois entitles DSC to provide customary warehousing and transportation services for Sweetheart and has amended its counterclaims in the arbitration to include damages for allegedly having been wrongfully denied the right to provide warehousing and transportation services for Sweetheart and Sweetheart’s products. Management believes that there is no contractual basis for DSC’s claim. In June 2004, Sweetheart filed a declaratory judgment action in the Circuit Court for Baltimore County, Maryland, seeking a declaratory judgment that Sweetheart is not bound by, subject to or obligated under the outsourcing arrangement between DSC and Solo Illinois or the pending arbitration. The action was removed by DSC to federal court where it was dismissed for lack of jurisdiction. This dismissal has been appealed to the United States Fourth Circuit Court of Appeals. There can be no assurances that Sweetheart will be successful in its appeal.

On October 1, 2004, Solo Illinois filed suit in the Circuit Court of Cook County for a declaratory judgment that DSC’s counterclaim for damages for allegedly having been wrongfully denied the right to provide warehousing and transportation services for Sweetheart were not eligible for arbitration and for a stay of further arbitration proceedings on that counterclaim. The matter is currently set to be heard by the Court during November 2004. There can be no assurances that Solo Illinois will be successful in receiving its declaratory judgment and stay of arbitration.

The Company has entered into an agreement with the State of Illinois and the City of Chicago relating to the development of certain properties. The Company received grants under this agreement of approximately $5.0 million and $7.0 million for the years ended December 31, 2003 and 2001, respectively. Under this agreement, the Company is required to fulfill certain obligations, which, if not fulfilled, would result in the repayment of amounts granted.

Outlook

Management believes that cash generated by operations and amounts available under the Company’s credit facilities and funds generated from asset sales should be sufficient to meet the Company’s expected operating needs, planned capital expenditures, payments in conjunction with the Company’s lease commitments and debt service requirements in the next twelve months.

Net Operating Loss Carryforwards

As of September 30, 2004, the Company had approximately $67.0 million of net operating loss carryforwards for federal income tax purposes that expire between 2016 and 2023 that are subject to the provisions of Internal Revenue Code Section 382. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset is more likely than not.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with its variable rate debt. The senior credit facilities include a revolving and term credit facility which bear interest at a variable rate. The interest rate on both facilities is either Eurodollar rate based (1, 2, 3 or 6 months) plus a margin or the bank’s base rate plus a margin, whichever the Company selects. The margin varies from 2.0% to 2.75% on the Eurodollar rate borrowing and from 1.0% to 1.75% on the base rate borrowings depending on the Company’s leverage ratio. As of September 30, 2004, the outstanding indebtedness under the revolving credit facility was $47.9 million. As of September 30, 2004, $99.8 million was available under the senior credit facilities. Based upon these amounts, the annual net income would change by approximately $3.0 million for each one-percentage point change in the interest rates applicable to the variable rate debt after giving effect to the interest rate swap agreements. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures:

The Company carried out an evaluation, under the supervision and with the participation of its management, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that its disclosure controls and procedures were effective at the end of the period covered by this report.

(b) Changes in internal control over financial reporting:

With respect to Solo Cup Company’s (Solo Illinois) 2003 audit, the Company’s auditors identified “material weaknesses” relating to internal control, its financial reporting systems and the manner in which it processed consolidating entries, principally related to its reliance on manual processes for identifying and making adjustments and for consolidating financial information, particularly with respect to its non-U.S. subsidiaries.

The Company has implemented processes to enhance internal controls. Specifically, all entries are recorded on the general ledger, manual adjustments have been eliminated, sales cut-off procedures for recordation have been automated, capitalized interest is recorded on construction in progress for fixed assets, and accrual and allowance procedures have been documented. Also, the Company has shifted the recordation of purchase accounting and adjustments to comply with Generally Accepted Accounting Principles in the United States to the corresponding foreign subsidiaries. These changes among others, in management’s opinion, provide the Company with adequate internal controls over its financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In November 2001, Solo Illinois began outsourcing its logistical operations, including warehousing and transportation of products to and from distribution centers, to DSC Logistics, Inc. As part of this outsourcing arrangement, in November 2001, Solo Illinois and DSC executed an agreement that provides for a five-year term, subject to earlier termination in certain circumstances. After DSC began providing services under the agreement in 2002, the compensation claimed by DSC under the agreement significantly exceeded the amounts that Solo Illinois had contemplated, and disputes arose regarding various aspects of the outsourcing arrangement, including the amounts that Solo Illinois would be required to pay under the agreement. In 2002, Solo Illinois invoked the arbitration provisions of the agreement, submitting a demand for arbitration to the American Arbitration Association in Chicago, Illinois. Solo Illinois submitted an amended demand for arbitration in 2003. In the arbitration, Solo Illinois is seeking to recoup from DSC amounts that it believes are in excess of those required by the agreement and an order rescinding or allowing Solo Illinois to terminate the agreement. In addition to the claims relating to Sweetheart and Sweetheart products, described below, DSC has asserted counterclaims in the arbitration against Solo Illinois seeking damages, costs and expenses of less than $2.0 million in the aggregate.

DSC has claimed that its outsourcing arrangement with Solo Illinois entitles DSC to provide customary warehousing and transportation services for Sweetheart and has amended its counterclaims in the arbitration to include damages for allegedly having been wrongfully denied the right to provide warehousing and transportation services for Sweetheart and Sweetheart’s products. Management believes that there is no contractual basis for DSC’s claim. In June 2004, Sweetheart filed a declaratory judgment action in the Circuit Court for Baltimore County, Maryland, seeking a declaratory judgment that Sweetheart is not bound by, subject to or obligated under the outsourcing arrangement between DSC and Solo Illinois or the pending arbitration. The action was removed by DSC to federal court where it was dismissed for lack of jurisdiction. This dismissal has been appealed to the United States Fourth Circuit Court of Appeals. There can be no assurances that Sweetheart will be successful in its appeal.

On October 1, 2004, Solo Illinois filed suit in the Circuit Court of Cook County for a declaratory judgment that DSC’s counterclaim for damages for allegedly having been wrongfully denied the right to provide warehousing and transportation services for Sweetheart were not eligible for arbitration and for a stay of further arbitration proceedings on that counterclaim. The matter is currently set to be heard by the Court during November 2004. There can be no assurances that Solo Illinois will be successful in receiving its declaratory judgment and stay of arbitration.

Item 6. EXHIBITS

(a)	Exhibits:

4.7	Credit Agreement dated as of September 24, 2004 between Lily Cups Inc. as Borrower and GE Canada Finance Holding Company as Agent and Lender
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Operating Officer
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLO CUP COMPANY

Date: November 5, 2004	By:	/s/ Susan H. Marks
Susan H. Marks
Chief Financial Officer, Executive Vice President and
Assistant Secretary

(Principal Financial and Accounting Officer and Duly
Authorized Officer)

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Robert L. Hulseman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Solo Cup Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 5, 2004	By:	/s/ Robert L. Hulseman
Robert L. Hulseman
Chairman, Chief Executive Officer and Director

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Ronald L. Whaley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Solo Cup Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 5, 2004

	By:	/s/ Ronald L. Whaley
Ronald L. Whaley
President, Chief Operating Officer and Director

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Susan H. Marks, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Solo Cup Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 5, 2004

	By:	/s/ Susan H. Marks
Susan H. Marks
Chief Financial Officer, Executive Vice President and
Assistant Secretary
(Principal Financial and Accounting Officer)