Form 10-K
period 2004-12-31
Solo Cup CO
filed 2005-03-11
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission file number 333-116843

SOLO CUP COMPANY

(Exact name of registrant as specified in its charter)

Delaware	47-0938234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Old Deerfield Road, Highland Park, Illinois	60035
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 847/831-4800

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 10, 2005, 100 shares of Common Stock, $0.01 par value, were outstanding. There is no trading market for the common stock of the registrant. No shares of the registrant were held by non-affiliates.

TABLE OF CON TENTS

Part I

Item 1. Business.

Solo Cup Company (“Solo Delaware” or the “Company”) was incorporated in Delaware in January 2004 to be the holding company for Solo Cup Company, an Illinois corporation (“Solo Illinois”) and its subsidiaries, and for SF Holdings Group, Inc., a Delaware corporation, and its subsidiaries (“SF Holdings”), which includes Sweetheart Cup Company Inc. (“Sweetheart”). Solo Delaware is a holding company, the material assets of which are 100% of the capital stock of Solo Illinois and 100% of the capital stock of SF Holdings. Solo Delaware is a wholly owned subsidiary of Solo Cup Investment Corporation, a Delaware corporation (“SCIC”). SCC Holding Company LLC, a Delaware limited liability company (“SCC Holding”) and Vestar Capital Partners (“Vestar”) own 67.2% and 32.7% of SCIC, respectively. Company management holds the remaining 0.1% of SCIC.

Solo Cup Company traces its origins to a predecessor company, Solo Illinois, established in 1936. Sweetheart’s operating history dates from the founding of a predecessor company in 1911.

Effective February 22, 2004, Solo Illinois became a wholly owned subsidiary of Solo Delaware. The consolidated financial statements presented herein as of December 31, 2003 and for all prior periods present the financial position and results of operations of Solo Illinois, which are the same operations as those of the Company under a different capital structure.

On February 27, 2004, with an effective date of February 22, 2004, the Company acquired 100.0% of the outstanding capital stock of SF Holdings (the “SF Holdings Acquisition”). For the year ended December 31, 2004, the consolidated financial position and results of operations for the Company include the accounts of SF Holdings for the period from February 22, 2004 to January 2, 2005.

Prior to these transactions, the Company had no operations other than in connection with its formation and the authorization of these transactions.

We are a leading global producer and marketer of disposable foodservice products and have served our industry for over 60 years. We manufacture one of the broadest product lines of cups, lids, food containers, plates, bowls, portion cups, stirrers, straws, cutlery, napkins, placemats, tablecovers and food packaging containers in the industry, with products available in plastic, paper and foam. We are recognized for product innovation and customer service, and our products are known for their quality, reliability and consistency. Our products are marketed primarily under the Solo® and Sweetheart® brands, as well as Jack Frost®, Trophy®, Hoffmaster®, and Creative Expressions®. We are one of the leading suppliers of branded disposable cups and plastic plates and bowls to consumer customers in the United States. In addition to our branded products, we provide a majority of our product lines to our customers under private label. We currently operate 35 manufacturing facilities, 16 distribution centers and 25 warehouses in North America, Japan, the United Kingdom and Panama, and we sell our products worldwide. For the year ended December 31, 2004, we generated $2,116.4 million of net sales.

Products

We produce a broad range of plastic, paper and foam disposable foodservice products. We also produce food packaging containers for the dairy and food processing industries. Our plastic products include a wide range of cups, lids, food containers, plates, bowls, cutlery, portion cups, straws and stirrers as well as food packaging containers. Our paper products include cups, plates, bowls, portion cups, food containers, napkins, tablecovers and placemats. Our foam products include cups, plates, bowls and food containers. Our plastic, paper and foam products are offered in a variety of sizes, designs and colors and at a range of price points. In addition, we design, manufacture and lease container filling and lidding equipment to dairies and other food processors to package food items, such as ice cream, cottage cheese, yogurt, sour cream and squeeze-up desserts, in our containers at their plants.

Customers

We serve two primary customer groups:

•

Foodservice: Sales to foodservice customers accounted for approximately 82% of our net sales for the year ended December 31, 2004. Our foodservice customers include (1) broadline distributors, such as Sysco Corporation, Bunzl Corporation and U.S. Foodservice, Inc., (2) paper and other specialty distributors or groups, such as Network Services Company and UniPro Foodservice, Inc., (3) global or national accounts, such as Starbucks Corporation, McDonald’s Corporation (through its packaging and supply chain coordinator, Perseco), 7-Eleven, Inc. and Yum! Brands, Inc. (the

parent company for Kentucky Fried Chicken, Pizza Hut and Taco Bell), and (4) dairy and food processors, such as Nissin Food Products Company Ltd. and Blue Bell Creameries, L.P. We believe we have developed strong relationships with leading foodservice customers due to our broad product offering, emphasis on product innovation and customer service.

•	Consumer: Sales to consumer customers accounted for approximately 18% of our net sales for the year ended December 31, 2004. Our consumer customers include (1) grocery stores, such as Publix Supermarkets Inc., The Kroger Company and Albertson’s, Inc., (2) mass merchandisers, such as Wal-Mart Stores, Inc. (“Wal-Mart”) and Target Corporation, (3) warehouse clubs, such as Costco Wholesale Corporation (“Costco”) and BJ’s Wholesale Club, and (4) other retail outlets, such as drug stores, party stores and dollar stores. We are one of the leading suppliers of branded disposable cups and plastic plates and bowls to consumer customers in the United States, which we sell under the Solo® and Jack Frost® brand names. In addition, we sell paper and party goods under the brand names Paper Art® and Party Creations®. Our sales and marketing strategy for consumer customers is designed around supporting our strong brand names, as well as selling private label products.

Financial information about our business segments, which are combined geographically, is incorporated herein by reference from Note 19 to the Company’s consolidated financial statements in Item 8 of this Form 10-K.

Sales and Marketing

We sell our products to foodservice customers through our regionally-organized, in-house direct sales force, national account representatives and, to a lesser extent, through select broker networks. Broadline distributors sell the products they purchase from us to operators such as restaurants, hospitals, schools and other large organizations that have foodservice operations. As a result of this selling structure, stocking decisions made by our distributors are based on demand from foodservice operators. Our sales force calls on local branches of national broadline distributors to sell our existing range of product offerings as well as new products. Through our national account representatives, we sell our products to quick service restaurants (“QSRs”) and to our national accounts. Our national account representatives work closely with these customers to develop unique product offerings and promotional programs.

We sell our products to consumer customers primarily through regional broker networks. In the case of some of our larger customers, such as Wal-Mart and Costco, we use our in-house direct sales force, rather than brokers. Our consumer customers sell our products to end-users who make the ultimate purchasing decisions. Accordingly, our sales and marketing strategy for consumer customers is designed around supporting our strong brand names, such as Solo® and Jack Frost®, as well as selling private label products. In addition, we sell paper and party goods under the brand names Paper Art® and Party Creations®. We support the Solo® brand with couponing, print advertisements and public relations efforts.

We sell our food packaging products directly to customers in the dairy and food processing industries using our in-house sales force which is organized on the basis of customer relationships.

Seasonality

Seasonality has a limited impact on our business. Historically, we have experienced seasonality as more of our products are sold in the warmer months with the majority of our net cash flows from operations realized during the last nine months of the year. Sales for such periods reflect the high seasonal demands of the summer months when outdoor and away-from-home consumption increases. However, with the increase in popularity of hot drinks and indoor sporting events, this seasonality has been decreasing.

Raw Materials

The principal raw materials for our plastic operations are resins, including polystyrene, polypropylene and APET. We purchase resins from large petrochemical and resin producers such as Dow, ATOFINA, Eastman, Nova and BASF. Resin prices are influenced by oil, natural gas and other input prices, capacity changes and changes in demand.

The principal raw materials for our paper operations include paperboard, bond paper and waxed bond paper. Our paper-based products are typically converted from bleached paperboard, which we purchase from integrated paper manufacturers such as International Paper, MeadWestvaco and Gulf States. Paper prices are driven by energy costs, capacity changes and changes in demand.

We cultivate strong relationships with our major suppliers and believe that these relationships, together with our purchasing volumes, provide pricing benefits in raw materials purchasing. While we have experienced brief delays in the availability of our raw materials from time to time, we have not experienced any sustained delays.

Raw material costs make up a significant portion of our cost of goods sold. As a result, we are exposed to changes in raw material prices. In line with industry practice, we generally do not enter into long-term supply contracts with our suppliers of raw materials and historically have not hedged our exposure to fluctuations in raw material prices.

Manufacturing

Our manufacturing strategy is to reduce costs through process improvement and innovation, while meeting our customers’ needs and maintaining our standard for quality. We employ many different technologies and are able to manufacture and supply various products in plastic, paper and foam. Our flexibility and expertise in these technologies enable us to respond quickly to customer needs.

The primary processes employed in manufacturing our products are as follows:

•	Plastic Cups, Plates, Bowls, Straws and Food Containers. Plastic extrusion is used to convert plastic resin from a pelletized form to a flat extruded sheet. We then use plastic thermoforming to convert the extruded sheet into the final product. The product is then automatically trimmed and packaged in various quantities depending on customer requirements. We have the capability to use a large variety of resins, including polystyrene, polypropylene and APET in order to meet market demands. We also have the capability to print onto plastic cups.

•	Paper Cups, Plates, Napkins, Tablecovers and Food Containers. Paper is fed into a forming machine that forms the cup side and cup bottom. These machines can be adjusted to meet market and customer demands. We also have the capability to print either inline or offline, depending on the complexity of the print and size of the run.

•	Plastic Cutlery. We utilize injection molding machines to manufacture plastic cutlery. The plastic pellets are melted, and the molten resin is injected into the mold. The parts are automatically cooled, trimmed and ejected from the machine. The product is then either packaged in bulk or individually wrapped. We have the capability to manufacture cutlery using either polypropylene or polystyrene resin.

In addition to these manufacturing processes, we have a wide variety of printing capabilities, including flexography, letter press, paper lithography and plastic dry offset. We operate printing presses capable of producing high quality, customized graphics to meet our customers’ requirements.

Distribution

Solo Illinois’ U.S. distribution centers and warehouses are located in proximity to its manufacturing facilities as well as major population centers. From January 2002 until the present, Solo Illinois outsourced its logistical operations to DSC Logistics, Inc. (“DSC”). Under this agreement, DSC was responsible for the operation of substantially all of Solo Illinois’ U.S. distribution centers and primarily performed customary warehousing and transportation services. The DSC agreement provided that DSC was entitled to supply transportation services with respect to all shipments of products to or from facilities covered by the outsourcing arrangement, subject to certain exceptions. This outsourcing agreement with DSC has been terminated, and the parties are currently transitioning the services previously provided by DSC to Solo Illinois. See “Item 3 – Legal Proceedings.” This transition is anticipated to be fully complete by June 15, 2005, and the Solo Illinois U.S. distribution centers and warehouses will be integrated with the legacy Sweetheart distribution system. In addition to paying warehousing and distribution fees, during 2004, 2003 and 2002, we paid management and incentive fees to DSC totaling $10.7 million, $9.7 million and $8.3 million, respectively.

The legacy Sweetheart business operates its own distribution system. Output from the manufacturing plants is consolidated at regional distribution centers that are strategically located near major population centers. This allows the legacy Sweetheart business to service 98% of its U.S. customers with overnight truckload service. As a result of this strategy, we are able to offer a broad range of products at the distribution centers. This provides value to our customers as they can carry less inventory and we can react to their demand more rapidly. Going forward, the distribution and warehouse operations for the two legacy businesses will be combined into one in-house system.

Our foreign subsidiaries operate out of owned or leased warehouses and manage the related distribution and transportation networks.

Competition

The disposable foodservice products industry is extremely competitive and highly fragmented. We compete for foodservice customers based on price, quality, customer service, breadth of product offering and development partnerships. We compete for consumer customers based on price, brand reputation, quality, product differentiation, innovation and marketing programs. We compete for food packaging customers based on price, product breadth, quality, service and filling equipment capabilities. Our competitors include large multinational companies as well as regional manufacturers. Some of our competitors compete across the full line of our products, while others compete with only some of our products. A few of our competitors are integrated in the manufacturing of plastic or paper raw materials which reduces their costs for these materials and gives them greater access to these materials in periods of short supply. Increases in productivity, combined with surplus capacity in the industry, have maintained competitive pricing pressures. Our current or potential competitors may offer products at a lower price or products and service that are superior to ours. In addition, our competitors may be more effective and efficient in integrating new technologies. Our products also compete with metal, glass and other packaging materials, as well as plastic packaging materials made through different manufacturing processes. Our largest competitors include Pactiv Corporation, Dart Container Corporation, Huhtamäki Oyj, Dixie Foodservice Corp., a division of Georgia Pacific Corp., and International Paper Food Service Business, a division of International Paper Co.

Intellectual Property

We rely on a combination of trade secrets, confidentiality agreements and patent, trademark, copyright, unfair competition and other intellectual property laws to protect our intellectual property and other proprietary rights. We currently have approximately 130 issued and 170 pending U.S. and foreign patents. Although they are collectively important to our business, no single one of them is material to our business. Litigation may be necessary to enforce our intellectual property rights, or to defend against claims by third parties that our products infringe their intellectual property rights and could result in substantial costs and diversion of our resources. Even if our proprietary rights are held enforceable, others may be able to design around our patents or independently develop products and processes equivalent to our proprietary and confidential information.

Research and Development

We believe we have a strong reputation for creativity and new product innovation. Our research and development strategy has three goals: (1) to create innovative, value-added products which target both new and existing customers, (2) to differentiate our products in the marketplace and (3) to explore the use of alternative substances to create new market opportunities and enhance overall market position.

During 2004, we introduced a 32-ounce version of our Trophy® product line. In addition, we worked with Starbucks, our material supplier MeadWestvaco, and Mississippi River Corporation to develop the first Post Consumer Fiber (“PCF”) content paper material suitable for use in hot cup production. In conjunction with Starbucks, we developed a new exclusive wrapped cup and lid for Starbucks’ new ChanticoTM chocolate beverage. We introduced a new six-pound paper bucket and board lid mid-year, and introduced a polypropylene lid for another QSR chain. We continue to work with our global base of suppliers and customers, as well as universities, to create new applications for our materials and to develop applications for new and emerging technology. Currently, we are sampling and testing alternative environmentally friendly materials such as polylactic acid (“PLA”), a polymer derived from natural plant sugars, for cups and lids.

Employees

As of December 31, 2004, we had approximately 11,500 employees worldwide, including approximately 10,000 in the United States and 1,500 in other countries; of which 9,000 of these employees worldwide were hourly workers. As of December 31, 2004, approximately 2,100 of our hourly employees were covered by collective bargaining agreements. We currently have collective bargaining agreements in effect at our facilities in Appleton, Wisconsin; Augusta, Georgia; Indianapolis, Indiana; Oshkosh, Wisconsin; St. Albans, Vermont; Springfield, Missouri; Scarborough, Ontario, Canada; and Cuautitlan, Mexico. These agreements cover all hourly-paid production, maintenance and distribution employees at each facility and contain standard provisions relating to, among other things, management rights, grievance procedures, strikes and lockouts, seniority and union rights. The current expiration dates of the Appleton; Augusta; Indianapolis; Oshkosh; St. Albans; Springfield; Ontario; and Cuautitlan agreements are March 31, 2006, October 30, 2005, December 1, 2007, May 31, 2007, January 31, 2006, February 28, 2007, November 30, 2008 and December 31, 2005, respectively. In an election held on August 21, 2003, the employees of Sweetheart’s El Cajon, California facility voted to bargain collectively and to be represented by the United Food and Commercial Workers Union. The proposed agreement would have affected approximately 165 hourly employees. However, employees petitioned the National Labor Relations Board (“NLRB”) in 2004 to decertify the union in El Cajon. We expect that the decertification election will be held prior to June 2005. Other than under the agreements described above, no employees are covered by a collective bargaining agreement. We believe that we have good relationships with our employees.

Environmental Regulation

In the normal course of business, we are required to comply with federal, state, foreign and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the disposal of hazardous wastes. Historical capital and operating expenditures deemed necessary to remain in compliance have not had a material impact on our financial position. We believe that we are in material compliance with applicable standards and regulations of the various regulatory agencies.

We are presently, and may in the future be, subject to liability for the investigation and remediation of environmental contamination, including contamination caused by other parties. This includes properties that we own or operate or that we formerly owned or operated and at other properties where we or our predecessors have arranged for the disposal of hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Any present or future investigations and remedial efforts relating to environmental matters could entail material costs or otherwise result in material liabilities. Any amount of future clean up costs and other environmental liabilities could also be material. We believe that, except as noted below, there are currently no material pending environmental investigations at our plants or sites or at third party sites for which we are liable. However, there can be no assurance that we will not be involved in any such proceedings in the future and that any amount of future clean up costs and other environmental liabilities will not be material. We spent approximately $1.6 million for environmental and occupational health and safety compliance and remediation in the year ended December 31, 2004.

We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist at our facilities or at third party sites for which we are liable. Enactment of stricter laws or regulations, a stricter interpretation of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at our own or third party sites may require us to make additional expenditures, some of which could be material.

The Clean Air Act requires the phase out of certain refrigerant compounds. Therefore, we must upgrade or retrofit air conditioning and chilling systems we use during the next few years. We have decided to replace units as they become inefficient or unserviceable. We expect to complete the replacement of all such units within the next five to ten years, at an estimated total cost of less than $1.3 million.

Some of our facilities contain asbestos. Although there may be no current legal requirement to remove it, we monitor such asbestos on an ongoing basis and maintain and/or remove it as appropriate to prevent the release of friable asbestos. We believe the costs associated with such program will not be material to our business or financial condition.

We have received a number of requests for information or notifications of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 regarding the investigation or cleanup of environmental contamination at third party sites. We have no reason to believe that the final outcome with respect to these matters will have a material adverse effect on our financial condition or results of operations. However, no assurance can be given about the ultimate effect, if any, of such matters on us.

Available information

Our Internet website is www.solocup.com. We make available free of charge on our website Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (“SEC”).

Item 2. Properties.

Our executive offices are located in Highland Park, Illinois. We own, lease and operate manufacturing and distribution facilities throughout North America and in Japan, Panama and the United Kingdom. The table below provides summary information regarding our manufacturing, distribution, office and warehouse properties. We believe these properties, which are being used for their intended purposes, are adequate and well maintained. Substantially all of our properties are pledged as collateral under our Senior Credit Facility. See Item 7. As part of our integration of SF Holdings, we anticipate that a number of our manufacturing and warehouse facilities will be closed. In 2004, we announced the closure of one of our Wheeling, Illinois facilities, which closed in the first quarter of 2005. In January 2005, we announced the closure of our facilities located in Green Bay, Wisconsin and St. Albans, Vermont. We expect these two facilities will be closed in the first and fourth quarter of 2005, respectively. In February of 2005, we announced the closure of our facilities located in Glen Falls, New York; Goshen, Indiana; Shreveport, Louisiana; and Springfield, Missouri. We expect these four facilities will be closed within the next twelve months.

Facilities
Location		Function	Owned/Leased	Size (Approximate Square Footage)
California	El Cajon (2 facilities)	Manufacture/Warehouse/ Distribution Center	Leased	183,700
	Ontario	Distribution Center	Leased	396,000
Georgia	Augusta	Manufacture	Owned	369,000
	Augusta	Warehouse	Leased	203,000
	Conyers (2 facilities)	Manufacture/Warehouse/ Distribution Center	Owned	906,000
	Jonesboro	Distribution Center	Owned	305,000
Idaho	Twin Falls	Manufacture/Warehouse	Owned	130,000
Illinois	Chicago (96th St.)	Manufacture	Owned	267,000
	Chicago (97th St.)	Distribution Center	Leased (1)	497,000
	Chicago (S. Kostner)	Manufacture/Warehouse	Owned	869,000
	Highland Park	Executive Office/ Manufacture	Owned	317,000
	University Park	Distribution Center	Leased (2)	908,000
	Urbana	Manufacture	Owned	313,000
	Wheeling (2 facilities)	Manufacture	Owned	333,000
Indiana	Goshen	Manufacture/Warehouse	Owned	63,000
	Indianapolis	Distribution Center	Leased	735,000
Louisiana	Shreveport	Manufacture/Warehouse	Owned	148,000
Maryland	Federalsburg	Manufacture/Warehouse	Owned	450,000
	Hampstead	Distribution Center	Leased	1,035,000
	Havre de Grace	Distribution Center	Owned	502,000
	Owings Mills (2 facilities)	Manufacture/Warehouse/ Distribution Center	Owned	1,753,000
Massachusetts	Leominster	Manufacture/Warehouse	Owned	144,000
	North Andover	Manufacture/Warehouse	Leased	249,000
Missouri	Springfield	Manufacture/Warehouse	Owned	942,000
Nevada	North Las Vegas	Manufacture/Warehouse	Leased	195,000
New Mexico	Belen	Manufacture/Warehouse	Owned	175,000
New York	Glen Falls	Manufacture/Warehouse	Owned	59,000
Oklahoma	Ada	Manufacture/Warehouse	Owned	267,000
Texas	Dallas	Manufacture/Warehouse/ Distribution Center	Owned	1,304,000
	Dallas	Warehouse	Leased	455,000
Vermont	St. Albans	Manufacture	Owned	115,000
	St. Albans	Distribution Center	Leased (3)	186,000
Wisconsin	Appleton	Manufacture/Warehouse	Owned	271,000
	Appleton	Distribution Center	Leased	118,000
	Green Bay	Manufacture	Leased	110,000
	Oshkosh	Manufacture/Warehouse	Owned	486,000

Non-U.S.	Mississauga, Ontario, Canada	Distribution Center/Warehouse/Office	Leased	262,000
	Scarborough, Ontario, Canada	Manufacture/Warehouse	Owned	400,000
	Japan—Fuji	Manufacture	Owned	51,000
	Japan—Jirocho (2 facilities)	Manufacture/Warehouse	Leased	124,000
	Japan—Kumamoto	Manufacture	Owned	141,000
	Japan—Kumamoto	Warehouse	Leased	38,000
	Japan—Shiga	Manufacture	Owned	93,000
	Japan—Shiga	Warehouse	Leased	5,000
	Cuautitlan, Mexico (3 facilities)	Manufacture/Warehouses	Leased	79,000
	Panama (2 facilities)	Manufacture	Owned	130,000
	United Kingdom (4 facilities)	Manufacture/Warehouse/ Distribution Center	Leased (4)	287,000

(1)	On April 30, 2005, the lease on 248,000 square feet (“SF”) will expire. The remaining square footage will expire on April 30, 2006 when we exercise a termination option.
(2)	This facility is currently being expanded by 600,000 SF. We expect the construction to be complete by year-end.
(3)	Subject to purchase option expiring March 31, 2007.
(4)	At one of these facilities we own a building on leased land.

We also use third party warehouses on a pay for use basis.

Item 3. Legal Proceedings.

In November 2001, Solo Illinois entered into an outsourcing agreement (the “Agreement”) with DSC Logistics, Inc. (“DSC”) pursuant to which DSC was to provide customary warehouse and transportation services for Solo Illinois. After the Agreement was executed, disputes arose as to aspects of the Agreement, and Solo Illinois and DSC have been parties to litigation and arbitration. These various matters, as well as status updates, have been previously disclosed in the registrant’s filings with the SEC. On February 16, 2005, Solo Illinois and DSC entered into a settlement agreement (the “Settlement Agreement”) which terminates the Agreement prior to its stated termination date. Pursuant to the terms of the Settlement Agreement, Solo Illinois will transition its distribution center and transportation services, including attendant real estate, equipment and personnel, where possible, back into its operations over the next four months. In February 2005, as part of the transition, Solo Illinois purchased certain assets from DSC, for which Solo Illinois paid DSC $1.2 million. The Settlement Agreement requires Solo Illinois to assume certain leases from DSC and pay DSC $11.75 million as follows: (1) on February 16, 2005, $3.15 million; (2) on March 15, 2005, $2.15 million; (3) on April 15, 2005, $2.15 million; (4) on May 16, 2005, $2.15 million; and (4) on June 15, 2005, $2.15 million. The Settlement Agreement also includes mutual releases from both parties and requires the parties to dismiss all related outstanding litigation and arbitration.

We are involved in various other claims and legal actions arising from time to time in the ordinary course of business. While the outcome of these claims and actions cannot be predicted with certainty, management believes that we are not party to any pending legal proceedings, the ultimate disposition of which would have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for our common stock. All of our common stock is owned of record by our parent company, SCIC. We do not have any equity compensation plans under which our securities may be issued. See Note 15 to the Company’s consolidated financial statements in Item 8 of this Form 10-K for information regarding SCIC’s equity compensation plan.

Since our formation in January 2004, we have not paid dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. In addition, our bank credit facilities and the indenture governing our 8.5% Senior Subordinated Notes due 2014 restrict our ability to pay dividends on our common stock.

Item 6. Selected Financial Data.

The following table sets forth selected historical consolidated financial data for Solo Cup Company and its subsidiaries. The information contained in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and Solo Cup Company’s consolidated financial statements, including the related notes, included in Item 8.

	Year Ended December 31,
	2004 (1)	2003	2002	2001	2000
	(In millions)
Statement of Operations Data:
Net sales	$2,116.4	$879.7	$836.6	$779.5	$706.8
Cost of goods sold	1,813.2	768.7	710.5	652.7	582.2

Gross profit	303.2	111.0	126.1	126.8	124.6
Selling, general and administrative expenses	233.6	100.7	102.1	100.4	96.5
Contract dispute resolution	25.4	—	—	—	—
Other operating (income) expense, net	(7.6)	(1.6)	(4.3)	8.0	5.8

Operating income	51.8	11.9	28.3	18.4	22.3
Prepayment penalties	30.7	—	3.0	—	—
Loss on debt extinguishment	0.9	—	—	—	—
Other (income) expense	52.8	11.3	7.6	12.5	13.2
Income taxes (2)	17.1	3.2	0.8	2.0	1.1
Minority interest	0.2	0.1	(0.3)	(0.2)	—
Cumulative effect of changes in accounting principles	—	—	0.2	0.2	—

Net income (loss)	$(49.9)	$(2.7)	$17.0	$3.9	$8.0

Balance Sheet Data:
Cash and cash equivalents	$15.9	$3.3	$12.6	$2.4	$15.4
Working capital	401.5	62.7	73.4	86.3	52.4
Property, plant and equipment, net	828.8	299.3	302.3	305.5	279.6
Total assets	1,903.8	629.6	623.3	609.7	563.7
Total debt, including current maturities	1,018.1	253.0	235.5	255.0	233.1
Total shareholders’ equity	427.2	250.7	258.5	252.1	256.9
Other Financial Data:
Net cash provided by (used in) operating activities	$(23.8)	$29.6	$71.3	$55.2	$33.8
Net cash used in investing activities	(906.6)	(44.7)	(29.6)	(52.2)	(78.9)
Net cash provided by (used in) financing activities	944.7	3.6	(31.6)	(14.8)	47.5
Capital expenditures	42.2	34.7	47.9	28.6	26.0
Depreciation and amortization	93.7	41.7	38.1	44.7	37.1
Interest expense, net	55.5	14.4	12.2	13.0	13.5
Cash dividends declared (3)	13.8	9.2	9.2	7.2	6.1

(1)	Amounts for the year ended December 31, 2004 include the results of SF Holdings from February 22, 2004 to January 2, 2005.
(2)	Solo Illinois was subject to taxation under subchapter S of the Internal Revenue Code in the United States. Effective January 1, 2004, Solo Illinois became subject to taxation under subchapter C of the Internal Revenue Code in the United States and, consequently, federal income tax liabilities of Solo Illinois that previously flowed through to the pre-acquisition shareholders are included as liabilities of Solo Illinois after December 31, 2003.

(3)	The cash dividends declared in 2004 represent $13.8 million payable to shareholders of the Class A and Class B common stock of Solo Illinois, which was retired in February 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On February 27, 2004, with an effective date of February 22, 2004, we acquired 100.0% of the outstanding capital stock of SF Holdings (“SF Holdings Acquisition”). For the year ended December 31, 2004, our consolidated financial position and results of operations include the accounts of SF Holdings for the period from February 22, 2004 to January 2, 2005.

Our 2004 financial results were impacted by the expenses related to the SF Holdings Acquisition. Since that time, management has been focused on (1) protecting our position with key customers, (2) implementing detailed synergy plans for all major functional areas and (3) developing systems and processes that will enable us to consolidate our financial reporting systems. All of these efforts are against a background of rapidly rising material costs and energy costs.

We reported a $49.9 million net loss for the year ended December 31, 2004, which includes $15.6 million of costs (net of taxes) resulting from resolution of the contract dispute with DSC Logistics, Inc. In addition, $65.7 million of charges attributed to the SF Holdings Acquisition are included in the reported loss. The charges incurred (net of taxes) were:

•	$18.9 million in prepayment penalties for the extinguishment of pre-acquisition debt which we were required to eliminate for the issuance of new debt in connection with the SF Holdings Acquisition,

•	$28.3 million of income tax expense resulting from the change to a “C” corporation tax status, and

•	$18.5 million of charges related to integration efforts.

In addition to these acquisition related charges, resin and energy prices continued to rise throughout the year, influenced by general market conditions for plastic resins and the price of petroleum products. Prices increased over 50% and 10%, for resin and paperboard, respectively, as compared to the prior year. These increases occurred at such a rate that we were unable to pass them on to our customers in a timely manner. Historically, the prices at which we sell our products have varied with raw material price increases and decreases, with a lag for increases. We did implement a number of price increases in 2004 to offset the higher raw material prices. In addition to these price increases, we actively reduced manufacturing costs through the implementation of our synergy plans. These actions allowed us to achieve a marginal gross profit improvement despite the rapid increases in material costs. Early indications seem to suggest that we will face similar challenges in 2005.

Results of Operations for the Years Ended December 31, 2004, 2003 and 2002

				2004 vs. 2003		2003 vs. 2002
	December 31,			Favorable / (Unfavorable)
	2004	2003	2002	$	%	$	%
Net sales	$2,116,437	$879,693	$836,610	$1,236,744	140.6%	$43,083	5.1%
Cost of goods sold	1,813,260	768,666	710,527	(1,044,594)	(135.9)	(58,139)	(8.2)

Gross profit	303,177	111,027	126,083	192,150	173.1	(15,056)	(11.9)
Selling, general and administrative expenses	233,617	100,701	102,073	(132,916)	(132.0)	1,372	1.3
Contract dispute resolution	25,389	—	—	(25,389)	*	—	—
Gain on sale of property, plant and equipment	(7,584)	(1,616)	(4,272)	5,968	369.3	(2,656)	(62.2)

Operating income	51,755	11,942	28,282	39,813	333.4	(16,340)	(57.8)
Interest expense, net	55,490	14,419	12,155	(41,071)	(284.8)	(2,264)	(18.6)
Prepayment penalties	30,690	—	2,997	(30,690)	*	2,997	*
Loss on debt extinguishment	916	—	—	(916)	*	—	—
Foreign currency exchange gain, net	(3,224)	(2,760)	(4,470)	464	16.8	(1,710)	(38.3)
Other (income) expense, net	489	(309)	(68)	(798)	(258.3)	241	354.4

Income (loss) before income taxes, minority interest and the cumulative effect of a change in accounting principle	(32,606)	592	17,668	(33,198)	*	(17,076)	(96.6)
Income tax provision	17,112	3,175	796	(13,937)	(439.0)	(2,379)	(298.9)
Minority interest	214	129	(325)	(85)	(65.9)	(454)	(139.7)

Income (loss) before the cumulative effect of a change in accounting principle	(49,932)	(2,712)	17,197	(47,220)	*	(19,909)	(115.8)
Cumulative effect of a change in accounting principle	—	—	216	—	—	216	*

Net income (loss)	$(49,932)	$(2,712)	$16,981	$(47,220)	*	$(19,693)	(116.0)%

*	Not meaningful

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Amounts for the year ended December 31, 2004 include the results of SF Holdings from February 22, 2004 to January 2, 2005. Therefore, our discussion of 2004 results compared to 2003 results are primarily driven by the effect of including SF Holdings results from the acquisition date.

Net sales

Net sales increased $1,236.7 million, or 140.6%, to $2,116.4 million for the year ended December 31, 2004 compared to $879.7 million for the year ended December 31, 2003. Net sales increased $1,158.9 million due to increased sales volume as a direct result of the SF Holdings Acquisition. The remaining increase in net sales of $77.8 million, or 8.8%, reflected a 7.0% increase in average realized sales price and a 1.8% increase in sales volume as compared to the year ended December 31, 2003. The increase in average realized sales price reflects a favorable shift in product mix combined with the impact of pricing increases implemented in response to higher raw material costs.

Gross profit

Gross profit increased $192.2 million, or 173.1%, to $303.2 million for the year ended December 31, 2004 compared to $111.0 million for the year ended December 31, 2003. As a percentage of net sales, gross profit increased 1.7% to 14.3% in 2004 versus 12.6% in 2003. Gross profit increased $171.1 million as a direct result of the

SF Holdings Acquisition. The remaining increase in gross profit of $21.1 million was primarily the result of a shift to a more favorable product mix combined with higher average realized sales prices partially offset by higher raw material costs and increased transportation costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $132.9 million, or 132.0%, to $233.6 million in 2004 compared to $100.7 million in 2003. This increase includes $89.9 million of expenses associated with the operations of SF Holdings. The remaining increase of $43.0 million resulted primarily from (i) $30.1 million of costs associated with the integration of support functions and systems of SF Holdings in connection with the acquisition, (ii) $8.7 million of costs associated with higher employee salaries, primarily related to the transfer of employees from the acquired companies to Solo Illinois and higher health insurance costs, and (iii) $2.8 million of management fees to SCIC.

Contract dispute resolution

In 2004, contract dispute resolution costs of $25.4 million represent the results of the settlement with DSC Logistics, Inc. (“DSC”). This amount includes agreed-upon payments to DSC totaling $11.75 million, $4.4 million of receivables forgiven and $9.3 million of litigation-related expenses and contract execution costs. See “Item 3 – Legal Proceedings.”

Gain on sale of property, plant and equipment

Gain on sale of property, plant and equipment was $7.6 million in 2004 compared to $1.6 million in 2003. The increase was primarily due to the 2004 gain on sale of undeveloped land located in Santa Paula, California and Ada, Oklahoma.

Interest expense, net

Interest expense, net increased $41.1 million, or 284.8%, to $55.5 million for the year ended December 31, 2004 compared to $14.4 million for the year ended December 31, 2003. This increase was primarily driven by higher debt balances in 2004 used to fund the SF Holdings Acquisition. Total long-term debt increased $805.7 million to $1,014.5 million at December 31, 2004 compared to $208.8 million at December 31, 2003.

Prepayment penalties

Prepayment penalties were $30.7 million for the year ended December 31, 2004. The prepayment fees resulted from the early extinguishment of the 7.08% senior notes due 2011 and the 3.67% Yen-denominated senior notes due 2008.

Loss on debt extinguishment

Loss on debt extinguishment was $0.9 million for the year ended December 31, 2004. This loss was due to the write off of debt issuance costs resulting from the extinguishment of the 7.08% senior notes due 2011 and the 3.67% Yen-denominated senior notes due 2008.

Income tax provision

Income tax provision was $17.1 million in 2004 compared to $3.2 million in 2003. This increase was primarily due to the change in tax filing status of Solo Illinois from a subchapter S corporation to a subchapter C corporation under the Internal Revenue Code in the United States effective as of January 1, 2004. This change resulted in the recognition of $28.3 million in net deferred tax liabilities and related income tax expense in 2004. This increase was partially offset by an $11.4 million tax benefit for current year operating losses.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net sales

Net sales increased $43.1 million, or 5.1%, to $879.7 million for the year ended December 31, 2003 compared to $836.6 million for the year ended December 31, 2002. This reflects a 1.7% increase in sales volume and 3.4% increase in average realized sales price. Volume growth was across all major product lines and the majority of our customer base. The increase in average realized sales price reflects the impact of pricing increases implemented in response to higher raw material costs.

Gross profit

Gross profit decreased $15.1 million, or 11.9%, to $111.0 million for the year ended December 31, 2003 compared to $126.1 million for the year ended December 31, 2002. As a percentage of net sales, gross profit decreased 2.5 percentage points to 12.6% in 2003 versus 15.1% in 2002. The decline in gross profit was primarily the result of higher resin costs without a contemporaneous increase in sales price. Resin prices increased approximately 15% on average during 2003 versus 2002. Additionally, increased transportation and distribution expenses related to outsourcing these services adversely affected gross profit.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $1.4 million, or 1.3%, to $100.7 million in 2003 compared to $102.1 million in 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 11.4% of net sales in 2003 versus 12.2% of net sales in 2002. The decrease was primarily the result of lower health and welfare expenses that resulted from better experience history and a change in service providers.

Interest expense, net

Interest expense, net increased $2.3 million in 2003 compared to 2002. The increase is primarily attributed to higher average revolver debt balances resulting from lower operating profits.

Foreign currency exchange gain, net

Foreign currency exchange gain, net changed $1.7 million, or 38.3%, to a gain of $2.8 million for the year ended December 31, 2003 compared to a gain of $4.5 million for the year ended December 31, 2002. This change is primarily attributed to currency fluctuations in the United Kingdom pound sterling denominated inter-company debt.

Income tax provision

Income tax expense increased $2.4 million to $3.2 million in 2003, compared to $0.8 million in 2002 due primarily to the increased earnings in foreign jurisdictions.

Minority interest

Minority interest reflects the minority interest in the results of Sanyo Pax Operations Company Ltd. (“Sanyo Pax”). As of December 31, 2003 and 2002, the minority interest was 4.50% and 5.48%, respectively. The minority share totaled $0.1 million of income in 2003 and a $0.3 million loss in 2002.

Cumulative effect of a change in accounting principle

We recognized a goodwill impairment loss of $0.2 million in 2002 as the cumulative effect of a change in accounting principle, resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002.

Liquidity and Capital Resources

Historically, we have relied on cash flows from operations and revolving credit borrowings to finance our working capital requirements and capital expenditures. During 2004, we funded our acquisitions, retirement of pre-acquisition debt and capital expenditures primarily from (i) borrowings under the $800.0 million of credit facilities, (ii) the issuance of 8.5% Senior Subordinated Notes due 2014 and (iii) proceeds from the sale of our common stock.

Operating Cash Flows

Net cash used in operating activities during 2004 was $23.8 million compared to net cash provided by operating activities of $29.6 million during 2003. This decrease primarily resulted from a higher net loss in 2004, which was attributed to (i) a $39.3 million increase in interest expense as a result of higher debt balances, (ii) $30.7 million in prepayment penalties as a result of the early extinguishment of debt, (iii) $30.1 million of expenses related to the integration of SF Holdings, and (iv) $25.4 million in expense from the resolution of the contract dispute with DSC. The SF Holdings Acquisition had a direct impact on the increase in cash used in operating activities, primarily reflected in higher balances of accounts receivable and inventories. The growth in accounts receivable relates to the increase in sales volume and pricing. Inventory balances have increased as a result of higher raw material costs, combined with a planned inventory buildup to offset the impact of expected downtime caused by our manufacturing integration activities.

Working capital increased $338.8 million to $401.5 million at December 31, 2004 from $62.7 million at December 31, 2003. This increase is primarily due to the effects of the SF Holdings Acquisition. To a lesser extent, working capital increased as a result of increased inventory levels, higher deferred tax assets, and a lower level of short-term debt, partially offset by an increase in accrued expenses.

Investing Cash Flows

Net cash used in investing activities during 2004 was $906.6 million compared to $44.7 million during 2003. This increase is primarily due to the SF Holdings Acquisition.

Capital expenditures during 2004 were $42.2 million compared to $34.7 million during 2003. Capital expenditures during 2004 included $30.3 million for new production equipment, $5.5 million for renovations and equipment conversions, $5.5 million for building and land improvements, and $0.9 million for other miscellaneous projects. Capital expenditures were primarily funded by borrowings under our revolving credit facilities.

Financing Cash Flows

Net cash provided by financing activities during 2004 was $944.7 million compared to $3.6 million during 2003. This increase resulted primarily from (i) borrowings under our senior credit facilities, (ii) the issuance of 8.5% Senior Subordinated Notes due 2014 and (iii) proceeds from the sale of common stock. These increases were partially offset by (i) repayment of the 7.08% senior notes due 2011, (ii) repayment of the 3.67% Yen-denominated senior notes due 2008, (iii) repayment of the securitization facility, and (iv) debt issuance costs incurred as a result of the SF Holdings Acquisition.

The following is a summary of long-term debt at December 31, 2004 and 2003 (in thousands):

	December 31, 2004	December 31, 2003
Senior Credit Facility – Term Loan	$645,125	$—
Senior Credit Facility – Revolver	28,700	—
8.5% Senior Subordinated Notes	325,000	—
Canadian Credit Facility – Term Loan	11,214	—
Canadian Credit Facility – Revolver	1,010	—
7.08% Senior Notes	—	160,000
3.67% Yen-denominated Senior Notes	—	44,828
Capital lease obligations	3,476	3,966

Total long-term debt	1,014,525	208,794
Less: current maturities of long-term debt	9,778	5,916

Total long-term debt, less current maturities	$1,004,747	$202,878

The following is a summary of our committed revolving credit facilities at December 31, 2004 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Unused Capacity
Senior Credit Facility:
Revolving facility	$150,000	$28,700	$7,200	$114,100
Canadian Credit Facility:
Revolving facility	8,230	1,010	–	7,220

	$158,230	$29,710	$7,200	$121,320

(1)	Availability of the credit facilities is reduced by letters of credit issued under the facilities. In February 2005, we issued an irrevocable unconditional letter of credit in the total amount of $8.6 million in connection with the resolution of our contract dispute with DSC.

Canadian Credit Facility

On September 24, 2004, Lily Cups Inc. (now known as Solo Cup Canada Inc.), a Canadian subsidiary of the Company, entered into a credit agreement (“Canadian Credit Facility”) which provides for a term loan and a revolving credit facility with a maximum credit borrowing of CAD $30.0 million (approximately US $23.8 million) subject to borrowing base limitations and satisfaction of other conditions of borrowing. The term borrowings have 11 mandatory quarterly repayments of CAD $0.482 million every January 1, April 1, July 1 and October 1 beginning January 1, 2005, with a final payment of CAD $8.2 million due September 24, 2007. Both the revolving credit and term loan borrowings have a final maturity date of September 24, 2007. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily Cups Inc. Borrowings under the revolving credit facility bear interest at Canadian prime rate plus 0.50% or Canadian bankers acceptance rate plus 1.75%, at our option. Term loan borrowings bear interest at Canadian prime rate plus 0.75% or Canadian bankers acceptance rate plus 2.00%, at our option. As of December 31, 2004, borrowings under the revolving credit facility and the term loan carried effective interest rates of 4.31% and 4.56%, respectively. As of December 31, 2004, CAD $8.7 million (approximately US $7.2 million) was available under the revolving facility and the term loan balance was CAD $13.5 million (approximately US $11.2 million).

Senior Credit Facility

On February 27, 2004, we entered into credit facilities (the “Senior Credit Facility”) comprised of a $150.0 million revolving credit facility maturing in 2010 and a $650.0 million term loan facility maturing in 2011. The revolver is principally used for working capital purposes, and the term loan was used to finance the acquisition and related transactions. For purposes of calculating interest, loans under the credit facility are designated as Eurodollar rate loans or, in certain circumstances, base rate loans. Eurodollar rate loans bear interest at the British Bankers Association Interest Settlement Rate for deposits in dollars plus a borrowing margin as described below. Interest on Eurodollar rate loans is payable at the end of the applicable interest period of one, two, three or six months, but not less frequently than quarterly. Base rate loans bear interest at (a) the greater of (i) the rate most recently announced by Bank of America as its “prime rate” or (ii) the Federal Funds Rate plus ½ of 1% per annum, plus (b) a borrowing margin as described below. The margin varies from 2.00% to 2.75% on Eurodollar rate loans and from 1.00% to 1.75% on base rate loans, depending on our leverage ratio. As of December 31, 2004, the weighted average annual interest rate applicable to Eurodollar rate loans was 4.26% and the weighted average annual interest rate applicable to base rate loans was 6.29%. During the year ended December 31, 2004, the weighted average annual interest rate for the credit facilities was 4.31%. A commitment fee of 0.50% on the unused portion of the credit facilities is payable on a quarterly basis.

Our obligations under the credit facilities are guaranteed by our parent, SCIC, and each existing direct and indirect subsidiary of SCIC other than the Company, subject to certain exceptions. In addition, each significant domestic subsidiary of the Company subsequently formed is required to guarantee those obligations.

The Senior Credit Facility is secured by:

(1)	all present and future property and assets, real and personal, of the Company, its restricted subsidiaries, and each guarantor, subject to certain exceptions;

(2)	a pledge of 100.0% of the stock of each of SCIC’s present and future direct and indirect domestic subsidiaries and a lien on 66.0% of the stock of each first-tier foreign subsidiary, as defined;

(3)	all present and future intercompany debt of the Company, its restricted subsidiaries, and each guarantor; and

(4)	all proceeds of the assets described in clauses (1), (2) and (3) above. Under the Senior Credit Facility, the Company is required to meet certain restrictive financial covenants, including a maximum consolidated leverage ratio, minimum consolidated interest coverage ratio and maximum capital expenditures. The Senior Credit Facility also contains other various covenants that limit, or restrict, the Company’s ability to, among other things:

•	incur additional indebtedness, including guarantees;

•	create, incur, assume or permit to exist liens on property and assets;

•	make loans and investments and enter into acquisitions and joint ventures;

•	engage in sales, transfers and other dispositions of the Company’s property or assets;

•	prepay, redeem or repurchase the Company’s debt, or amend or modify the terms of certain material debt or certain other agreements;

•	declare or pay dividends to, make distributions to, or make redemption and repurchases from, equity holders; and

•	restrict the ability of the Company’s subsidiaries to pay dividends and make distributions.

We are currently in compliance with all covenants under the Senior Credit Facility.

The term loan facility under the Senior Credit Facility is amortized quarterly from February 27, 2004 through the date of maturity. The scheduled quarterly amortization payments are $1.625 million per quarter through February 27, 2006, $6.25 million per quarter from May 27, 2006 through February 27, 2008, and $12.5 million per quarter from May 27, 2008 through November 27, 2010, with a balloon payment of $449.5 million due on February 27, 2011. All mandatory quarterly prepayments have been made to date.

We may make optional prepayments to either the revolving credit facility or the term loan in million dollar increments with a minimum prepayment of $10.0 million. We are required to make a mandatory annual prepayment of the term loan facility and the revolving credit facility in an amount equal to 50.0% of excess cash flow, as defined in the term loan documentation, when the consolidated leverage ratio is 3.5x or greater, or 25.0% of excess cash flow when the consolidated leverage ratio is less than 3.5x. In addition, the Company is required to make a mandatory prepayment of the term loan and the revolving credit facility with, among other things:

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

Mandatory prepayments will be applied first to the term loans on a pro rata basis, and thereafter to the revolving loans. For the year ended December 31, 2004, we were not required to make a mandatory annual prepayment or any prepayments based on excess cash flow, dispositions of assets or extraordinary receipts.

The Senior Credit Facility requires us to fix the interest rate for a portion of the borrowings. Accordingly, on March 10, 2004 with an effective date of March 31, 2004, we entered into interest rate swap agreements to hedge the cash flows associated with the interest payments on $180.0 million of Eurodollar rate loans at an average rate of

2.375% plus applicable margin for three years. Also, on June 1, 2004 we entered into an interest rate cap agreement with a total notional amount of $30.0 million under which we receive variable interest rate payments when the three month Eurodollar rate rises above 4.0%. The interest rate cap agreement is in effect through March 31, 2005. At December 31, 2004, the interest rate on borrowings under the term loan was 4.88%, and the interest rate on borrowings under the revolving credit facility was 7.00%.

8.5% Senior Subordinated Notes

On February 27, 2004, we issued $325.0 million of 8.5% Senior Subordinated Notes due February 15, 2014 (the “Notes”), with interest paid semi-annually every February 15 and August 15. Under the indenture governing the Notes, subject to exceptions, we must meet a minimum fixed charge coverage ratio to incur additional indebtedness.

Prior to February 15, 2007, we may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the Notes issued under the indenture at a redemption price of 108.5% of the principal amount thereof, plus accrued and unpaid interest from the net proceeds of one or more equity offerings. Otherwise, the Notes are not redeemable until February 15, 2009. Starting on February 15, 2009, we have the option to redeem all or a portion of the Notes at a redemption price equal to a percentage of the principal amount thereof plus accrued and unpaid interest. In the event of this kind of an optional redemption, the redemption price as a percentage of the principal amount would be:

Period	Redemption price
For the twelve-month period beginning February 15, 2009	104.250%
For the twelve-month period beginning February 15, 2010	102.833%
For the twelve-month period beginning February 15, 2011	101.417%
February 16, 2012 and thereafter	100.000%

The Notes provide that upon the occurrence of a change in control, as defined, the holders will have an option to require the redemption of the Notes at a redemption price equal to 101.0% of the principal amount thereof plus accrued interest. The indenture governing the Notes contains various covenants which, subject to exception, prohibit, or limit, among other things:

•	asset sales,

•	changes of control,

•	dividend payments,

•	equity repurchases or redemptions,

•	the incurrence of additional indebtedness,

•	the issuance of disqualified stock,

•	certain transactions with affiliates,

•	the creation of additional liens and

•	certain other business activities.

Debt extinguishment

On February 27, 2004, we extinguished $160.0 million of 7.08% senior notes due June 30, 2011 and $44.2 million of 3.67% Yen-denominated senior notes due July 16, 2008 resulting in prepayment penalties of $26.9 million and $3.8 million, respectively. As a result of early extinguishment of debt, we incurred a $0.9 million loss from the write off of deferred financing fees.

Short-term debt

At December 31, 2004, we had approximately 370 million yen (approximately US $3.6 million) of short-term borrowings with Japanese banks. These short-term borrowings have various termination dates and have no restrictive covenants. The interest rate on these borrowings ranges between 0.80% and 0.82% as of December 31, 2004.

Contractual obligations

The following summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Payments due in fiscal
	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt obligations	$1,011,049	$9,113	$21,978	$33,008	$43,750	$50,000	$853,200
Capital lease obligations (1)	3,961	756	744	709	618	523	611
Non-cancelable operating leases	257,304	26,338	23,644	20,339	18,639	17,050	151,294
Purchase obligations (2) (3)	893,627	432,200	250,969	174,000	36,458	–	–
Contract dispute resolution (4)	11,750	11,750	—	—	—	—	—

Total	$2,177,691	$480,157	$297,335	$228,056	$99,465	$67,573	$1,005,105

(1)	We have capital leases of approximately 356.9 million yen (approximately US$3.5 million) of which approximately 68.4 million yen (approximately US$0.8 million) is classified as current.
(2)	Purchase obligations for raw materials are commitments for projected needs to be utilized in the normal course of business. Arrangements are considered purchase obligations if a contract specified all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and appropriate timing of the transaction. Purchase orders made in the ordinary course of business are excluded from the above table.
(3)	Purchase obligations for 2005 include $1.2 million paid to DSC for certain assets in February 2005, in conjunction with the agreement that resolved the contract dispute with DSC.
(4)	Amount represents the scheduled payments to DSC required by the agreement that resolved the contract dispute with DSC.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than letters of credit which are obtained to ensure the performance and payment to third parties in accordance with specified terms and conditions. Under the Senior Credit Facility, we have the ability to issue up to $40.0 million in letters of credit, and all issued letters of credit are secured by the facility. As of December 31, 2004, $7.2 million of standby letters of credit were outstanding under the facility. We are not required to provide cash collateral for letters of credit issued, but must adhere to the financial covenants set forth in the Senior Credit Facility indenture.

Outlook

Management believes that cash generated by operations, amounts available under our credit facilities and funds generated from asset sales should be sufficient to meet our expected operating needs, planned capital expenditures, payments in conjunction with our lease commitments and debt service requirements over the next twelve months.

Contract Dispute Resolution

In November 2001, Solo Illinois entered into an outsourcing agreement (the “Agreement”) with DSC Logistics, Inc. (“DSC”) pursuant to which DSC was to provide customary warehouse and transportation services for Solo Illinois. After the Agreement was executed, disputes arose as to aspects of the Agreement, and Solo Illinois and DSC have been parties to litigation and arbitration. On February 16, 2005, Solo Illinois and DSC entered into a settlement agreement (the “Settlement Agreement”) which terminates the Agreement prior to its stated termination date. Pursuant to the terms of the Settlement Agreement, Solo Illinois will transition its distribution center and transportation services, including attendant real estate, equipment and personnel, where possible, back into its operations over the next four months. In February 2005, as part of the transition, Solo Illinois purchased certain assets from DSC, for which Solo Illinois paid DSC $1.2 million. The Settlement Agreement requires Solo Illinois to assume certain leases from DSC and pay DSC $11.75 million as follows: (1) on February 16, 2005, $3.15 million; (2) on March 15, 2005, $2.15 million; (3) on April 15, 2005, $2.15 million; (4) on May 16, 2005, $2.15 million; and (4) on June 15, 2005, $2.15 million. The Settlement Agreement also includes mutual releases from both parties and requires the parties to dismiss all related outstanding litigation and arbitration.

Other Contingencies

The Company has entered into agreements with the State of Illinois (“State”) and the City of Chicago (“City”) relating to the acquisition and development of certain property of the Company located in the City. Pursuant to these agreements, the State and City provided certain grants to the Company, paid certain costs on behalf of the Company and undertook certain obligations relating to the property. Under these agreements, the Company is required to fulfill certain obligations relating to the property, which, if not fulfilled, could result in the Company being required to repay the amounts granted or paid by the City and the State.

Net Operating Loss Carryforwards

As of December 31, 2004, we had approximately $159.8 million of U.S. federal tax net operating loss carry-forwards that expire between 2016 and 2024. Approximately $97.5 million of such carry-forwards are subject to the provisions of Internal Revenue Code Section 382. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax assets is more likely than not.

Critical Accounting Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we must make decisions, that impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, current developments and historical experience. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared. Management has discussed the development and selection of these critical accounting estimates with the Board of Directors and the Board of Directors has reviewed this disclosure.

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements in Item 8. Some of these significant accounting policies require us to make difficult, subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made and (ii) different estimates reasonably could have been used or changes in the estimate that are reasonably likely to occur from period to period would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our critical accounting estimates include the following:

Accounts receivable valuation. We value accounts receivable, net of an allowance for doubtful accounts. Each quarter, we estimate our ability to collect outstanding receivables and establish an allowance for doubtful accounts that reflects our best estimate of the amount of probable credit losses in our existing accounts receivable. In doing so, we evaluate the age of our receivables, past collection history, current financial condition of key customers and economic conditions. Based on this evaluation, we establish a reserve for specific accounts receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Our estimate of the allowance for doubtful accounts is a critical accounting estimate because it is highly susceptible to change from period to period. In addition, it requires management to make judgments about the future financial condition of our customers.

Deterioration in the financial condition of any key customer or a significant slowdown in the economy could have a material negative impact on our ability to collect a portion or all of the accounts receivable. We believe that analysis of historical trends and current knowledge of potential collection problems provides us with sufficient information to establish a reasonable estimate of an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger balance of the allowance for uncollectible accounts was appropriate, we would record a credit or charge to selling, general and administrative expense in the period in which we made such a determination.

Customer discounts and allowances. Certain customer discounts and allowances are earned and payable to customers if a specified level of annual sales volume is met. We record such customer discounts and allowances based on the estimated and probable sales volume for the annual period. The amounts are recorded as a reduction of net sales based on the actual customers’ sales volume during the period. If actual annual sales volume differs from management estimates, gross margin and operating income could be affected.

Vendor incentives. Certain vendor incentives are earned only if a specified level of annual purchases is achieved. We record such incentives during the interim periods based on the actual results achieved on a year-to-date basis compared to targets or specified levels of purchases. The amounts are recorded as a reduction of cost of goods sold based on the purchase volume during the interim period. If actual purchase volume differs from management estimates, gross margin and operating income could be affected.

Inventory reserves. We establish reserves for our inventory to reflect those conditions when the cost of the inventory is not expected to be recovered. We review such circumstances when products are not expected to be saleable based on standards established by our quality assurance standards. The reserve for these products is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. We monitor inventory levels on a regular basis and record changes in inventory reserves as part of costs of goods sold.

Income taxes. We account for income taxes in accordance with the asset and liability method under SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and income tax bases of assets and liabilities and tax credit and operating loss carry forwards using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal forecasted sales and pre-tax earnings estimates to make our assessment about the utilization of deferred tax assets. In the event we determine that our future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance will be recorded. If that assessment changes, a charge or a benefit would be recorded in the statement of operations.

Impact of Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently assessing the impact that SFAS No. 151 will have on our results of operations, financial position and cash flows.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“AJCA”) on enterprises’ income tax expense and deferred tax liability. The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.

We have not yet completed our evaluation of the foreign repatriation provisions as part of the AJCA for purposes of applying SFAS No. 109 for each period for which financial statements are impacted. We are currently evaluating the repatriation provision for all of our foreign locations. Management estimates that the maximum amount of unremitted earnings to be repatriated under the AJCA will not exceed $12 million. Since we have not yet completed our evaluation of which foreign jurisdictions may remit earnings under the AJCA, the income tax effects of such repatriation cannot be meaningfully quantified.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes Accounting Principles Board Opinion 25 (“APB 25”). Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. For nonpublic companies, as defined, the effective date of SFAS 123R is the beginning of the first annual reporting period that begins after December 15, 2005, which is the first quarter 2006 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but it also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. We currently expect to adopt SFAS 123R in the first quarter of 2006, but we have not yet determined which of the aforementioned adoption methods we will use. We believe that the best estimate of the effect on our consolidated statement of operations is the pro forma information disclosed in Note 2 to our consolidated financial statements. See Note 15 to our consolidated financial statements for further information on stock-based compensation plans.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with its variable rate debt. The Senior Credit Facility and the Canadian Credit Facility both include a revolving and term credit facility, which bear interest at a variable rate. The interest rate on the Senior Credit Facility is either Eurodollar rate based (1, 2, 3 or 6 months) plus a margin or the bank’s base rate plus a margin, whichever the Company selects. The margin varies from 2.0% to 2.75% on the Eurodollar rate borrowing and from 1.0% to 1.75% on the base rate borrowings depending on the Company’s leverage ratio. The Canadian revolving facility bears interest at the Canadian prime rate plus 0.50% or Canadian bankers acceptance rate plus 1.75%, at the Company’s option, and the term loan bears interest at the Canadian prime rate plus 0.75% or Canadian bankers acceptance rate plus 2.00%, at the Company’s option.

The Senior Credit Facility requires us to hedge a portion of the borrowings. On March 10, 2004 with an effective date of March 31, 2004, we entered into interest rate swap agreements to hedge $180.0 million of Eurodollar rate loans at an average rate of 2.375% plus applicable margin for three years. Also, on June 1, 2004 we entered into an interest rate cap agreement with a total notional amount of $30.0 million under which we receive variable interest rate payments when the three month Eurodollar rate rises above 4.0%. The interest rate cap agreement is in effect through March 31, 2005. At December 31, 2004, the interest rate on borrowings under the term loan was 4.88%, and the interest rate on borrowings under the revolving credit facility was 7.00%.

As of December 31, 2004, the outstanding indebtedness under the Senior Credit Facility was $673.8 million and $114.1 million was available under the Senior Credit Facility. As of December 31, 2004, the outstanding indebtedness under the Canadian Credit facility was CAD $14.7 million (approximately US $12.2 million) and CAD $8.7 million (approximately US $7.2 million) was available under the Canadian Credit Facility. Based upon these amounts, the annual net income would change by approximately $2.9 million for each one-percentage point change in the interest rates applicable to the variable rate debt after giving effect to the interest rate swap agreements. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “predict,” “potential,” “project,” “could,” “will,” “should,” “may,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All statements in this report other than statements of historical fact, including statements regarding our business strategy, future operations, financial position, estimated net sales, projected costs, projected cost savings, projected synergies, prospects, plans and objectives, as well as information concerning industry trends and expected actions of third parties, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Risk Factors” below. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

RISK FACTORS

We operate in a highly competitive environment and may not be able to compete successfully.

The disposable foodservice products industry is extremely competitive and highly fragmented. We compete for foodservice customers based on price, quality, customer service, breadth of product offering and development partnerships. We compete for consumer customers based on price, brand reputation, quality, product differentiation and innovation. We compete for food packaging customers based on price, product breadth, quality, service and filling equipment capabilities. Our competitors include large multinational companies as well as regional manufacturers. Some of our competitors compete across the full line of our products, while others compete with only some of our products. A few of our competitors are integrated in the manufacture of plastic or paper raw materials which reduces their costs for these materials and gives them greater access to these materials in periods of short supply. Increases in productivity, combined with surplus capacity in the industry, have maintained competitive pricing pressures. Our current or potential competitors may offer products at a lower price or products and service that are superior to ours. In addition, our competitors may be more effective and efficient in integrating new technologies. Our products also compete with metal, glass and other packaging materials, as well as plastic packaging materials made through different manufacturing processes. Any of the factors listed above may cause price reductions, reduced gross margins, decreased sales and reduced ability to attract and retain customers. As a result, we may not be able to compete successfully against our competitors.

We may not successfully integrate all aspects of Solo Illinois and SF Holdings.

If we cannot successfully integrate each of SF Holdings’ operations with those of Solo Illinois, we may experience material negative consequences to our business, financial condition or results of operations. The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:

•	demands on management related to the significant increase in the size of the business for which they are responsible;

•	diversion of management’s attention from the management of daily operations to the integration of operations;

•	management of employee relations across both unionized and non-unionized facilities;

•	difficulties in the assimilation of different corporate cultures and practices, as well as in the assimilation and retention of extensive and geographically dispersed operations and personnel; and

•	difficulties and unanticipated expenses related to the integration of departments, information systems and internal controls, accounting systems, technologies, books and records, uniform standards, environmental management systems, and other controls, procedures and policies.

Successful integration of SF Holdings’ operations with those of Solo Illinois will depend on our ability to manage the combined operations, to realize opportunities for revenue growth presented by broader product offerings and expanded geographic coverage and to eliminate redundant and excess costs. If our integration efforts are not completely successful, we may not be able to maintain the levels of revenue, earnings or operating efficiency that Solo Illinois and SF Holdings had achieved or might achieve separately.

We will incur significant costs to achieve and may not be able to realize all the anticipated savings, synergies or revenue enhancements from combining Solo Illinois and SF Holdings.

Even if we are able to integrate successfully the operations of Solo Illinois and SF Holdings, we may not be able to realize all the cost savings, synergies or revenue enhancements that we anticipate from the integration, either in the amount or the time frame that we currently expect, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we currently expect. Our ability to realize anticipated cost savings, synergies and revenue enhancement may be affected by a number of factors, including but not limited to the following:

•	our ability to effectively eliminate duplicative back office overhead and overlapping and redundant selling, general and administrative functions, rationalize manufacturing capacity and shift production to more economical facilities;

•	the ability to utilize anticipated resources on integration and implementation activities over the next four years to achieve the anticipated cost savings;

•	increases in other expenses, operating losses or problems unrelated to the acquisition may offset the cost savings and other synergies from the acquisition or divert resources intended to be used in the integration plan; and

•	our ability to avoid labor disruptions in connection with the integration of Solo Illinois and SF Holdings.

Our significant debt could adversely affect our financial health.

We have a significant amount of debt. As of December 31, 2004, we had total debt of $1,014.5 million, of which $325.0 million consisted of the notes and $686.0 million consisted of borrowings under our credit facilities.

Our high level of debt could have important consequences to our note holders, including the following:

•	requiring that we use a large portion of our cash flow to pay principal and interest on the notes, the credit facilities and our other debt, which will reduce the availability of cash to fund working capital, capital expenditures, research and development and other business activities;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restricting us from making strategic acquisitions or exploiting business opportunities;

•	making it more difficult for us to satisfy our obligations with respect to the notes and our other debt;

•	placing us at a competitive disadvantage relative to competitors that have less debt; and

•	limiting our ability to borrow additional funds, dispose of assets or pay cash dividends.

In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, debt service on our variable-rate debt will rise, which would adversely affect our cash flow. Although our credit facilities require us to employ hedging strategies such that not less than 50% of our total debt carries a fixed rate of interest for a period of three years following the consummation of the transactions, any hedging agreements put in place may not offer complete protection from this risk. Additionally, the remaining portion of the credit facilities is not hedged and, therefore, is subject to changes in interest rates.

We also may be able to incur substantial additional debt in the future. Although the indenture governing the notes and the terms of our credit facilities contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and debt incurred in compliance with these restrictions could be substantial. In addition, we may refinance all or a portion of our debt, including borrowings under our credit facilities, and incur more debt as a result. As of December 31, 2004, our credit facilities permitted additional borrowing of up to $121.3 million (after giving effect to outstanding letters of credit). If we incur new debt, the significant risks described above would intensify.

Further consolidation in the foodservice and retail industries may adversely affect our profitability.

Broadline distributors, mass merchandisers, warehouse clubs and our other customers have consolidated and increased in scale. If, as we expect, this trend continues, our customers will likely seek more favorable terms, including pricing, for their purchases of our products, which will limit our ability to raise prices, including to recoup raw material and other cost increases. Sales on terms less favorable to us than our current terms will have an adverse effect on our profitability.

We could be adversely affected by raw material availability and pricing.

Our principal raw materials include resins, paperboard and bond paper. Periods of short supply for these raw materials may occur. In addition, prices for our raw materials fluctuate. For example, the market index price, as disclosed by Chemical Data, Inc. (“CDI”), for high impact polystyrene resin has fluctuated between $0.380/pound and $0.885/pound over the past five years. When raw material prices decrease, our selling prices have historically decreased. When raw material prices increase, our selling prices have historically also increased, although often with a time lag. The impact of raw material price changes is affected by a number of factors, including the level of inventories at the time of price changes, the specific timing and frequency of price changes and the lead and lag time that generally accompanies the implementation of both raw material price changes and subsequent selling price changes. If raw material prices increase and we are unable to pass the price increases on to our customers, our profitability may be adversely affected. For example, in 2004, the price of plastic resin increased by 57%, resulting in lower gross profits, due to our inability, to date, to fully pass along these price increases to our customers. We have not historically employed hedging strategies to limit our exposure to fluctuations in raw material prices on any meaningful level. To the extent that our supply of raw materials is compromised and adequate alternative sources cannot be found, our profitability also may be adversely affected. In the event raw material prices increase over a period of several months, profit margins may be reduced, which could have a material adverse effect on our business, financial condition or results of operations. We cannot project whether the preferences of our customers for the materials used in our products will change over time and what raw materials will be used in the future.

We are subject to extensive environmental regulation and significant potential environmental liabilities.

Our operations are subject to comprehensive and frequently changing federal, state, foreign and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water, the management of hazardous substances and the disposal of hazardous waste. We are presently, and may in the future be, subject to liability for the investigation and remediation of environmental contamination, including contamination caused by other parties, at properties that we own or operate or that we formerly owned or operated and at other properties where we or our predecessors have arranged for the disposal of hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Any present or future investigations and remedial efforts relating to environmental matters could entail material costs or otherwise result in material liabilities. Any amount of future clean up costs and other environmental liabilities could also be material. We need to conduct our operations in compliance with the environmental permits granted by federal, state and local authorities and there are various risks associated with noncompliance with these permits, including cessation of our operations at the noncompliant facilities and significant fines and penalties.

We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist at our facilities or at third party sites for which we are liable. Enactment of stricter laws or regulations, stricter interpretation of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at our own or third party sites may require us to make additional expenditures, some of which could be material.

Our international operations expose us to risks related to conducting business in multiple jurisdictions outside the United States.

The Company’s international operations consist of operating subsidiaries in five countries as well as international export sales originating both in the U.S and our international subsidiaries. The international scope of our operations may lead to volatile financial results and difficulties in managing our business. The Company generated 16.3% of its net sales outside the United States for the year ended December 31, 2004. We anticipate that international sales may grow as a percentage of net sales. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International sales and operations are subject to a number of risks, including:

•	exchange rate fluctuations and limitations on convertibility;

•	social and political turmoil, official corruption and civil unrest;

•	restrictive governmental actions such as the imposition of trade quotas and restrictions on transfers of funds;

•	changes in non-U.S. labor laws and regulations affecting our ability to hire, retain or dismiss employees;

•	the need to comply with multiple and potentially conflicting laws and regulations;

•	preference for locally branded products, and laws and business practices favoring local competition;

•	less effective protection of intellectual property;

•	difficulties and costs of staffing, managing and accounting for foreign operations; and

•	unfavorable business conditions or economic instability in any particular country or region.

Our exposure to currency exchange rate fluctuations results primarily from the translation exposure associated with the preparation of our consolidated financial statements, as well as from transaction exposure associated with generating revenues and incurring expenses in different currencies. While our consolidated financial statements are reported in U.S. dollars, the financial statements of our subsidiaries outside the United States are measured using the local currency as the functional currency and translated into U.S. dollars by applying an appropriate exchange rate. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the local currencies in which our subsidiaries outside the United States report could cause significant fluctuations in our consolidated results. We record sales and expenses in a variety of currencies. While our expenses with respect to foreign operations are generally denominated in the same currency as the corresponding sales, we have transaction exposure to the extent our receipts and expenditures are not offsetting in any currency. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. In addition, we may lose customers if exchange rate fluctuations, currency devaluation or economic crises increase the local currency price of our products or reduce our customers’ ability to purchase our products. If we are unable to manage the operational challenges associated with our international activities, our business, financial condition or results of operations could be materially and adversely affected.

If we are unable to improve existing products and develop new products, our sales and industry position may suffer.

We believe that our future success will depend, in part, upon our ability to continue making innovations in our existing products and to develop, manufacture and market new products. This will depend, in part, on the success of our research and development and engineering efforts, our ability to expand or modify our manufacturing capacity and the extent to which we convince customers and consumers to accept our new products. If we fail to successfully introduce, market and manufacture new products or product innovations and differentiate our products from those of our competitors, our ability to maintain or expand our net sales and to maintain or enhance our industry position could be adversely affected, which in turn could materially adversely affect our business, financial condition or results of operations.

The loss of the services of our key management and personnel could adversely affect our business.

We believe that our ability to successfully implement our business strategy and to operate profitably depends on the continued employment of some members of our senior management team. If these members of the management team become unable or unwilling to continue in their present positions, our business, financial condition or results of operations could be materially adversely affected. In addition, our continued growth depends on our ability to attract and retain experienced key employees.

We are controlled by the stockholders of Solo Cup Investment Corporation, the interests of which may conflict with the interests of our note holders.

All of our outstanding capital stock is owned by our parent company, Solo Cup Investment Corporation (“SCIC”). Holders of SCC Holding Company LLC’s voting interests control 100% of the outstanding common stock of SCIC, and Vestar Capital Partners (“Vestar”) holds 99.6% of the outstanding convertible participating preferred stock (“CPPS”) of SCIC, with the remaining balance of the CPPS held by members of our management.

The CPPS is currently convertible at any time, at the option of the holders, into 32.7% of the common stock of SCIC. The CPPS is entitled to vote on all matters to be voted upon by holders of common stock, voting together with the holders of common stock as a single class. Holders of a majority of the outstanding shares of CPPS, voting as a separate class, are entitled to elect two individuals to the board of directors of SCIC and the registrant. Upon the occurrence of specified events, including specified events of default, if SCIC substantially underperforms based on financial covenants, including minimum EBITDA targets and maximum leverage ratios, or if SCIC fails to redeem the CPPS or other equity securities issued pursuant thereto held by Vestar and certain transferees on or prior to the seventh anniversary of the issue date of the CPPS, holders of the securities subject to redemption would be entitled to elect persons constituting a majority of the board of directors of SCIC. If Vestar acquires control of SCIC, the indenture provision regarding a change of control would not be triggered; therefore, the Company would not be obligated to offer to repurchase the notes under those circumstances.

The interests of SCC Holding Company LLC and the holders of SCIC’s CPPS, including Vestar, could conflict with the interests of our note holders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of these indirect equity holders of ours might conflict with the interests of a note holder. SCIC’s stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though the transactions might involve risks to a holder of the notes. In addition, SCC Holding Company LLC or its affiliates and Vestar or its affiliates may in the future own businesses that directly compete with ours. While we are subject to certain provisions of the Sarbanes-Oxley Act of 2002, these provisions do not require us to have independent directors. There are no plans at this time to appoint any independent directors to the registrant’s board of directors.

The loss of one or more of our principal customers could have a material adverse effect on our business, financial condition or results of operations.

We have a number of large customers which account for a significant portion of our net sales. For the year ended December 31, 2004, our five largest customers represented approximately 26% of net sales, with no one customer accounting for more than 6.0% of net sales. The loss of one or more of our large customers could have a material adverse effect on our business, financial condition or results of operations. In line with industry practice, we generally do not have long-term sales agreements with customers.

Prolonged work stoppages at plants with union employees could adversely affect our results and jeopardize our business and financial position.

As of December 31, 2004, 18% of our employees were covered by one or more collective bargaining agreements. This percentage may increase in the future. These collective bargaining agreements have staggered expirations over the next five years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, upon the expiration of existing collective bargaining agreements, new agreements may not be reached without union action and any new agreements may not be on terms satisfactory to us.

We may make other acquisitions and consequently face integration, management diversion and other risks.

We may pursue additional acquisitions in the future. Any future acquisitions could be of significant size and may involve either domestic or international parties. To acquire and integrate a separate organization would divert management attention from other business activities. This diversion, together with other difficulties we may encounter in integrating an acquired business, could have a material adverse effect on our business, financial condition or results of operations. Moreover, we may not realize any of the anticipated benefits of an acquisition and integration costs may exceed anticipated amounts. In connection with future acquisitions, we may also assume the liabilities of the businesses we acquire. These liabilities could materially and adversely affect our business and financial condition.

We may not be able to adequately protect our intellectual property and other proprietary rights.

We rely on a combination of contractual provisions, confidentiality procedures and agreements, and patent, trademark, copyright, unfair competition, trade secrecy and other intellectual property laws to protect our intellectual property and other proprietary rights. Such measures may not provide adequate protection and may not prevent our competitors from gaining access to our intellectual property and proprietary information or independently developing technologies that are substantially equivalent or superior to our technology, which could harm our competitive position and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, we cannot assure you that any pending patent application or trademark application held by us will result in an issued patent or registered trademark, or that any issued or registered patents or trademarks will not be challenged, invalidated, circumvented or rendered unenforceable.

Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products infringe their intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on our business, financial condition or results of operation. Any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property and proprietary rights, could subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling products and require us to redesign or, in the case of trademark claims, rename our products, any of which could have a material adverse effect on our business, financial condition or results of operations.

Item 8. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solo Cup Company:

We have audited the accompanying consolidated balance sheets of Solo Cup Company and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solo Cup Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Chicago, Illinois

March 11, 2005

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$15,855	$3,269
Cash in escrow	15,000	10,003
Accounts receivable:
Trade, less allowance for doubtful accounts of $6,295 and $3,900	222,546	88,393
Other	26,954	5,917
Inventories	352,377	99,719
Spare parts	31,556	7,864
Deferred income taxes	52,594	895
Prepaid expenses	12,222	4,865
Other current assets	3,433	86

Total current assets	732,537	221,011
Property, plant and equipment, net	828,750	299,284
Spare parts	11,067	—
Goodwill and intangible assets	277,280	95,390
Restricted cash	1,905	2,139
Deferred financing fees, net	29,619	923
Other assets	22,628	10,863

Total assets	$1,903,786	$629,610

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$150,483	$64,140
Accrued payroll and related costs	68,391	15,202
Accrued customer allowances	30,868	10,304
Accrued expenses and other current liabilities	62,496	18,545
Short-term debt	3,603	44,182
Current maturities of long-term debt	9,778	5,916
Income taxes payable	5,419	—

Total current liabilities	331,038	158,289
Long-term debt, less current maturities	1,004,747	202,878
Deferred income taxes	58,430	1,605
Pensions and other postretirement benefits	76,275	12,460
Other liabilities	5,073	1,656

Total liabilities	1,475,563	376,888
Minority interest	1,073	2,060
Shareholders’ equity:
Common Stock of Solo Delaware - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2004	—	—
Class A Common Stock of Solo Illinois - Par value $0.01 per share; 10,367,626 shares authorized, issued and outstanding at December 31, 2003	—	103
Class B Common Stock of Solo Illinois - Par value $0.01 per share; 57,474 shares authorized, issued and outstanding at December 31, 2003	—	1
Additional paid-in capital	259,080	24,965
Retained earnings	161,481	225,244
Accumulated other comprehensive income	6,589	349

Total shareholders’ equity	427,150	250,662

Total liabilities and shareholders’ equity	$1,903,786	$629,610

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2004	2003	2002

Net sales	$2,116,437	$879,693	$836,610
Cost of goods sold	1,813,260	768,666	710,527

Gross profit	303,177	111,027	126,083
Selling, general, and administrative expenses	233,617	100,701	102,073
Contract dispute resolution	25,389	—	—
Gain on sale of property, plant and equipment	(7,584)	(1,616)	(4,272)

Operating income	51,755	11,942	28,282
Interest expense, net of interest income of $247, $2,040 and $2,547	55,490	14,419	12,155
Prepayment penalties	30,690	—	2,997
Loss on debt extinguishment	916	—	—
Foreign currency exchange gain, net	(3,224)	(2,760)	(4,470)
Other (income) expense, net	489	(309)	(68)

Income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle	(32,606)	592	17,668
Income tax provision	17,112	3,175	796
Minority interest	214	129	(325)

Income (loss) before cumulative effect of a change in accounting principle	(49,932)	(2,712)	17,197
Cumulative effect of a change in accounting principle	—	—	216

Net income (loss)	$(49,932)	$(2,712)	$16,981

Other comprehensive income (loss):
Net income (loss)	$(49,932)	$(2,712)	$16,981
Unrealized investment gain, net of tax of $302	435	—	—
Unrealized gain on cash flow hedge, net of tax of $1,599	2,552	—	—
Minimum pension liability, net of tax benefit of $2,182, $31 and $1,156	(3,843)	(96)	(2,672)
Foreign currency translation adjustment	7,096	4,210	1,310

Comprehensive income (loss)	$(43,692)	$1,402	$15,619

See accompanying notes to consolidated financial statements

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
			(In thousands, except share amounts)
Balance at December 31, 2001	—	$—	10,177,126	$101	57,474	$1	$24,967	$229,396	$(2,403)	$252,062

Net income	—	—	—	—	—	—	—	16,981	—	16,981
Dividends declared	—	—	—	—	—	—	—	(9,210)	—	(9,210)
Purchase of common stock	—	—	(5,524,500)	(55)	—	—	(115,959)	—	—	(116,014)
Issuance of common stock	—	—	5,715,000	57	—	—	115,957	—	—	116,014
Minimum pension liability, net of tax of $(1,156)	—	—	—	—	—	—	—	—	(2,672)	(2,672)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,310	1,310

Balance at December 31, 2002	—	—	10,367,626	103	57,474	1	24,965	237,167	(3,765)	258,471

Net loss	—	—	—	—	—	—	—	(2,712)	—	(2,712)
Dividends declared	—	—	—	—	—	—	—	(9,211)	—	(9,211)
Minimum pension liability, net of tax of $(31)	—	—	—	—	—	—	—	—	(96)	(96)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	4,210	4,210

Balance at December 31, 2003	—	—	10,367,626	103	57,474	1	24,965	225,244	349	250,662

Net loss	—	—	—	—	—	—	—	(49,932)	—	(49,932)
Dividends declared	—	—	—	—	—	—	—	(13,831)	—	(13,831)
Retirement of common stock – Solo Illinois	—	—	(10,367,626)	(103)	(57,474)	(1)	(24,965)	—	—	(25,069)
Issuance of common stock – Solo Delaware	100	—	—	—	—	—	254,696	—	—	254,696
Contributed capital from parent	—	—	—	—	—	—	4,121	—	—	4,121
Compensation expense on CPUs	—	—	—	—	—	—	263	—	—	263
Minimum pension liability, net of tax of $(2,182)	—	—	—	—	—	—	—	—	(3,843)	(3,843)
Unrealized investment gain, net of tax of $302	—	—	—	—	—	—	—	—	435	435
Unrealized gain on cash flow hedge, net of tax of $1,599	—	—	—	—	—	—	—	—	2,552	2,552
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	7,096	7,096

Balance at December 31, 2004	100	$—	—	$—	—	$—	$259,080	$161,481	$6,589	$427,150

See accompanying notes to consolidated financial statements

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(49,932)	$(2,712)	$16,981
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	93,697	41,734	38,105
Deferred finance fee amortization	3,538	—	—
Gain on sale of property, plant and equipment	(7,584)	(1,616)	(4,272)
Loss on debt extinguishment	916	—	—
Minority interest	214	129	(103)
Deferred income taxes	12,240	1,542	237
Foreign currency (gain) loss	(3,224)	(2,760)	637
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(21,386)	7,661	(15,043)
Inventories	(35,756)	2,749	4,574
Prepaid expenses and other current assets	(4,011)	3,632	(550)
Other assets	(7,392)	—	—
Accounts payable	(36,060)	(21,186)	22,341
Accrued expenses and other current liabilities	34,119	2,444	5,127
Other liabilities	(1,580)	(1,446)	(3,716)
Other, net	(1,568)	(558)	7,022

Net cash (used in) provided by operating activities	(23,769)	29,613	71,340

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for business acquisitions, net of cash acquired	(868,279)	(5,039)	(142)
Increase in cash in escrow	(4,997)	(10,003)	—
Purchase of property, plant and equipment	(42,238)	(34,671)	(47,868)
Proceeds from sale of property, plant and equipment	8,943	5,049	18,400

Net cash used in investing activities	(906,571)	(44,664)	(29,610)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	16,710	13,000	—
Net (repayments) borrowings under the Securitization Facility	(22,800)	2,800	8,000
Borrowings under the term notes	661,214	—	—
Borrowings under the 8.5% Senior Subordinated Notes	325,000	—	—
Proceeds from sale of common stock	229,627	—	—
Contribution of capital from parent	838	—	—
Repayments of the Senior Notes	(160,000)	—	(30,000)
Repayments of the 3.67% Yen-denominated Senior Notes	(44,828)	—	—
Repayments of the interest rate swap	(1,656)	—	—
Repayments of the term notes	(4,875)	—	—
Repayments of other debt	(5,542)	(2,786)	(2,695)
Debt issuance costs	(33,157)	—	—
Decrease (increase) in restricted cash	234	(239)	—
Dividends paid	(16,097)	(9,145)	(6,942)

Net cash provided by (used in) financing activities	944,668	3,630	(31,637)

Effect of exchange rate changes on cash	(1,742)	2,063	160

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,586	(9,358)	10,253
CASH AND CASH EQUIVALENTS, beginning of year	3,269	12,627	2,374

CASH AND CASH EQUIVALENTS, end of year	$15,855	$3,269	$12,627

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of amounts capitalized	$38,717	$13,286	$15,150
Income taxes paid	2,524	1,044	1,554

See accompanying notes to consolidated financial statements

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature, Formation and Organization of Business

Solo Cup Company (“Solo Delaware” or the “Company”) was incorporated in Delaware in January 2004 to be the holding company for Solo Cup Company, an Illinois corporation (“Solo Illinois”) and its subsidiaries, and for SF Holdings Group, Inc., a Delaware corporation, and its subsidiaries (“SF Holdings”), which include Sweetheart Cup Company Inc. (“Sweetheart”). Solo Delaware is a holding company, the material assets of which are 100% of the capital stock of Solo Illinois and 100% of the capital stock of SF Holdings. Solo Delaware is a wholly owned subsidiary of Solo Cup Investment Corporation, a Delaware corporation (“SCIC”). SCC Holding Company LLC, a Delaware limited liability company (“SCC Holding”) and Vestar Capital Partners (“Vestar”) own 67.2% and 32.7% of SCIC, respectively. Company management holds the remaining 0.1% of SCIC.

Solo Cup Company traces its origins to a predecessor company, Solo Illinois, established in 1936. Sweetheart’s operating history dates from the founding of a predecessor company in 1911.

Effective February 22, 2004, Solo Illinois became a wholly owned subsidiary of Solo Delaware. The consolidated financial statements presented herein as of December 31, 2003 and for all prior periods present the financial position and results of operations of Solo Illinois, which are the same operations as those of the Company under a different capital structure.

On February 27, 2004, with an effective date of February 22, 2004, the Company acquired 100.0% of the outstanding capital stock of SF Holdings (the “SF Holdings Acquisition”). For the year ended December 31, 2004, the consolidated financial position and results of operations for the Company include the accounts of SF Holdings for the period from February 22, 2004 to January 2, 2005.

Prior to these transactions, the Company had no operations other than in connection with its formation and the authorization of these transactions.

Solo Cup Company is a leading global producer and marketer of disposable foodservice products and has served the industry for over 60 years. The Company manufactures one of the broadest product lines of cups, lids, food containers, plates, bowls, straws, cutlery, napkins and tablecovers in the industry, with a majority of its products available in plastic, paper and foam. The Company operates manufacturing facilities, distribution centers and warehouses in North America, Japan, the United Kingdom and Panama, and sells its products worldwide.

(2)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of Solo Cup Company and its subsidiaries. All of Solo Cup Company’s subsidiaries are wholly owned except Sanyo Pax Operations Company, Ltd. (“Sanyo Pax”) and its wholly owned subsidiary, which are majority-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Assets and liabilities of foreign subsidiaries are translated at current exchange rates with the related translation adjustments reported in shareholders’ equity as a component of accumulated other comprehensive income (loss). Income and expense accounts and cash flows are translated at the average exchange rate during the period. Non-monetary assets and liabilities are translated at historical exchange rates. Resulting translation gains and losses are recorded in comprehensive income (loss). Gains or losses resulting from foreign currency transactions are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on previously reported net income (loss).

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)	Cash and Cash Equivalents

Cash equivalents consist of highly liquid securities with original maturities of thirty days or less. The Company has entered into an agreement with and received grants from the State of Illinois relating to the development of certain properties and training personnel. The grants received are restricted from withdrawal or usage for any purpose other than that stated in the agreement. Restricted cash related to grants was $1.9 million and $2.1 million at December 31, 2004 and 2003, respectively.

(c)	Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and discounts and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on a specific analysis of collectibility and historical write-off experience. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote.

(d)	Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

(e)	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation on property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Amortization of assets held under capital leases is included within depreciation expense. Buildings are depreciated over 30 to 50 years, depending upon the construction of the building. Leasehold improvements are amortized over the lives of the corresponding leases. Machinery and equipment are depreciated over three to 10 years. The estimated useful life for building and improvements and machinery and equipment under capital leases is the lesser of the lease term or estimated asset useful life. Costs for repairs and maintenance are expensed as incurred. Gains and losses on the sales of property, plant and equipment are recorded as a component of operating income.

The Company capitalizes interest costs, when appropriate, as a component of construction in progress.

(f)	Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with limited lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company completed its annual impairment evaluation in the fourth quarter of 2004, 2003 and 2002, which indicated that goodwill and intangible assets were not impaired.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Company performed an assessment of whether there was an indication that goodwill and intangible assets were impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company was required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The second step was required for one reporting unit. In this step, the Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption of SFAS No. 142. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. The implied fair value of goodwill for one reporting unit did not exceed its carrying amount and the Company was required to recognize an impairment loss of $216,000 in 2002. This loss is included as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2002.

(g)	Deferred Financing Fees

Deferred financing fees include costs incurred to obtain financing from lenders. Debt issuance costs are capitalized as deferred financing fees and amortized using the effective interest method over the term of the related debt. Amortization of deferred financing fees in 2004 was $3.5 million.

(h)	Preproduction Design and Development Costs

Design and development costs for products to be sold under long-term supply arrangements are expensed as incurred, with the exception of costs for molds, dies, and other tools that the Company will own or have non-cancelable rights to use in producing the products under long-term supply arrangements. These costs are capitalized and depreciated as equipment.

(i)	Impairment of Long-lived Assets

Long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet or disclosed in the notes to the consolidated financial statements and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated (Note 3). The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the Consolidated Balance Sheets.

(j)	Deferred Rent

Certain of the Company’s operating leases provide for scheduled changes in base rentals over their terms. For these leases, the Company recognizes the total rental amounts due over the lease terms on a straight-line basis and, accordingly, has established corresponding deferred rent liabilities for the differences between the amounts recognized as expense and the amounts

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

paid. As of December 31, 2004 and 2003, deferred rent of $4.2 million and $0.5 million, respectively, is included in other liabilities and other current liabilities, respectively, on the Company’s Consolidated Balance Sheets.

(k)	Income Taxes

Prior to January 1, 2004, Solo Illinois’ U.S. earnings were subject to taxation under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, the related Federal income taxes were the responsibility of Solo Illinois’ shareholders. However, Solo Illinois was responsible for payment of certain state and foreign income taxes. As of January 1, 2004, Solo Illinois elected to be treated as a Subchapter C corporation, which is subject to U.S. federal and state income taxes.

The Company accounts for income taxes in accordance with the asset and liability method under SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and income tax bases of assets and liabilities and tax credit and operating loss carryforwards. These items are recorded using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(l)	Derivative Instruments and Hedging Activities

The Company records all derivative instruments on the consolidated balance sheet at their respective fair values.

The Company uses interest rate derivative contracts (swaps or caps) to manage exposure relating to its outstanding debt. At inception of the derivative contract, the Company designates the derivative as a cash flow hedge or a fair value hedge and assesses whether or not the derivative contract qualifies as a highly effective hedge of the underlying hedged item. Changes in the fair value of derivative contracts are recorded in earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is effective as a hedge and on the type of hedging transaction.

Derivatives are classified in the Consolidated Balance Sheets in other assets or other liabilities, as applicable, and are classified as short-term or long-term based on the scheduled maturity of the instrument.

(m)	Financial Instruments

Financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, derivative financial instruments, and debt, including obligations under capital leases. The carrying values of financial instruments other than debt approximate their fair values at December 31, 2004 and 2003, due to their short-term maturities.

The fair value of the Company’s floating rate debt at December 31, 2004 and 2003 approximated its carrying value due to the Company’s ability to borrow at comparable rates in the open market. The Company’s fixed rate debt had a carrying value of $325.0 million and an estimated fair value of $334.8 million at the end of 2004. At the end of 2003, the Company’s fixed rate debt had a carrying value of $204.8 million and an estimated fair value of $202.0 million. The fair value of the fixed rate debt was determined based on estimates from financial institutions for instruments with similar characteristics.

See information regarding the fair value of derivative financial instruments at Note 10.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(n)	Revenue Recognition

The Company recognizes all of its revenue through the sale of manufactured products and records sales when the sales price is fixed or determinable, products are shipped, title and risk of loss has passed to the customer, and collection is reasonably assured.

The Company records certain expenses that relate to promotional programs and incentive cash rebates as a reduction of sales.

(o)	Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $1.0 million, $1.2 million and $1.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Advertising costs amounted to $8.0 million, $1.4 million and $1.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(p)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the period. Financial statement elements subject to significant estimation include: the realizable value of accounts receivable, inventories, and deferred tax assets; the carrying value of property, plant, and equipment, goodwill, and intangible and other assets; the measurement of assets and obligations related to employee benefit plans; the determination of the fair value of derivative instruments and debt; and provisions for discounts and rebates provided to customers. Actual results may differ from those estimates.

(q)	Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the underlying stock and the exercise price of options to purchase that stock. The compensation expense is amortized on a straight-line basis over the vesting period of the options. For performance-based options, compensation expense is recognized periodically based on changes in the fair value of the stock relative to the exercise price of the option, the ratable vesting schedule, and management’s estimate regarding the Company’s ability to meet the performance criteria.

The following table illustrates the effect on net income (loss) assuming the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all awards of common stock options (in thousands):

For the year ended December 31, 2004
Net loss, as reported	$(49,932)
Add: Total stock-based employee compensation expense included in net loss, net of related tax effects	162
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,977)

Pro forma net loss	$(51,747)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	3.8%	Expected dividend yield	—
Stock volatility	—	Weighted-average fair value of options granted	$11.08
Expected life in years	7

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes Accounting Principles Board Opinion 25 (“APB 25”). Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. For nonpublic companies, as defined, the effective date of SFAS 123R is the beginning of the first annual reporting period that begins after December 15, 2005, which is the first quarter 2006 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. The Company currently expects to adopt SFAS 123R in the first quarter of 2006, but has not yet determined which of the aforementioned adoption methods it will use. See Note 15 for further information on stock-based compensation plans.

(r)	Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on its results of operations, financial position and cash flows.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“AJCA”) on enterprises’ income tax expense and deferred tax liability. AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has not yet completed its evaluation of the foreign repatriation provisions as part of the AJCA for purposes of applying SFAS No. 109 for each period for which financial statements are impacted. The Company is currently evaluating the repatriation provision for all of its foreign locations. The Company estimates that the maximum amount of unremitted earnings to be repatriated under the AJCA will not exceed $12 million. Since the Company has not yet completed its evaluation of which foreign jurisdictions may remit earnings under the AJCA, the income tax effects of such repatriation cannot be meaningfully quantified.

(3)	Acquisitions

On February 27, 2004, with an effective date of February 22, 2004, the Company consummated the purchase of 100.0% of the issued and outstanding capital stock of SF Holdings (the “SF Holdings Acquisition”). SF Holdings and its subsidiaries are one of the largest converters and marketers of plastic and paper disposable foodservice and food packaging products in North America. The results of operations of SF Holdings from February 22, 2004 to January 2, 2005 are included in the consolidated financial statements of the Company.

The aggregate purchase price was $917.2 million of which $15.0 million is being held in an escrow account pending the final working capital adjustment and resolution of claims for indemnification. As of December 31, 2003, $5.2 million of deferred acquisition costs were included in other assets in the Company’s Consolidated Balance Sheets. The $15.0 million held in escrow is not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved. The consideration was applied to the purchase of all common stock and common stock equivalents of SF Holdings, as well as the repayment of all outstanding debt of SF Holdings and the repurchase and cancellation of its preferred stock. In addition, the Company purchased from a lessor certain leased manufacturing equipment and other assets that SF Holdings uses in its operations for an aggregate purchase price of $209.1 million, plus $8.0 million of accrued rent on the leases and the payment of documentation expenses. These amounts are included in the $917.2 million of aggregate consideration paid.

The funding of the SF Holdings Acquisition was made through bank financing, bonds and private investment. The SF Holdings Acquisition resulted in goodwill of $142.0 million that is not tax deductible and $45.0 million of acquired intangible assets with a weighted average useful life of approximately five years. These intangible assets consisted of trademarks and trade names of $22.2 million with an estimated useful life of five years, Trophy® manufacturing technology valued at $21.1 million with an estimated useful life of five years, and $1.7 million of other intangible assets previously established by the acquired company with an estimated useful life of three years.

The following are the amounts assigned to the acquired assets and liabilities (in millions):

Purchase price	$917.2
Less cash in escrow	(15.0)

Adjusted purchase price	$902.2

Cash	$34.2
Accounts receivable	131.2
Inventories	213.7
Other current assets	52.3
Property, plant and equipment	569.0
Intangible assets	45.0
Other long-term assets	16.4

Total assets	$1,061.8

Current liabilities	$203.8
Other long-term liabilities	97.8
Total liabilities	$301.6

Excess of purchase price over assets and liabilities acquired	$142.0

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The finalization of the purchase price is primarily pending adjustments to working capital and resolution of claims for indemnification.

The following are the pro forma results assuming that the acquisition had occurred as of January 1, 2003 (in thousands):

	For the year ended December 31,
	2004	2003
Net sales	$2,283,959	$2,188,830

Net income (loss)	$(8,673)	$12,295

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

The pro forma effects of these two acquisitions are not significant.

In the third quarter of 2004, management committed to a plan to sell the property for a plant closed in connection with the integration of SF Holdings. The net book value of approximately $1.9 million is classified in other current assets in the Company’s Consolidated Balance Sheet as of December 31, 2004.

(4)	Inventories

Inventories at December 31, 2004 and 2003, consist of the following (in thousands):

	December 31, 2004	December 31, 2003
Finished goods	$259,919	$70,249
Work in process	13,569	5,189
Raw materials and supplies	78,889	24,281

Total inventories	$352,377	$99,719

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Property, Plant and Equipment

Property, plant and equipment at December 31, 2004 and 2003 consists of the following (in thousands):

	December 31, 2004	December 31, 2003
Land	$54,152	$22,350
Buildings and improvements	319,531	95,631
Machinery and equipment	887,875	528,221
Construction in progress	21,394	23,865

Total property, plant and equipment	1,282,952	670,067
Less-accumulated depreciation	(454,202)	(370,783)

Property, plant and equipment, net	$828,750	$299,284

Depreciation of property, plant and equipment for the years ended December 31, 2004, 2003 and 2002 was $85.8 million, $41.7 million and $38.1 million, respectively. The Company capitalized $691,000, $293,000 and $943,000 of interest related to construction in progress for the years ended December 31, 2004, 2003 and 2002, respectively.

(6)	Goodwill and Intangible Assets

The changes in the carrying value of goodwill by business segment were as follows (in thousands):

	North America	Europe	Asia- Pacific	Total
Balance at December 31, 2002	$56,298	$34,580	$195	$91,073
Translation adjustment	—	3,782	21	3,803

Balance at December 31, 2003	56,298	38,362	216	94,876
Acquisition of SF Holdings (Note 3)	141,992	—	—	141,992
Purchase of Global Cup minority interest (Note 3)	350	—	—	350
Translation adjustment	(255)	2,795	10	2,550

Balance at December 31, 2004	$198,385	$41,157	$226	$239,768

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are changes in the carrying value of intangible assets by business segment (in thousands):

	North America	Asia- Pacific	Total
Balance at December 31, 2002	$—	$334	$334
Translation adjustment	—	180	180

Balance at December 31, 2003	—	514	514
Acquisition of SF Holdings (Note 3)	45,019	—	45,019
Additions	41	—	41
Amortization	(7,846)	—	(7,846)
Sales	—	(239)	(239)
Translation adjustment	—	23	23

Balance at December 31, 2004	$37,214	$298	$37,512

Pension plan intangibles of $747,000 and $105,000 are included in other assets in the consolidated balance sheets at December 31, 2004 and 2003, respectively (Note 11).

The intangible assets included in the Asia-Pacific business segment represent non-amortizable intangible assets. For intangible assets included in the North America business segment, the estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows (in millions):

2005	$9.2
2006	9.0
2007	8.7
2008	8.7
2009	1.5

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Income Taxes

The Company’s deferred tax assets and liabilities as of December 31, 2004 and December 31, 2003 are as follows (in thousands):

	December 31, 2004	December 31, 2003
Deferred tax assets:
Net operating loss and other carry-forwards	$72,814	$1,073
Pensions and other postretirement benefits	30,835	1,361
Inventory	10,116	—
Employee benefit accruals	15,600	1,445
Accounts receivable allowances	15,220	—
Contract dispute resolution	5,437	—
Sales reserves	2,629	—
Other accruals	7,173	251

Gross deferred tax assets	159,824	4,130
Valuation allowance	(8,570)	(427)

Net deferred tax assets	151,254	3,703

Deferred tax liabilities:
Property, plant and equipment	125,397	4,413
Intangible assets	26,727	—
Unrealized gains	4,966	—

Gross deferred tax liabilities	157,090	4,413

Net deferred tax liabilities	$(5,836)	$(710)

As of January 1, 2004, Solo Illinois revoked its subchapter S status and became a subchapter C Corporation subject to United States federal and state income tax at the corporate level. Consequently, the Company, pursuant to generally accepted accounting principles in the United States, recorded a one-time, $28.3 million non-cash tax expense to establish a $28.3 million net deferred income tax liability for the future tax consequences attributable to differences between the financial statement and income tax bases of Solo Illinois’ assets and liabilities as of January 1, 2004.

As of December 31, 2004, the Company had approximately $159.8 million of U.S. federal tax net operating loss carry-forwards that expire between 2016 and 2024 of which $97.5 million of such carry-forwards are subject to the provisions of Internal Revenue Code Section 382. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax assets is more likely than not.

The Company establishes a valuation allowance for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company had a valuation allowance of $8.6 million and $0.4 million as of December 31, 2004 and 2003, respectively, as it is more likely than not that a capital loss carry-forward, certain foreign net operating loss carry-forwards, and other deferred tax assets will not be fully utilized. In 2004, a valuation allowance of $8.3 million was established related to certain deferred tax assets in connection with the SF Holdings Acquisition.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sources of income (loss) before income taxes, minority interest, and the cumulative effect of a change in accounting principle and the components of income tax expense for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	For the year ended December 31,
	2004	2003	2002
Income (loss) before income taxes, minority interest, and the cumulative effect of a change in accounting principle:
Domestic	$(47,877)	$(8,414)	$14,212
Foreign	15,271	9,006	3,456

	$(32,606)	$592	$17,668

Income tax expense:
Current:
Domestic	$—	$—	$—
Foreign	4,872	1,869	486

Total current	$4,872	$1,869	$486
Deferred:
Domestic	$10,193	$—	$—
State	700	—	—
Foreign	1,347	1,306	310

Total deferred	$12,240	$1,306	$310

Total income tax expense	$17,112	$3,175	$796

Prior to January 1, 2004, Solo Illinois was subject to taxation under the provisions of subchapter S of the Internal Revenue Code in the United States and, as a result, the federal and certain state income tax liabilities of the Company were the responsibility of its shareholders. Therefore, income tax expense recognized in the consolidated financial statements for the year ended December 31, 2003 and all prior years relates primarily to foreign operations.

No provision has been made for future income taxes on the undistributed earnings of certain foreign subsidiaries, as they are considered indefinitely reinvested in these operations. As of December 31, 2004, such aggregated earnings were $38.9 million.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles the expected Federal statutory income tax expense with the Company’s actual tax expense (in thousands):

	For the year ended December 31,
	2004	2003	2002
Income tax expense (benefit) at U.S. statutory rate	$(11,412)	$208	$6,184
Effect of change to C-Corporation	28,329	—	—
Effect of U.S. S-Corporation election	—	2,945	(4,975)
Foreign rate differential	1,654	333	72
State taxes, net of federal benefit	(1,455)	—	—
Change in valuation allowance	(393)	(311)	(485)
Other	389	—	—

Income tax expense	$17,112	$3,175	$796

(8)	Debt

A summary of short-term debt at December 31, 2004 and 2003 is as follows (in thousands):

	December 31, 2004	December 31, 2003
Securitization facility	$—	$22,800
Yen-denominated short-term bank borrowings	3,603	8,382
364-day revolving credit agreement	—	13,000

Total short-term debt	$3,603	$44,182

The Company had 370 million yen ($3.6 million) and 900 million yen ($8.4 million) of short-term (90 day) borrowings with Japanese banks under uncommitted facilities at December 31, 2004 and 2003, respectively. These short-term borrowings have various termination dates and have no restrictive covenants. The interest rate on these borrowings ranges between 0.80% and 0.82% as of December 31, 2004.

On May 31, 2002, the Company entered into a 364-day revolving credit agreement with four banks under which it could borrow up to $50.0 million for general working capital purposes, repayment of the existing bank debt and permitted acquisitions, replacing the expiring credit agreement. Under the agreement, the Company was required to meet certain restrictive financial covenants, including a fixed charge coverage ratio, a leverage ratio, and a minimum level of consolidated tangible net worth. The interest rate for the outstanding balance under the credit agreement was determined on a monthly basis. Interest rates were based upon the London Interbank Offered Rate (“LIBOR”), plus a margin rate or on the prime rate plus a margin, whichever the Company selected. The applicable margin rate ranged from (0.25)% to 1.50%, depending on the Company’s leverage ratio at the time. The facility fee was determined on a quarterly basis dependent upon the Company’s leverage ratio at the time. The Company had the option to reduce the unused commitment amount by an aggregate amount of at least $5.0 million or any larger integral multiple of $1.0 million. At December 31, 2003, the outstanding balance under the credit agreement was $13.0 million.

On June 26, 2000, the Company entered into a short-term (364-day) $40.0 million securitization facility with a third-party bank conduit entity which was collateralized by trade accounts receivable. The Company accounted for the transfer of trade accounts receivable as a secured borrowing as the transfer of financial assets did not meet the criteria for a sale. At December 31, 2003, $22.8 million was outstanding under the facility. The interest rate on the borrowings was based on a spread over 30-day dealer-placed commercial paper and ranged from 1.58% to 2.18% during the year ended

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003. The Company paid a commitment fee on the unused portion of the facility. Amounts paid related to the facility are included in interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

A summary of long-term debt at December 31, 2004 and 2003 is as follows (in thousands):

	December 31, 2004	December 31, 2003
Senior Credit Facility - Term Loan	$645,125	$—
Senior Credit Facility - Revolver	28,700
8.5% Senior Subordinated Notes	325,000	—
Canadian Credit Facility - Term Loan	11,214	—
Canadian Credit Facility - Revolver	1,010
7.08% Senior Notes	—	160,000
3.67% Yen-denominated Senior Notes	—	44,828
Capital lease obligations (Note 9)	3,476	3,966

Total debt	1,014,525	208,794

Less – current maturities of long-term debt	9,778	5,916

Total long-term debt	$1,004,747	$202,878

Scheduled maturities of long-term debt, excluding capital lease obligations, at December 31, 2004 are as follows (in thousands):

2005	$9,113
2006	21,978
2007	33,008
2008	43,750
2009	50,000
Thereafter	853,200

$1,011,049

Canadian Credit Facility

On September 24, 2004, Lily Cups Inc. (now known as Solo Cup Canada Inc.), a Canadian subsidiary of the Company, entered into a credit agreement (“Canadian Credit Facility”) which provides for a term loan and a revolving credit facility with a maximum credit borrowing of CAD $30.0 million (approximately US $23.8 million) subject to borrowing base limitations and satisfaction of other conditions of borrowing. The term borrowings have 11 mandatory quarterly repayments of CAD $0.482 million every January 1, April 1, July 1 and October 1 beginning January 1, 2005, with a final payment of CAD $8.2 million due September 24, 2007. Both the revolving credit and term loan borrowings have a final maturity date of September 24, 2007. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily Cups Inc. Borrowings under the revolving credit facility bear interest at Canadian prime rate plus 0.50% or Canadian bankers acceptance rate plus 1.75%, at the Company’s option. Term loan borrowings bear interest at Canadian prime rate plus 0.75% or Canadian bankers acceptance rate plus 2.00%, at the Company’s option. As of December 31, 2004, borrowings under the revolving credit facility and the term loan carried effective interest rates of 4.31% and 4.56%, respectively. The balance of the revolving facility and term loan were CAD $1.2 million (approximately US $1.0 million) and CAD $13.5 million (approximately US $11.2 million) as of December 31, 2004, respectively. As of December 31, 2004, CAD $8.7 million (approximately US $7.2 million) was available under the revolving credit facility and the term loan balance was CAD $13.5 million (approximately US $11.2 million).

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Credit Facility

On February 27, 2004, the Company entered into credit facilities (the “Senior Credit Facility”) comprised of a $150.0 million revolving credit facility maturing in 2010 and a $650.0 million term loan facility maturing in 2011. The revolver is principally used for working capital purposes, and the term loan was used to finance the acquisition and related transactions. For purposes of calculating interest, loans under the credit facility are designated as Eurodollar rate loans or, in certain circumstances, base rate loans. Eurodollar rate loans bear interest at the British Bankers Association Interest Settlement Rate for deposits in dollars plus a borrowing margin as described below. Interest on Eurodollar rate loans is payable at the end of the applicable interest period of one, two, three or six months, but not less frequently than quarterly. Base rate loans bear interest at (a) the greater of (i) the rate most recently announced by Bank of America as its “prime rate” or (ii) the Federal Funds Rate plus ½ of 1% per annum, plus (b) a borrowing margin as described below. The margin varies from 2.0% to 2.75% on Eurodollar rate loans and from 1.0% to 1.75% on base rate loans, depending on the Company’s leverage ratio. As of December 31, 2004, the weighted average annual interest rate applicable to Eurodollar rate loans was 4.26% and the weighted average annual interest rate applicable to base rate loans was 6.29%. During the year ended December 31, 2004, the weighted average annual interest rate for the credit facilities was 4.31%. A commitment fee of 0.50% on the unused portion of the credit facilities is payable on a quarterly basis. As of December 31, 2004, $114.1 million was available under the Senior Credit Facility.

The Company’s obligations under the credit facilities are guaranteed by our parent, SCIC, and each existing direct and indirect subsidiary of SCIC other than the Company, subject to certain exceptions. In addition, each significant domestic subsidiary of the Company subsequently formed is required to guarantee these obligations.

The Senior Credit Facility is secured by (i) all present and future property and assets, real and personal, of the Company, its restricted subsidiaries, and each guarantor, subject to certain restrictions; (ii) a pledge of 100.0% of the stock of each of SCIC’s present and future direct and indirect domestic subsidiaries and a lien on 66.0% of the stock of each first-tier foreign subsidiary, as defined; (iii) all present and future intercompany debt of the Company, its restricted subsidiaries, and each guarantor; and (iv) all proceeds of the foregoing. Under the Senior Credit Facility, the Company is required to meet certain restrictive financial covenants, including a maximum consolidated leverage ratio, minimum consolidated interest coverage ratio and maximum capital expenditures. The Senior Credit Facility also contains other various covenants that limit, or restrict, among other things, indebtedness, liens on property and assets, loans and investments, acquisitions, dispositions of property or assets, debt modifications, dividend declarations, and certain other business activities. The Company is currently in compliance with all covenants under the Senior Credit Facility. At December 31, 2004, the interest rate on the term loan facility was 4.88% and 7.00% on the revolving credit facility.

The Company may make optional prepayments to either the credit facility or the term loan in million dollar increments with a minimum prepayment of $10.0 million. The Company is required to make mandatory quarterly prepayments for the term loan. The quarterly prepayments range from $1.625 million per quarter through February 27, 2006, to $6.25 million per quarter from May 27, 2006 through February 27, 2008, to $12.5 million per quarter from May 27, 2008 through November 27, 2010, with a balloon payment of $449.5 million due on February 27, 2011. All mandatory quarterly prepayments have been made to date. The Company is required to make a mandatory annual prepayment of the term loan facility and the revolving credit facility in an amount equal to 50.0% of excess cash flow, as defined in the term loan documentation, when the consolidated leverage ratio is 3.5x or greater, or 25.0% of excess cash flow when the Company’s consolidated leverage ratio is less than 3.5x. In addition, the Company is required to make a mandatory prepayment of the term loan facility and the revolving credit facility with, among other things: (i) 100.0% of the net cash proceeds of any property or asset sale, subject to certain exceptions and reinvestment requirements;

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ii) 100.0% of the net cash proceeds of any extraordinary receipts, as defined in the term loan documentation, such as tax refunds, pension plan reversions, proceeds of insurance or condemnation awards, subject to certain exceptions and reinvestment requirements; (iii) 100.0% of the net cash proceeds of certain debt issuances, subject to certain exceptions; and (iv) 50.0% of the net cash proceeds from the issuance of additional equity interests when the consolidated leverage ratio is 3.5x or greater, or 25.0% of such proceeds when the consolidated leverage ratio is less than 3.5x. Mandatory prepayments will be applied first to the term loans on a pro rata basis, and thereafter to the revolving loans. For the year ended December 31, 2004, the Company was not required to make a mandatory annual prepayment or any prepayments based on excess cash flow, disposition of assets or extraordinary receipts.

The Senior Credit Facility requires the Company to fix the interest rate for a portion of the borrowings. Accordingly, on March 10, 2004, the Company entered into interest rate swap agreements to hedge the cash flows associated with the interest payments on $180.0 million of the Eurodollar rate loans. Also, on June 1, 2004, the Company entered into an interest rate cap agreement to hedge the cash flows associated with the interest payments on $30.0 million of the Eurodollar rate loans. See Note 10.

8.5% Senior Subordinated Notes

On February 27, 2004, the Company issued $325.0 million of 8.5% Senior Subordinated Notes due February 15, 2014 (the “Notes”) with interest paid semi-annually every February 15 and August 15. The Company has made all scheduled interest payments to date. Under the indenture governing the Notes, subject to exceptions, the Company must meet a minimum fixed charge coverage ratio to incur additional indebtedness. Prior to February 15, 2007, we may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the Notes issued under the indenture at a redemption price of 108.5% of the principal amount thereof, plus accrued and unpaid interest from the net proceeds of one or more equity offerings. Otherwise, the Notes are not redeemable until February 15, 2009. Starting on February 15, 2009, the Company has the option to redeem all or a portion of the Notes at a redemption price equal to a percentage of the principal amount thereof plus accrued interest. If redeemed during the twelve-month period beginning on February 15, 2009, the applicable percentage is 104.25%, from February 15, 2010 the applicable percentage is 102.833%, from February 15, 2011 the applicable percentage is 101.417% and from February 15, 2012 and thereafter, the applicable percentage is 100.0% of the principal amount. The Notes provide that upon the occurrence of a change of control (as defined), the holders thereof will have an option to require the redemption of the Notes at a redemption price equal to 101.0% of the principal amount thereof plus accrued interest. The indenture governing the Notes contains various covenants which, subject to exception, prohibit, or limit, among other things, asset sales, changes of control, dividend payments, equity repurchases or redemptions, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens and certain other business activities.

3.67% Yen-denominated Senior Notes

On July 16, 2001, the Company authorized, issued and sold 4.813 billion yen ($44.8 million at December 31, 2003) of senior notes through a private placement. Scheduled principal repayments on the senior notes were to commence July 16, 2004 and conclude on July 16, 2008. Under the terms of the note purchase agreement, the Company was required to meet certain restrictive financial covenants, which included maintaining a minimum net worth, minimum fixed charge coverage ratio and a maximum leverage ratio. The interest rate for the senior notes was fixed at 3.67% per year with interest payments made quarterly.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A, B, C, and D Senior Notes

On April 9, 2001, the Company authorized, issued and sold $6.0 million aggregate principal amount of 7.93% Senior Notes, Series A, due April 1, 2003; $5.0 million aggregate principal amount of 7.93% Senior Notes, Series B, due April 1, 2004; $15.0 million aggregate principal amount of 8.02% Senior Notes, Series C, due April 1, 2005; and $4.0 million aggregate principal amount of 8.12% Senior Notes, Series D, due April 1, 2006. On December 23, 2002, the Company extinguished the $30.0 million in Series A, B, C, and D Senior Notes. The Company paid an extinguishment fee equal to $3.0 million.

7.08% Senior Notes

On June 30, 1999, the Company authorized, issued and sold $160.0 million of senior notes through a private placement. Scheduled principal repayments on the senior notes were to commence June 30, 2007, and conclude on June 30, 2011. Under the terms of the note purchase agreement, the Company was required to meet certain restrictive financial covenants, which included maintaining a minimum net worth and a minimum fixed charge coverage ratio. The interest rate for the senior notes was fixed at 7.08% per year with interest payments made semi-annually.

Debt Extinguishment

As of February 27, 2004, all of the outstanding debt of the Company, excluding the yen-denominated short-term bank borrowings and capital lease obligations, were repaid and the agreements were terminated. As a result of the early extinguishment of debt, the Company incurred a $0.9 million loss from the write off of deferred finance fees. The following sets forth the payments made in connection with the termination of these debt instruments (in thousands):

	Principal	Prepayment Penalties	Interest	Foreign Exchange Loss	Total
Interest rate swap	$1,656	$—	$—	$—	$1,656
Securitization facility	27,800	—	34	—	27,834
364-day revolving credit agreement	29,500	—	—	—	29,500
7.08% Senior Notes	160,000	26,920	1,713	—	188,633
3.67% Yen-denominated Senior Notes	44,170	3,770	228	679	48,847

Total	$263,126	$30,690	$1,975	$679	$296,470

(9)	Leases

At December 31, 2004 and 2003, the gross amount of machinery and equipment and related accumulated amortization related to assets held under capital leases were as follows (in thousands):

	December 31, 2004	December 31, 2003
Machinery and equipment	$6,892	$9,726
Less accumulated amortization	(3,398)	(5,558)

	$3,494	$4,168

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of assets held under capital leases is included in depreciation expense. Such amortization expense was $664,000, $762,000 and $804,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

Capital lease obligations were $3.5 million and $4.0 million as of December 31, 2004 and 2003, respectively. As of December 31, 2004, capital lease obligations consist of various machines with leases expiring between 2008 and 2012.

The Company also has several noncancelable operating leases that expire over the next 10 years and provide for renewal terms. These include property leases with escalation clauses averaging 2% to 5% annually, one of which expired in 2004 and three of which expire in 2007. The Company also leases certain machinery, office equipment and vehicles.

Future minimum lease payments under capital leases and noncancelable operating leases as of December 31, 2004 are as follows (in thousands):

	Capital leases	Operating leases
For the year ended December 31:
2005	$756	$26,338
2006	744	23,644
2007	709	20,339
2008	618	18,639
2009	523	17,050
Thereafter	611	151,294

Total minimum lease payments	3,961	$257,304

Less amounts representing interest	485

Present value of minimum payments on capital leases	$3,476

Total rental expense for operating leases, including rentals on month-to-month leases, was $34.7 million, $12.0 million and $11.2 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

(10)	Derivative Instruments and Hedging Activities

On June 1, 2004, the Company entered into an interest rate cap agreement with a total notional amount of $30.0 million. Under this interest rate cap agreement, the Company receives variable interest rate payments when the three-month Eurodollar rises above 4.0%. This interest rate cap agreement is in effect through March 31, 2005. At December 31, 2004, the fair value of the interest rate cap was $0.

On March 10, 2004, to limit the variability of a portion of the interest payments under the Senior Credit Facility, the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $180.0 million. Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments; thereby fixing the rate on a portion of the outstanding debt. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 2.375% to 2.376%. The swap agreements extend through March 31, 2007. At December 31, 2004, the fair value of these swap agreements was $4.2 million. They are accounted for as cash flow hedges and their fair value is included in other assets in the Company’s Consolidated Balance Sheet.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 1, 2003, the Company entered into a receive-fixed, pay-variable interest rate swap for a total notional amount of $50.0 million, declining in consistent proportion to the balance outstanding under the hedged $160.0 million of 7.08% Senior Notes during the period from 2007 through June 30, 2011. The net fair value of the interest rate swap contract was a $1.7 million liability at December 31, 2003, which is included in other liabilities in the Company’s Consolidated Balance Sheet. The Company determined that the interest rate swap did not meet the hedge criteria of SFAS 133. Accordingly, all changes to the fair value of the interest rate swap contract were included in interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). The interest rate swap was terminated on February 27, 2004, concurrent with the extinguishment of the underlying debt (Note 8).

(11)	Pensions and Other Postretirement Benefits

The Company sponsors noncontributory defined benefit pension plans that cover all Solo Cup Japan (formerly Sanyo Pax Company, Ltd.) and Solo Cup Europe employees who meet certain length of service requirements. Plan benefits are based on participants’ compensation during their final year of service. The Company’s funding policy is to contribute amounts necessary to satisfy the amounts required by local laws and regulations. Plan assets for the Solo Cup Japan and Solo Cup Europe pension plans are held in retirement trust funds with investments primarily in common stock, corporate bonds and government securities.

In connection with the SF Holdings Acquisition, the Company assumed the defined benefit pension plans and postretirement health care plans of SF Holdings. These pension plans provide certain union and non-union employees with retirement and disability income benefits. Pension costs are based upon the actuarially determined normal costs plus interest on and amortization of the unfunded liabilities. The benefits for participants in certain of these non-union pension plans are frozen. The Company’s policy has been to fund annually the minimum contributions required by applicable regulations. The postretirement health care plans, in most cases, pay stated percentages of most medical expenses incurred by retirees after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants generally become eligible after reaching age 60 with ten years of service. The majority of such plans are contributory, with retiree contributions adjusted annually.

The Company uses a September 30 measurement date for the majority of its plans.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the change in benefit obligation for the Company’s benefit plans (in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31, 2004	December 31, 2003	December 31, 2004
Change in benefit obligation:
Benefit obligation at beginning of year	$23,317	$20,035	$—
Service cost	1,552	490	1,089
Interest cost	5,928	816	2,603
Amendments	821	—	(26,834)
SF Holdings Acquisition (1)	96,929	—	52,398
Actuarial loss	571	437	9,759
Foreign exchange	3,089	2,279	113
Plan participant contributions	104	—	—
Benefits paid	(4,410)	(740)	(3,867)

Benefit obligation at end of year	$127,901	$23,317	$35,261

Change in plan assets:
Fair value of plan assets at beginning of year	$14,127	$11,260	$—
Actual return on plan assets	417	1,440	—
SF Holdings Acquisition (1)	74,104	—	—
Foreign exchange	2,220	1,368	—
Employer contributions	4,491	799	3,867
Plan participant contributions	104	—	—
Other	(27)	—	—
Benefits paid	(4,410)	(740)	(3,867)

Fair value of plan assets at end of year	$91,026	$14,127	$—

Funded status	$(36,875)	$(9,190)	$(35,261)
Employer contributions from measurement date to year-end	1,271	—	1,400
Unrecognized prior service cost (benefit)	747	—	(26,832)
Unrecognized transition obligation	—	105	—
Unrecognized net actuarial loss	11,438	5,117	9,756

Net amount recognized	$(23,419)	$(3,968)	$(50,937)

(1)	These assets and liabilities were assumed in connection with the SF Holdings Acquisition.

The following sets forth the amounts recognized in the Consolidated Balance Sheets (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004
Accrued benefit liability	$(35,367)	$(9,190)	$(50,937)
Prepaid asset	477	—	—
Intangible asset	747	105	—
Cumulative foreign currency translation	328	697	—
Accumulated other comprehensive loss	10,396	4,420	—

Net amount recognized	$(23,419)	$(3,968)	$(50,937)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for all defined benefit pension plans was approximately $125.8 million and $22.4 million at December 31, 2004 and 2003, respectively.

The following table presents aggregated information for individual pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, for which the Company recognized an additional minimum pension liability (in thousands):

	2004	2003
Projected benefit obligation	$113,516	$16,537
Accumulated benefit obligation	113,516	16,537
Fair value of plan assets	81,842	11,139

During 2004, 2003 and 2002, $3.8 million, $0.1 million and $2.7 million were charged to other comprehensive income for the additional minimum pension liability adjustments, net of tax. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

The following assumptions were used to determine the benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004
Discount rate:
North America	6.00%	—	6.00%
Europe	5.25%	5.40%	—
Japan	1.80%	1.70%	—
Expected long-term rate of return on plan assets:
North America	8.00% - 8.75%	—	—
Europe	6.30%	6.40%
Japan	1.00%	—	—
Rate of compensation increase:
North America	3.50%	—	—
Japan	1.98%	1.72%	—

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans consists of the following (in thousands):

	Year ended December 31,
	2004	2003	2002
Pension Benefits
Service cost	$1,552	$490	$414
Interest cost	5,928	816	791
Expected return on plan assets	(6,005)	(529)	(660)
Amortization of transition asset	108	97	97
Amortization of prior service cost	74	—	—
Amortization of net loss	318	318	—

Net periodic benefit cost	$1,975	$1,192	$642

Other Postretirement Benefits
Service cost	$1,089
Interest cost	2,603
Amortization of prior service cost	(3)

Net periodic benefit cost	$3,689

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used to determine the net periodic benefit cost for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004
Discount rate:
North America	6.00%	—	6.00%
Europe	5.40%	5.45%	—
Japan	1.70%	1.30%	—
Expected long-term rate of return on plan assets:
North America	7.00%—8.75%	—	—
Europe	6.40%	6.00%	—
Japan	—	—	—
Rate of compensation increase:
North America	3.50%	—	—
Japan	1.72%	1.81%	—

The expected long-term return on plan assets takes into consideration historical and expected long term returns based upon the weighted-average allocation of equities, fixed income and other asset components comprising the plans’ assets at their measurement dates.

For measurement purposes, the assumed health care cost trend rates for 2004 were as follows:

Health care cost trend rate assumed for 2005	6.0%—11.0%
Rate to which the cost trend rate is assumed to decline	4.9%—5.0%
Year that the rate reaches the ultimate trend rate	2006—2014

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$213	$(186)
Effect on postretirement benefit obligation	$1,818	$(1,564)

The Company’s pension plans weighted-average asset allocations, by asset category, were as follows:

	Plan Assets at December 31,
	2004	2003
Asset Category
Equity securities	66.4%	75.5%
Debt securities	30.0	20.8
Other	3.6	3.7

Total	100.0%	100.0%

The Company’s investment policies are designed to provide for growth of capital with a moderate level of volatility. The weighted-average asset target allocations for the majority of the pension plan assets are 60% in equity securities and 40% in debt securities.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to contribute $6.6 million to its pension plans and $3.5 million to its other postretirement benefit plans in 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Postretirement Benefits
2005	$6,329	$3,491
2006	6,132	3,114
2007	6,970	3,222
2008	7,249	3,272
2009	7,325	3,338
Years 2010–2014	38,068	15,794

Defined Contribution Plans

Substantially all U.S. employees of Solo Illinois are covered by the Company’s employee profit-sharing plan. The amount of Company profit-sharing contributions is at the discretion of the Company’s board of directors. During 1998, the profit-sharing plan was amended to qualify under Section 401(k) of the Internal Revenue Code. The amended plan allows employees to contribute up to 20% of their qualified gross wages as defined in the plan, and the Company currently matches 50% of employee contributions up to 4% of eligible compensation as defined. Charges for employer contributions to the 401(k) and profit-sharing plan were $1.4 million, $3.2 million, and $3.6 million for the years ended December 31, 2004, 2003 and 2002, respectively, and are recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

In conjunction with the SF Holdings acquisition, the Company acquired a 401(k) defined contribution plan that covers a majority of SF Holdings’ employees. The Company provides a matching contribution of 100% on the first 2% of a participant’s salary and 50% on the next 4% of a participant’s salary. The Company’s match is currently limited to participant contributions up to 6% of the participant’s salaries. In addition, the Company is allowed to make discretionary contributions. Charges for employer contributions to this 401(k) plan were $4.4 million for the period from February 22, 2004 to January 2, 2005, and are recorded in cost of goods sold and selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company also participates in a multi-employer pension plan sponsored by SF Holdings for certain of its union employees. Contributions to this plan at a defined rate per hour worked were $1.0 million in 2004.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)	Shareholders’ Equity

On February 27, 2004, the Company received net proceeds of $229.6 million from the issuance of 100 shares of Common Stock to SCIC and the retirement of all outstanding shares of Solo Illinois’ Class A and Class B common stock. In order to fund this purchase of stock in the Company, SCIC issued $240.0 million of convertible participating preferred stock (the “CPPS”) to a third-party investor. The CPPS pays cash dividends at a rate of 10.0% per annum on an amount equal to the sum of the original purchase price of the CPPS plus all accrued and unpaid dividends. Dividends will accumulate to the extent not paid, whether or not earned or declared. SCIC is required to redeem the CPPS for an amount in cash equal to its original purchase price plus all accrued and unpaid dividends on the eleventh anniversary of its issuance, and is subject to other accelerated redemption clauses. The Company, at its option and election, may redeem in whole or in part the outstanding shares of CPPS or other securities issued by SCIC on or after the third anniversary through the seventh anniversary of its issuance. The CPPS may be converted into common shares of SCIC at any time, subject to certain limitations, at the option of the holders. Mandatory conversion occurs upon the closing of an Initial Public Offering. The Company provides no guarantees with respect to these obligations of SCIC.

During 2004, $4.1 million of capital was contributed to the Company by SCIC. This includes $0.8 million of proceeds that were received by SCIC from certain Company employees upon the issuance of SCIC’s CPPS. The remaining $3.3 million represents the issuance of 3,283 Convertible Preferred Units (“CPUs”) to certain Company employees in settlement of deferred compensation liabilities (Note 15).

On January 31, 1992, the Company issued 5,715,000 warrants to certain shareholders of the Company at a price of $3.50 each. The warrants became exercisable on January 31, 1997. On January 31, 2002, the Company repurchased 5,524,500 shares of outstanding common stock at $21 per share. Simultaneously, the 5,715,000 outstanding warrants were exercised and common stock was issued, resulting in the overall shareholders’ equity remaining unchanged.

(13)	Minority Interest in Subsidiary

The Company’s consolidated financial statements reflect the minority interest in the Company’s subsidiaries, Sanyo Pax Operations Company, Ltd. (“Sanyo Pax”) and Global Cup S.A de C.V. (“Global Cup”). Global Cup was acquired along with the SF Holdings Acquisition in February of 2004. In the third quarter of 2004, the Company purchased all shares held by minority owners in Global Cup.

In 2004, the minority interest of $214,000 reflected on the Consolidated Statements of Operations and Comprehensive Income (Loss) represents income attributable to the minority shareholders of Sanyo Pax and Global Cup. In 2003 and 2002, the minority interest of $129,000, and $(325,000), respectively, represents the income (loss) attributable to the minority shareholders of Sanyo Pax.

The $1.1 million and $2.1 million minority interest in subsidiary, reflected on the Consolidated Balance Sheets as of December 31, 2004 and 2003, respectively, consists of the investment by the minority shareholders and the minority interest in income (loss) of the subsidiaries. The minority ownership interest of Sanyo Pax was 2.12%, 4.50% and 5.48% as of December 31, 2004, 2003 and 2002, respectively.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31, 2004	December 31, 2003
Foreign currency translation adjustments	$10,504	$3,408
Minimum pension liability adjustments, net of tax	(6,902)	(3,059)
Unrealized investment gain, net of tax	435	—
Unrealized gain on cash flow hedge, net of tax	2,552	—

Accumulated other comprehensive income	$6,589	$349

(15)	Stock-Based Compensation

SCIC, the Company’s parent, has a management investment and incentive compensation plan for certain key employees of the Company. Under this plan, SCIC has reserved 1.4 million shares of common stock, and 5,000 shares of CPPS for issuance (Note 12). The accounting impact of this plan is recorded in the financial statements of the Company as the plan relates to employees of the Company.

CPUs

During the second quarter of 2004, SCIC issued 3,283 CPUs to certain Company employees in settlement of $3.3 million of deferred compensation liabilities. During the year ended December 31, 2004, the Company recorded compensation expense and additional paid-in capital of $263 thousand reflecting dividends declared by SCIC on those instruments. The fair value of the CPUs granted by SCIC was linked to the fair market value of one share of CPPS. For CPUs, compensation expense is recognized periodically based on changes in the fair value of the CPU relative to the grant-date fair value of the CPU.

Based on an independent third party valuation and a conversion rate of 21.13 shares of common stock for each share of CPPS, the fair market value of SCIC common stock as of December 31, 2004 was $31.41 per share. CPUs do not have voting rights and are in certain circumstances convertible to SCIC common stock or CPPS. The issuance of CPUs by SCIC in settlement of deferred compensation liabilities of the Company totaling $3.3 million was recorded as additional paid in capital.

Stock Options

During 2004, SCIC granted to employees 1,249,255 options to purchase shares of SCIC common stock with an exercise price equal to the fair market value of the common stock at the date of grant of $47.32. Included in these grants were 499,698 options that are conditional upon the Company achieving certain defined performance targets. The time-based options vest over a period of four years and the performance-based options vest over a period of five years. All options expire 10 years after the grant date. There were no options exercisable at December 31, 2004.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Related-party Transactions

Robert L. Hulseman, who is John F. Hulseman’s brother and the husband of Sheila M. Hulseman, and who is the Chairman and Chief Executive Officer of the Company, received salary and benefits of $1.1 million for each of the years ended December 31, 2004, 2003 and 2002. John F. Hulseman, who is Robert L. Hulseman’s brother and the husband of Georgia S. Hulseman, and who is the Vice Chairman of the Company, received salary and benefits of $1.1 million for each of the years ended December 31, 2004, 2003 and 2002. Robert L. and John F. Hulseman each hold 50.0% of the voting membership interests of SCC Holding, which owns 67.2% of the voting stock of SCIC. In addition, Robert L., Sheila M., John F., and Georgia S. Hulseman and Ronald L. Whaley, the Company’s President and Chief Operating Officer, are directors of the Company. The Company does not pay any directors fees.

In 2004, Daniel S. O’Connell and Norman W. Alpert were elected to the board. They are both employees and equity owners of Vestar Capital Partners (“Vestar”). Vestar owns CPPS representing 32.7% of the voting stock of SCIC.

In the first quarter of 2004, the Company and SCIC entered into a management agreement with SCC Holding providing for, among other things, the payment by SCIC of an annual advisory fee of $2.5 million. In addition, SCC Holding and Vestar entered into a stockholders’ agreement relating to their ownership of voting stock of SCIC. Robert L. Hulseman and John F. Hulseman, as a result of their ownership of voting and non-voting membership interests in SCC Holding, have economic interests of 0.2758% and 0.8512%, respectively, in SCC Holding. Ten children of Robert L. and Sheila M. Hulseman each have economic interests in SCC Holding, either directly or as beneficiaries of trusts, of 4.9765%; and six children of John F. and Georgia S. Hulseman each have economic interests in SCC Holding, either directly or as beneficiaries of trusts, of 8.1859% (in the case of two of the children), 8.1841% (in the case of three of the children) and 8.1849% (in the case of the remaining child).

In the first quarter of 2004, SCIC paid to Vestar a one-time $4.0 million advisory fee and reimbursed specified out of pocket expenses of Vestar. SCIC also entered into a management agreement with Vestar pursuant to which SCIC will pay Vestar an $800,000 annual advisory fee, plus reimbursement of its expenses. Vestar also is party to a registration rights agreement with SCIC and SCC Holding. In addition, Vestar and SCC Holding entered into a stockholders’ agreement relating to, among other things, their ownership of voting stock of SCIC.

In 2004, the Company incurred $2.8 million of advisory fees to SCIC pursuant to the management agreements described above.

The Company retains as consultants six children of Robert L. and Sheila M. Hulseman and five children of John F. and Georgia S. Hulseman. These consultants received consulting fees from the Company and have received health insurance benefits at the Company’s expense. During 2004, 2003 and 2002, the total amounts paid by the Company in connection with these consulting arrangements was $184,000, $176,000 and $223,000, respectively.

The Company employs three children and one son-in-law of Robert L. and Sheila M. Hulseman and two children of John F. and Georgia S. Hulseman. During 2004, 2003 and 2002, the total amounts paid by the Company to these employees were $1.7 million, $1.8 million and $2.0 million, respectively.

The salary amounts above are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). At December 31, 2004 and 2003, no amounts were payable for the salaries and benefits discussed above.

On August 4, 1999, the Company extended an interest-free loan in the amount of $1.7 million to Mr. Whaley pursuant to his previous employment agreement. The employment agreement provides for the loan to be repaid from the net proceeds of Mr. Whaley’s annual bonuses through the term of the agreement, which expires August 3, 2009. To the extent that Mr. Whaley’s annual bonus falls below the amount corresponding to the annual prorated portion of the initial principal amount of the loan,

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the employment agreement provides that the loan will be forgiven as if a bonus in the amount of that annual prorated portion had been paid. As of December 31, 2004 and 2003, the outstanding principal amount of the loan was approximately $852,000 and $1.1 million, respectively, and this amount is included in other assets in the Consolidated Balance Sheets.

In 2004, 2003 and 2002, the Company paid dividends to shareholders of Solo Illinois common stock of $16.1 million, $9.1 million and $6.9 million, respectively. Dividends payable at December 31, 2004 and 2003, were $0.4 million and $2.7 million, respectively, and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

During each of the last three fiscal years, Solo Illinois performed various functions free of charge on behalf of the holders of Solo Illinois’s voting and nonvoting stock, comprising Robert F. and John L. Hulseman and their respective children, including preparation of personal income tax returns and accounting and tax return preparation for the Solo Cup Foundation. The Company has maintained those arrangements on behalf of these individuals and their family members during 2004.

In 2004, the Company paid $47,532 for materials and services from entities owned by members of the Hulseman family.

(17) Commitments and Contingencies

The Company has entered into agreements with the State of Illinois (“State”) and the City of Chicago (“City”) relating to the acquisition and development of certain property of the Company located in the City. Pursuant to these agreements, the State and City provided certain grants to the Company, paid certain costs on behalf of the Company and undertook certain obligations relating to the property. Under these agreements, the Company is required to fulfill certain obligations relating to the property, which, if not fulfilled, could result in the Company being required to repay the amounts granted or paid by the City and the State.

The Company is involved in various claims and legal actions arising from time to time in the ordinary course of business.

Management believes that the ultimate disposition of the various matters discussed above would not have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or liquidity.

The Company also has certain purchase obligations for raw materials, which are commitments for projected needs to be utilized in the normal course of business. These are contracts that specify all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and appropriate timing of the transaction.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Contract dispute resolution

In November 2001, Solo Illinois entered into an outsourcing agreement (the “Agreement”) with DSC Logistics, Inc. (“DSC”) pursuant to which DSC was to provide customary warehouse and transportation services for Solo Illinois. After the Agreement was executed, disputes arose as to aspects of the Agreement, and Solo Illinois and DSC have been parties to litigation and arbitration. On February 16, 2005, Solo Illinois and DSC entered into a settlement agreement (the “Settlement Agreement”) which terminates the Agreement prior to its stated termination date. Pursuant to the terms of the Settlement Agreement, Solo Illinois will transition its distribution center and transportation services, including attendant real estate, equipment and personnel, where possible, back into its operations over the next four months. In February 2005, as part of the transition, Solo Illinois purchased certain assets from DSC, for which Solo Illinois paid DSC $1.2 million. The Settlement Agreement requires Solo Illinois to assume certain leases from DSC and pay DSC $11.75 million as follows: (1) on February 16, 2005, $3.15 million; (2) on March 15, 2005, $2.15 million; (3) on April 15, 2005, $2.15 million; (4) on May 16, 2005, $2.15 million; and (4) on June 15, 2005, $2.15 million. The Settlement Agreement also includes mutual releases from both parties and requires the parties to dismiss all related outstanding litigation and arbitration.

In addition to the agreed-upon payments totaling $11.75 million, the Company forgave $4.4 million of accounts receivable from DSC. During 2004, the Company incurred legal-related expense and contract execution costs of $9.3 million related to the litigation, arbitration and the settlement. The net effect on the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) was a pre-tax charge of $25.4 million ($15.6 million net of taxes). As of December 31, 2004, the remaining liability of $15.3 million is classified in accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheet.

(19) Segments

The Company reports the results of its segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company manages and evaluates its operations in three reportable segments: North America, Europe and Asia-Pacific. All of these segments produce a broad array of disposable food service products, which are available in paper, plastic and foam. The operating segments are managed separately based on the products and requirements of the different markets. North America includes all U.S. entities, Canada, Mexico, Corporate and Puerto Rico; Europe includes all U.K. entities and Denmark; and Asia-Pacific includes all Japanese entities and Australia; Other includes Panama.

The accounting policies of the operating segments are the same as those described in Note 2. Segment operating results are measured based on operating income (loss). Intersegment net sales are accounted for on an arm’s length pricing basis.

No individual customer accounted for greater than 10% of consolidated net sales in 2004, 2003 or 2002. It is not practical for the Company to report revenues from external customers for each product and service or each group of similar products.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	North America	Europe	Asia- Pacific	Other	Total Segments	Eliminations	Total
Year ended December 31, 2004
Net sales from external customers	$1,943,738	75,583	102,456	11,833	2,133,610	(17,173)	$2,116,437
Intersegment net sales	15,261	—	110	1,802	17,173	(17,173)	—
Operating income	40,384	5,156	5,531	784	51,855	(100)	51,755
Depreciation and amortization	87,101	3,752	5,664	718	97,235	—	97,235
Capital expenditures	37,240	768	3,645	585	42,238	—	42,238
Property, plant and equipment, net	763,229	24,174	38,660	2,687	828,750	—	828,750
Total assets at year end	1,915,752	90,269	78,204	11,822	2,096,047	(192,261)	1,903,786

Year ended December 31, 2003
Net sales from external customers	$725,330	62,562	94,895	11,020	893,807	(14,114)	$879,693
Intersegment net sales	12,516	—	138	1,460	14,114	(14,114)	—
Operating income	2,570	5,052	4,150	333	12,105	(163)	11,942
Depreciation and amortization	30,746	3,586	6,613	789	41,734	—	41,734
Capital expenditures	28,633	1,427	4,446	165	34,671	—	34,671
Property, plant and equipment, net	231,574	25,439	39,144	3,127	299,284	—	299,284
Total assets at year end	589,122	85,992	80,555	10,911	766,580	(136,970)	629,610

Year ended December 31, 2002
Net sales from external customers	$700,584	55,126	82,956	9,906	848,572	(11,962)	$836,610
Intersegment net sales	10,604	—	—	1,358	11,962	(11,962)	—
Operating income (loss)	22,305	4,478	1,859	(302)	28,340	(58)	28,282
Depreciation and amortization	29,571	2,820	4,849	865	38,105	—	38,105
Capital expenditures	24,248	4,663	18,803	154	47,868	—	47,868
Property, plant and equipment, net	233,990	24,789	39,775	3,783	302,337	—	302,337
Total assets at year end	572,290	80,708	67,597	11,011	731,606	(108,346)	623,260

Geographic information:

Net sales by customer location are determined based on where the Company’s products were delivered. Long-lived assets include property, plant and equipment, net; goodwill; intangible assets, net; and certain other non-current assets.

(In thousands)	Years Ended December 31,
	2004	2003	2002
United States	$1,771,698	$643,862	$627,937
Other countries	344,739	235,831	208,673

Net sales	$2,116,437	$879,693	$836,610

	December 31,
	2004	2003	2002
United States	$1,022,661	$296,488	$294,138
Other countries	140,393	108,295	105,835

Total long-lived assets	$1,163,054	$404,783	$399,973

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(In thousands)	2004	2003	2002
Revenues:
Total segment and other net sales	$2,133,610	$893,807	$848,572
Elimination of intersegment net sales	(17,173)	(14,114)	(11,962)

Net sales	$2,116,437	$879,693	$836,610

Operating income:
Total segment and other operating income	$51,855	$12,105	$28,340
Elimination of intersegment operating income	(100)	(163)	(58)
Interest expense	(86,427)	(16,459)	(17,699)
Interest income	247	2,040	2,547
Loss on debt extinguishments	(916)	—	—
Foreign currency exchange gain, net	3,224	2,760	4,470
Other, net	(489)	309	68

Income (loss) before income taxes, minority interest and the cumulative effect of a change in accounting principle	$(32,606)	$592	$17,668

	December 31,
Assets:	2004	2003
Total segment and other assets	$2,096,047	$766,580
Eliminations of intersegment receivables	(192,261)	(136,970)

Total assets	$1,903,786	$629,610

Net sales by customer group for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Foodservice	$1,727,423	$719,024	$657,787
Consumer	389,014	160,669	178,823

Net sales	$2,116,437	$879,693	$836,610

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	2004					2003
(In millions)	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Total	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Total
Net sales	$327.3	$597.9	$600.6	$590.6	$2,116.4	$176.8	$240.0	$228.4	$234.5	$879.7

Gross profit	36.9	85.2	97.2	83.9	303.2	16.8	39.5	25.5	29.2	111.0

Income (loss) before income taxes minority interest, and the cumulative effect of a change in accounting principle	(48.1)	10.4	20.4	(15.3)	(32.6)	(7.1)	12.1	(1.3)	(3.1)	0.6

Income (loss) before the cumulative effect of a change in accounting principle	(58.7)	6.2	12.1	(9.5)	(49.9)	(7.5)	10.8	(3.6)	(2.4)	(2.7)

Net income (loss)	$(58.7)	$6.2	$12.1	$(9.5)	$(49.9)	$(7.5)	$10.8	$(3.6)	$(2.4)	$(2.7)

(21) Subsequent Events

On January 7, 2005, the Company announced the closure of its facility located in Green Bay, Wisconsin. The facility was closed in the first quarter of 2005.

On January 13, 2005, the Company announced the closure of its facility located in St. Albans, Vermont. The Company expects this facility will be closed in the fourth quarter of 2005.

On February 9, 2005, the Company announced the closure of its facilities located in Glen Falls, New York; Goshen, Indiana; Shreveport, Louisiana; and Springfield, Missouri. The Company expects these facilities will be closed within the next twelve months.

For those plants identified above that were acquired as a result of the purchase of SF Holdings, the associated costs resulting from involuntarily terminations will be recognized in the first quarter of 2005 and included as a component of the SF Holdings purchase price. These costs are not expected to exceed $4.5 million.

(22) Guarantors

On February 27, 2004, with an effective date of February 22, 2004, the Company acquired SF Holdings. The Company partially funded this acquisition through the issuance of the 8.5% Senior Subordinated Notes. The 8.5% Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s subsidiaries. The consolidated guarantors include: Solo Cup Company, Solo Management Company, P.R. SOLO CUP, INC., SOLO TEXAS, LLC, SF Holdings Group, Inc., Sweetheart Cup Company, Inc., Lily-Canada Holding Corporation, Cupcorp, Inc., Newcup, LLC, EMERALD LADY INC., Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited. The following financial information presents the guarantors and non-guarantors of the 8.5% Senior Subordinated Notes, in accordance with Rule 3-10 of Regulation S-X:

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheet December 31, 2004 (In thousands)
	Guarantor	Non Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,541	$6,314	$—	$15,855
Cash in escrow	15,000	—	—	15,000
Accounts receivable:
Trade	183,583	38,963	—	222,546
Other	31,606	2,385	(7,037)	26,954
Inventories	332,725	19,820	(168)	352,377
Deferred income taxes	51,333	1,261	—	52,594
Other current assets	40,884	6,327	—	47,211

Total current assets	664,672	75,070	(7,205)	732,537

Property, plant and equipment, net	758,204	70,546	—	828,750
Goodwill and intangible assets	274,047	3,233	—	277,280
Restricted cash	1,905	—	—	1,905
Other assets	110,923	6,852	(54,461)	63,314

Total assets	$1,809,751	$155,701	$(61,666)	$1,903,786

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$131,621	$25,903	$(7,041)	$150,483
Accrued expenses	150,521	11,234	—	161,755
Short-term debt	—	3,603	—	3,603
Current maturities of long-term debt	6,500	3,278	—	9,778
Income taxes payable	204	5,215	—	5,419

Total current liabilities	288,846	49,233	(7,041)	331,038

Long-term debt, less current maturities	975,992	28,755	—	1,004,747
Deferred income taxes	56,405	2,025	—	58,430
Other liabilities	73,419	34,773	(26,844)	81,348

Total liabilities	1,394,662	114,786	(33,885)	1,475,563

Minority interest	—	1,073	—	1,073

Shareholders’ equity:
Common stock	—	2,114	(2,114)	—
Additional paid-in capital	259,080	16,630	(16,630)	259,080
Retained earnings	153,887	16,631	(9,037)	161,481
Accumulated other comprehensive loss	2,122	4,467	—	6,589

Total shareholders’ equity	415,089	39,842	(27,781)	427,150

Total liabilities and shareholders’ equity	$1,809,751	$155,701	$(61,666)	$1,903,786

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheet December 31, 2003 (In thousands)
	Guarantor	Non Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,987	$1,282	$—	$3,269
Cash in escrow	10,003	—	—	10,003
Accounts receivable:
Trade	53,253	35,140	—	88,393
Other	13,135	3,369	(10,587)	5,917
Inventories	90,509	9,279	(69)	99,719
Deferred income taxes	—	895	—	895
Other current assets	10,341	2,474	—	12,815

Total current assets	179,228	52,439	(10,656)	221,011

Property, plant and equipment, net	257,013	42,271	—	299,284
Goodwill and intangible assets	94,660	730	—	95,390
Restricted cash	2,139	—	—	2,139
Other assets	50,202	3,063	(41,479)	11,786

Total assets	$583,242	$98,503	$(52,135)	$629,610

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$46,453	$28,277	$(10,590)	$64,140
Accrued expenses	37,373	6,678	—	44,051
Short-term debt	35,800	8,382	—	44,182
Current maturities of long-term debt	5,274	642	—	5,916

Total current liabilities	124,900	43,979	(10,590)	158,289

Long-term debt, less current maturities	199,554	3,324	—	202,878
Deferred income taxes	2,396	(791)	—	1,605
Other liabilities	10,153	22,918	(18,955)	14,116

Total liabilities	337,003	69,430	(29,545)	376,888

Minority interest	—	2,060	—	2,060

Shareholders’ equity:
Class A common stock	103	843	(843)	103
Class B common stock	1	—	—	1
Additional paid-in capital	24,965	14,088	(14,088)	24,965
Retained earnings	222,708	10,195	(7,659)	225,244
Accumulated other comprehensive income (loss)
Minimum pension liability, net of income tax	(3,059)	—	—	(3,059)
Foreign currency translation adjustment	1,521	1,887	—	3,408

Total shareholders’ equity	246,239	27,013	(22,590)	250,662

Total liabilities and shareholders’ equity	$583,242	$98,503	$(52,135)	$629,610

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations and Comprehensive Income (Loss) For the Year Ended December 31, 2004 (In thousands)
	Guarantor	Non Guarantor	Eliminations	Consolidated
Net sales	$1,931,916	$208,208	$(23,687)	$2,116,437
Cost of goods sold	1,661,718	175,148	(23,606)	1,813,260

Gross profit	270,198	33,060	(81)	303,177

Selling, general and administrative expenses	213,947	19,692	(22)	233,617
Contract dispute resolution	25,389	—	—	25,389
(Gain) loss on sale of property, plant and equipment	(7,724)	138	2	(7,584)

Operating income	38,586	13,230	(61)	51,755
Interest expense	54,389	2,024	(676)	55,737
Interest income	(888)	(35)	676	(247)
Prepayment penalties	30,690	—	—	30,690
Loss on debt extinguishment	916	—	—	916
Foreign currency exchange gain, net	(2,260)	(964)	—	(3,224)
Other (income) expense, net	(1,393)	565	1,317	489

Income (loss) before income taxes and minority interest	(42,868)	11,640	(1,378)	(32,606)

Income tax provision	12,122	4,990	—	17,112
Minority interest	—	214	—	214

Net income (loss)	$(54,990)	$6,436	$(1,378)	$(49,932)

Other comprehensive income (loss):
Net income (loss)	(54,990)	6,436	(1,378)	(49,932)
Other comprehensive income	3,660	2,580	—	6,240

Comprehensive income (loss)	$(51,330)	$9,016	$(1,378)	$(43,692)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations and Comprehensive Income (Loss) For the Year Ended December 31, 2003 (In thousands)
	Guarantor	Non Guarantor	Eliminations	Consolidated
Net sales	$770,909	$116,487	$(7,703)	$879,693
Cost of goods sold	677,682	98,503	(7,519)	768,666

Gross profit	93,227	17,984	(184)	111,027

Selling, general and administrative expenses	87,687	13,152	(138)	100,701
(Gain) loss on sale of property, plant and equipment	(1,629)	13	—	(1,616)

Operating income	7,169	4,819	(46)	11,942

Interest expense	16,330	897	(768)	16,459
Interest income	(2,807)	(1)	768	(2,040)
Foreign currency exchange gain, net	(2,760)	—	—	(2,760)
Other (income) expense, net	(2)	(307)	—	(309)

Income (loss) before income taxes and minority interest	(3,592)	4,230	(46)	592
Income tax provision	1,303	1,872	—	3,175
Minority interest	—	129	—	129

Net income (loss)	$(4,895)	$2,229	$(46)	$(2,712)

Other comprehensive income (loss):
Net income (loss)	(4,895)	2,229	(46)	(2,712)
Other comprehensive income	2,428	1,686	—	4,114

Comprehensive income (loss)	$(2,467)	$3,915	$(46)	$1,402

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations and Comprehensive Income (Loss) For the Year Ended December 31, 2002 (In thousands)
	Guarantor	Non Guarantor	Eliminations	Consolidated
Net sales	$739,202	$102,315	$(4,907)	$836,610
Cost of goods sold	628,132	87,279	(4,884)	710,527

Gross profit	111,070	15,036	(23)	126,083

Selling, general and administrative expenses	88,901	13,172	—	102,073
(Gain) loss on sale of property, plant and equipment	(4,374)	102	—	(4,272)

Operating income	26,543	1,762	(23)	28,282

Interest expense	17,515	898	(714)	17,699
Interest income	(3,195)	(66)	714	(2,547)
Foreign currency exchange gain, net	(4,368)	(102)	—	(4,470)
Other (income) expense, net	208	(276)	—	(68)

Income before income taxes, minority interest and the cumulative effect of a change in accounting principle	16,383	1,308	(23)	17,668

Income tax provision (benefit)	(178)	974	—	796
Minority interest	—	(325)	—	(325)

Income before the cumulative effect of a change in accounting principle	16,561	659	(23)	17,197

Cumulative effect of a change in accounting principle	—	216	—	216
Net income	$16,561	$443	$(23)	$16,981

Other comprehensive income (loss):
Net income	16,561	443	(23)	16,981
Other comprehensive income (loss)	(2,689)	1,327	—	(1,362)

Comprehensive income (loss)	$13,872	$1,770	$(23)	$15,619

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Cash Flows For the Year Ended December 31, 2004
	Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by operating activities	$(36,892)	$13,123	$(23,769)

CASH FLOWS FROM INVESTING ACTIVITIES

Payment for business acquisitions, net of cash acquired	(872,279)	4,000	(868,279)
Purchase of property, plant and equipment	(36,157)	(6,081)	(42,238)
Proceeds from sale of property, plant and equipment	8,565	378	8,943
Increase in cash in escrow	(4,997)	—	(4,997)

Net cash used in investing activities	(904,868)	(1,703)	(906,571)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under revolving credit facilities	28,676	(11,966)	16,710
Net borrowings under the Securitization facility	(22,800)	—	(22,800)
Borrowings under the term notes	650,000	11,214	661,214
Borrowings under the 8.5% Senior Subordinated Notes	325,000	—	325,000
Proceeds from sale of common stock	229,627	—	229,627
Contribution of capital from parent	838	—	838
Repayments of the 7.08% Senior Notes	(160,000)	—	(160,000)
Repayments of the 3.67% Yen-denominated Senior Notes	(44,828)	—	(44,828)
Repayments of interest rate swap	(1,656)	—	(1,656)
Repayments of the term notes	(4,875)	—	(4,875)
Repayments of other debt	—	(5,542)	(5,542)
Debt issuance costs	(32,905)	(252)	(33,157)
Dividends paid	(16,097)	—	(16,097)
Decrease in restricted cash	234	—	234

Net cash provided by (used in) financing activities	951,214	(6,546)	944,668

Effect of exchange rate changes on cash	(1,900)	158	(1,742)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,554	5,032	12,586

Cash and cash equivalents, beginning of year	1,987	1,282	3,269

Cash and cash equivalents, end of year	$9,541	$6,314	$15,855

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Cash Flows For the Year Ended December 31, 2003
	Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$24,645	$4,968	$29,613

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(30,059)	(4,612)	(34,671)
Proceeds from sale of property, plant and equipment	2,062	2,987	5,049
Payment for business acquisitions, net of cash acquired	(5,039)	—	(5,039)
Increase in cash in escrow	(10,003)	—	(10,003)

Net cash used in investing activities	(43,039)	(1,625)	(44,664)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under revolving credit facilities	13,000	—	13,000
Net borrowings under the Securitization facility	2,800	—	2,800
Repayments of other debt	(75)	(2,711)	(2,786)
Dividends paid	(9,145)	—	(9,145)
Decrease in restricted cash	(239)	—	(239)

Net cash provided by (used in) financing activities	6,341	(2,711)	3,630

Effect of exchange rate changes on cash	3,271	(1,208)	2,063

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,782)	(576)	(9,358)

Cash and cash equivalents, beginning of year	10,769	1,858	12,627

Cash and cash equivalents, end of year	$1,987	$1,282	$3,269

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Cash Flows For the Year Ended December 31, 2002
	Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$60,441	$10,899	$71,340

CASH FLOWS FROM INVESTING ACTIVITIES

Payment for business acquisitions, net of cash acquired	(142)	—	(142)
Purchase of property, plant and equipment	(28,910)	(18,958)	(47,868)
Proceeds from sale of property, plant and equipment	8,621	9,779	18,400

Net cash used in investing activities	(20,431)	(9,179)	(29,610)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under the Securitization facility	8,000	—	8,000
Repayments of the Senior Notes	(30,000)	—	(30,000)
Repayments of other debt	(461)	(2,234)	(2,695)
Dividends paid	(6,942)	—	(6,942)

Net cash used in financing activities	(29,403)	(2,234)	(31,637)

Effect of exchange rate changes on cash	70	90	160

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,677	(424)	10,253

Cash and cash equivalents, beginning of year	92	2,282	2,374

Cash and cash equivalents, end of year	$10,769	$1,858	$12,627

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer, chief operating officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer, chief operating officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files under the Exchange Act.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth the name, age and position of our executive officers and directors as of March 10, 2005.

Name	Age	Position
Robert L. Hulseman	72	Chairman, Chief Executive Officer and Director
John F. Hulseman	74	Vice Chairman and Director
Ronald L. Whaley	51	President, Chief Operating Officer and Director
Robert M. Korzenski	50	Executive Vice President – Sales and Marketing
Susan H. Marks	41	Chief Financial Officer, Executive Vice President and Assistant Secretary
Kathleen C. Wolf	60	Executive Vice President/Human Resources and Assistant Secretary
Patrick H. Bye	46	Senior Vice President/Operations Integration
Hans H. Heinsen	51	Senior Vice President and Treasurer
Stephen R. LaHood	57	Senior Vice President – Integration
Thomas Pasqualini	47	Senior Vice President – Global Supply Chain
Jan Stern Reed	45	Senior Vice President, General Counsel and Secretary
Anil R. Shah	53	Senior Vice President/Operations
Sheila M. Hulseman	69	Director
Georgia S. Hulseman	72	Director
Daniel S. O’Connell	51	Director
Norman W. Alpert	46	Director

Robert L. Hulseman is a director and has served as Chairman and Chief Executive Officer of the registrant since January 2004. Mr. Hulseman has served as Chairman and Chief Executive Officer of Solo Illinois since January 1998 and has served as a director of Solo Illinois since April 1956. He began his career in the disposable foodservice and food packaging products industry with Solo Cup Company in 1950. Mr. Hulseman is also the husband of Sheila M. Hulseman, the brother of John F. Hulseman and the brother-in-law of Georgia S. Hulseman.

John F. Hulseman is a director and has served as Vice Chairman of the registrant since January 2004. Mr. Hulseman has served as a director of Solo Illinois since March 1955. He served as President of Solo Illinois from January 1998 to January 2004, he has served as Vice Chairman of Solo Illinois since January 2004 and served as Secretary of Solo Illinois from January 1999 to November 2004. Mr. Hulseman began his career in the disposable foodservice and food packaging products industry with Solo Cup Company in 1950. Mr. Hulseman is also the husband of Georgia S. Hulseman, the brother of Robert L. Hulseman and the brother-in-law of Sheila M. Hulseman.

Ronald L. Whaley is a director and President and Chief Operating Officer of the registrant, having served in these capacities since January 2004. He has also served as President and Chief Operating Officer of Solo Illinois since January 2004. Prior thereto, Mr. Whaley served as Solo Illinois’ Chief Operating Officer and Chief Financial Officer from November 2003 to January 2004, as Chief Operations Officer and Chief Financial Officer from August 2001 to November 2003 and as Chief Financial Officer and Executive Vice President from January 1999 to August 2001. Mr. Whaley has been a director of Solo Illinois since April 1987.

Robert M. Korzenski has served as Executive Vice President – Sales and Marketing since February 2005. Prior thereto, he served as Senior Vice President – Integration; Hoffmaster-Fonda Brands of Solo Cup Company and Solo Illinois since February 2004. Mr. Korzenski served as President of the Hoffmaster brand of Sweetheart from March 2002 until February 2004. Prior to that, Mr. Korzenski served as President and Chief Operating Officer of The Fonda Group, Inc. from March 1998 until March 2002. Prior to that, he was Senior Vice President of The Fonda Group, Inc. since January 1997 and President of the Hoffmaster division since its acquisition by The Fonda Group, Inc. in March 1995.

Susan H. Marks has served as Chief Financial Officer and Executive Vice President of the registrant since January 2004 and as Assistant Secretary since February 2004. She has served as Chief Financial Officer and Executive Vice President of Solo Illinois since January 2004. From July 2002 to January 2004, Ms. Marks served as Senior Vice President, Global Finance, of Solo Illinois. From February 1999 to July 2002, Ms. Marks was the Vice President/Controller of Solo Illinois. Prior to joining Solo Illinois, Ms. Marks served as the Chief Financial Officer of MST Analytics, Inc., a supplier of semiconductor gas monitoring system products, from October 1998 until January 1999.

Kathleen C. Wolf has served as Executive Vice President/Human Resources of the registrant and as Assistant Secretary of Solo Cup Company since January 2004. Ms. Wolf has served as Executive Vice President/Human Resources of Solo Illinois since January 2004 and as Assistant Secretary since February 2004. From July 2002 to January 2004, she served as Senior Vice President, Global Human Resources, of Solo Illinois and prior to that was Vice President, Human Resources beginning in March 2001. Prior to joining Solo Illinois, Ms. Wolf worked for Equity Residential Properties Trust, a real estate investment trust, as Senior Vice President, Human Resources and Administration, from 1997 to March 2000.

Patrick H. Bye has served as Senior Vice President/Operations Integration of the registrant since January 2004. Mr. Bye has served as Senior Vice President/Operations, of Solo Illinois since July 2002 and has been responsible for our lean strategy integration and all engineering and quality management, as well as paper operations. From September 2001 to July 2002, Mr. Bye served as Vice President, Operations, for Solo Illinois and was responsible for manufacturing operations in paper plants. Prior to joining Solo Illinois, Mr. Bye worked for Acco Brands, Inc., a manufacturer of office products and subsidiary of Fortune Brands, Inc., in various engineering and plant management roles and served as its Vice President, Operations, from March 2000 to June 2001 and as its Vice President, Engineering, from April 1997 to March 2000.

Hans H. Heinsen has served as Senior Vice President and Treasurer of the registrant and Solo Illinois since February 2004. Mr. Heinsen has served as Senior Vice President and Treasurer of Sweetheart since February 2004 and served as Senior Vice President-Finance and Chief Financial Officer of Sweetheart from March 1998 until February 2004. From June 1996 until March 2002, he was Chief Financial Officer of The Fonda Group, Inc., which became an affiliate of Sweetheart in March 1998. Prior to joining Fonda, Mr. Heinsen spent 21 years in a variety of corporate finance positions with The Chase Manhattan Bank, N.A.

Stephen R. LaHood has served as Senior Vice President – Integration of the registrant since June 2004. Prior thereto, he served as Senior Vice President /Supply Chain of the registrant since January 2004. Mr. LaHood has served as Senior Vice President/Supply Chain, for Solo Illinois since September 2003. Prior to joining Solo Illinois, Mr. LaHood worked for IKON Office Solutions, Inc., a distributor of copiers and printer technologies and provider of document management services, as its Vice President, Supply Chain, from September 1999 to January 2003, and prior to that, for Henry Schein, Inc., a distributor of healthcare products to office-based practitioners, as its Senior Vice President, Supply Chain, from July 1991 to September 1999.

Thomas Pasqualini has served as Senior Vice President – Global Supply Chain of the registrant since July 2004. Prior thereto, he served as Senior Vice President/Integration: Sweetheart Brands of the registrant and of Solo Illinois since February 2004. Mr. Pasqualini served as Senior Vice President-Manufacturing and Logistics of Sweetheart since August 2002. Prior to that, he was Vice President of Logistics and Distribution and director of Distribution for five years at Sweetheart.

Jan Stern Reed has served as Senior Vice President, General Counsel and Secretary of the registrant since December 2004. Prior to joining the Company, Ms. Reed served as Associate General Counsel and Corporate Secretary for Baxter International Inc., a global developer and manufacturer of products used in the health care field, from February 1997 through November 2004, and also served as its Chief Governance Officer from March 2003 through November 2004.

Anil R. Shah has served as Senior Vice President/Operations of the registrant since January 2004. Mr. Shah has served as Senior Vice President/Operations, of Solo Illinois since July 2002. From September

1999 to July 2002, Mr. Shah served as Vice President of Thermoforming of Solo Illinois. Prior to joining Solo Illinois, Mr. Shah worked at Owens-Illinois, Inc., a manufacturer of glass and plastic packaging products, as a regional manager in charge of manufacturing operations and new product development from November 1995 to September 1999.

Sheila M. Hulseman is a director of the registrant, having served in that capacity since January 2004. Ms. Hulseman has served as a director of Solo Illinois since April 1989. Ms. Hulseman is also the wife of Robert L. Hulseman and the sister-in-law of John F. Hulseman and Georgia S. Hulseman.

Georgia S. Hulseman is a director of the registrant, having served in that capacity since January 2004. Ms. Hulseman has served as a director of Solo Illinois since April 1989. Ms. Hulseman is also the wife of John F. Hulseman and the sister-in-law of Robert L. Hulseman and Sheila M. Hulseman.

Daniel S. O’Connell is a director of the registrant, having served in that capacity since February 2004. Mr. O’Connell founded Vestar Capital Partners in April 1988 and has served as its Chief Executive Officer since that time. Prior to founding Vestar Capital Partners, Mr. O’Connell was a Managing Director and Co-Head of the Management Buyout Group at The First Boston Corporation. Mr. O’Connell is currently a director of Birds Eye Foods, Inc., FL Selenia SpA, Sunrise Medical, Inc. and St. John Knits International, Inc. In addition, he is a trustee of Brown University and is on the Advisory Board of the Yale University School of Management.

Norman W. Alpert is a director of the registrant, having served in that capacity since February 2004. Mr. Alpert was a founding partner of Vestar Capital Partners and has served as its Managing Director since April 1988. Prior to founding Vestar Capital Partners, Mr. Alpert was a commercial banker at Manufacturers Hanover Trust Company and later was a Vice President of the Management Buyout Group at The First Boston Corporation. Mr. Alpert is currently a director of Gold Toe Corporation.

The board of directors of the Company has determined that it is in the Company’s best interests to have the entire board of directors act as the Company’s audit committee. Accordingly, it does not have a separately designated standing audit committee or other committee performing a similar function. In addition, the board has determined that Norm Alpert and Ronald Whaley qualify as “audit committee financial experts,” as defined by the Securities and Exchange Commission (the “SEC”). Neither of these individuals is “independent,” as defined by the SEC.

The Company has adopted a code of ethics that applies to all of its employees, including its Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Controller. The Corporate Ethics Policy is filed as an exhibit to this Form 10-K. In addition, the Company will provide a copy of its code of ethics, without charge, upon written request to: General Counsel, Solo Cup Company, 1700 Old Deerfield Road, Highland Park, IL 60035.

Item 11. Executive Compensation.

The following table provides information regarding compensation for Solo Cup Company’s Chief Executive Officer and its four other highest-paid executive officers for the year ended December 31, 2004, for services rendered in all capacities to Solo Delaware and its subsidiaries. The five individuals identified in the Summary Compensation Table are referred to as the “named executive officers” throughout this Form 10-K.

Name and Principal Position		Annual Compensation					Long- Term Compen- sation	All Other Compen- sation
	Year	Salary	Bonus		Other		Number of securities underlying options granted
Robert L. Hulseman	2004	$1,100,000	$—		$57,161	(1)	—	$—
Chairman and Chief Executive Officer	2003	$1,100,000	$—		$55,963	(1)	—	$—

John F. Hulseman	2004	$1,100,000	$—		$29,900	(2)	—	$—
Vice Chairman	2003	$1,100,000	$—		$28,957	(2)	—	$—

Ronald L. Whaley	2004	$875,000	$837,900		$215,431	(4)	376,953	$9,182	(5)
President and Chief Operating Officer	2003	$750,000	$837,560	(3)	$234,543	(4)	—	$9,182	(5)

Susan H. Marks	2004	$370,833	$248,430		$35,768	(8)	125,651	$2,423	(5)
Executive Vice President and Chief Financial Officer	2003	$268,750	$84,580	(6)	$11,377	(8)	—	$2,423	(5)

Kathleen C. Wolf	2004	$335,875	$229,320		$37,364	(9)	94,238	$8,463	(5)
Executive Vice President / Human Resources	2003	$212,690	$75,690	(7)	$17,969	(9)	—	$8,463	(5)

(1)	Represents a $27,006 in 2003 and $27,261 in 2004 for automobile allowance; personal tax and accounting services valued at $25,000 for each of 2003 and 2004; and $3,957 in 2003 and $4,900 in 2004 of paid health insurance premiums.

(2)	Represents personal tax and accounting services valued at $25,000 for each of 2003 and 2004 and $3,957 in 2003 and $4,900 in 2004 in paid health insurance premiums.

(3)	For 2003, represents a $343,958 performance-based annual bonus earned in the year ended December 31, 2003 and a deferred benefit in the amount of $493,602 accrued during the year ended December 31, 2003.

(4)

For 2003, represents $96,304 of reimbursement for vacation expenses; $85,797 of tax gross-ups; $19,910 reflecting the market rate of interest on an interest-free loan granted to Mr. Whaley (see Item 13. Certain Relationships and Related Transactions); a $19,862 automobile allowance; $5,000 granted as a scholarship for Mr. Whaley’s child pursuant to the Company’s policy of granting higher education scholarships to children of employees who have worked for more than five years at the company; $4,063 of paid health insurance premiums; $1,748 of reimbursement for health club fees; and $1,859 for excess liability insurance premiums. For 2004, represents $88,572 of reimbursement for vacation expenses; $75,250 of tax gross-ups; $21,039 reflecting the market rate of interest on an interest-free loan granted to Mr. Whaley (see Item 13. Certain Relationships and Related Transactions); a $19,688 automobile allowance; $4,000 granted as a scholarship for Mr. Whaley’s child pursuant to the Company’s policy of granting higher education scholarships to children of employees who have worked for more than five years at the company; $4,962 of paid health insurance premiums; and $1,920 for excess liability insurance premiums.

(5)	Represents whole life insurance premiums paid on behalf of Mr. Whaley, Ms. Marks and Ms. Wolf.

(6)	For 2003, represents a $63,375 performance-based annual bonus earned in the year ended December 31, 2003 and deferred benefit in the amount of $21,205 accrued during the year ended December 31, 2003.

(7)	For 2003, represents a $58,500 performance-based annual bonus earned in the year ended December 31, 2003 and deferred benefit in the amount of $17,190 accrued during the year ended December 31, 2003.

(8)	Represents $5,804 in 2003 and $6,026 in 2004 of an automobile allowance; $4,063 in 2003 and $4,962 in 2004 of paid health insurance premiums; $1,510 in 2003 and $22,860 in 2004 of tax gross-ups; and $1,920 in 2004 for excess liability insurance premiums.

(9)	Represents $10,459 in 2003 and $13,862 in 2004 of an automobile allowance; $2,235 in 2003 and $2,679 in 2004 of paid health insurance premiums; $5,275 in 2003 and $18,903 in 2004 of tax gross-ups; and $1,920 in 2004 for excess liability insurance premiums.

The following table shows information on individual grants of stock options made to the named executive officers in 2004 under SCIC’s Management Investment and Incentive Compensation Plan.

Name	Number of securities underlying options granted (#)		Percent of total options granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date	Grant date fair value ($) (4)
Robert L. Hulseman	—		—	—	—	—
John F. Hulseman	—		—	—	—	—
Ronald L. Whaley	226,172	(1)(3)	18.1%	47.32	2/27/2014	2,313,740
	150,781	(2)(3)	12.1%	47.32	2/27/2014	1,542,490
Susan H. Marks	75,391	(1)(3)	6.0%	47.32	4/14/2014	861,719
	50,260	(2)(3)	4.0%	47.32	4/14/2014	574,472
Kathleen C. Wolf	56,543	(1)(3)	4.5%	47.32	4/14/2014	646,286
	37,695	(2)(3)	3.0%	47.32	4/14/2014	430,854

(1)	These options vest ratably over four years, with 25% vesting on each anniversary date.
(2)	These options vest ratably over five years based on performance measures of debt reduction and EBITDA, as defined in SCIC’s Management Investment and Incentive Compensation Plan.
(3)

Upon a change in control of SCIC or other liquidity event, as such terms are defined in SCIC’s Management Investment and Incentive Compensation Plan, options subject to time-based vesting conditions will become fully vested and exercisable, and options subject to performance-based vesting conditions will also become vested and exercisable in full if SCIC had achieved the target level of performance relating to both cumulative EBITDA and cumulative debt reduction goals for the fiscal year prior to the year of such event. The committee administering the plan has the discretion to accelerate the vesting of the options and to require the exercise of such options prior to the occurrence of a change in control or other liquidity event, or to cancel the options in connection with such event upon payment to the holder of an amount equal to the fair market value of SCIC’s common stock subject to the options less the aggregate option exercise price.

(4)	We used the Black-Scholes option pricing model to value the options as of the grant date. The model assumed: an option term of 7 years; a risk-free interest rate of 3.5 to 4.0 percent; an assumed annual volatility of underlying stock of zero and no dividends being paid. We made no assumptions regarding restrictions on vesting or the likelihood of vesting. For performance-based options, we assumed that all of the vesting conditions would be met.

The following table contains information relating to the exercise of stock options by the named executive officers in 2004, as well as the number and value of their unexercised options as of December 31, 2004.

	Number of securities underlying unexercised options at December 31, 2004		Value of unexercised in-the-money options at December 31, 2004 (1)
Name	Exercisable	Unexercisable
Robert L. Hulseman	—	—	—
John F. Hulseman	—	—	—
Ronald L. Whaley	56,543	320,410	—
Susan H. Marks	18,847	106,804	—
Kathleen C. Wolf	14,133	80,105	—

(1)	At December 31, 2004, there were no unexercised options in-the-money.

Director Compensation

The Company does not pay any compensation to its directors; however, it does reimburse reasonable expenses for attending board meetings.

Employment Agreements

SCIC and Solo Illinois entered into employment agreements with Ronald L. Whaley, Susan H. Marks and Kathleen C. Wolf, as described below.

Under his February 27, 2004 employment agreement, Mr. Whaley will be employed as Chief Operating Officer and President for a term of five years, which term will automatically be extended for successive one-year periods commencing at the end of the initial term unless earlier terminated by SCIC or Mr. Whaley. In addition to base salary, which is reviewed annually and can be increased but not decreased, Mr. Whaley is eligible to receive an annual bonus equal to a percentage of annual salary based on the achievement of target EBITDA levels and debt reduction amounts with a target bonus equal to 95% of his base salary.

Upon a termination of employment due to death or disability, SCIC will pay to Mr. Whaley all accrued and unpaid base salary and bonus and a pro rated annual bonus for the year in which the termination occurs.

If Mr. Whaley terminates his employment for “good reason” or SCIC terminates Mr. Whaley’s employment without “cause,” SCIC will pay to Mr. Whaley all accrued and unpaid base salary and bonus, a pro rated annual bonus for the year in which the termination occurs, and a lump sum severance amount equal to two times (or, if such termination of employment occurs within 60 days prior to or two years following a change of control, three times) the sum of his annual base salary and target bonus. Additionally, SCIC will provide Mr. Whaley with continued coverage under SCIC’s welfare benefit programs for one year or until Mr. Whaley obtains similar coverage by a new employer.

Ms. Marks and Ms. Wolf are each party to employment agreements dated April 14, 2004. Each employment agreement has a term of three years, which term will automatically be extended for successive one-year periods commencing at the end of the initial term unless earlier terminated by SCIC or the executive. In addition to base salary (which is reviewed annually and can be increased but not decreased), each executive is eligible to receive an annual bonus equal to 65% percent of her annual salary based on the achievement of target EBITDA levels and debt reduction amounts.

Upon a termination of employment due to death or disability, SCIC will pay to the executive all accrued and unpaid base salary and bonus, and a pro rated annual bonus for the year in which the termination occurs.

If the executive terminates his employment for “good reason” or SCIC terminates the executive’s employment without “cause,” as such terms are defined in the employment agreements, SCIC will pay to the executive all accrued and unpaid base salary and bonus, and a severance amount equal to the greater of (A) the amount of base salary that would have been paid over the remainder of the then current agreement term and (B) one and one-half times annual base salary. Additionally, SCIC will provide the executive with continued coverage under SCIC’s welfare benefit programs for the above-described severance period or until the executive obtains similar coverage by a new employer.

In addition, during 2004 Mr. Whaley, Ms. Marks and Ms. Wolf, converted amounts formerly accrued to deferred compensation accounts pursuant to the executive’s prior employment agreement with Solo Illinois into convertible preferred units (“CPUs”) issued under SCIC’s Management Investment and Incentive Compensation Plan. The CPUs are subject to all of the terms and conditions of the plan and a Convertible Preferred Unit Award Agreement between the executive and the Company. Mr. Whaley converted his deferred compensation account into 1,907 CPUs, Ms. Marks converted her deferred compensation account into 32 CPUs, and Ms. Wolf converted her deferred compensation account into 27 CPUs. The CPUs are held for the account of the executive and generally entitle the executive to dividend equivalent rights as well as the right to participate in certain distributions, sales proceeds, redemption events and conversion rights to the same extent as the holders of SCIC’s convertible participating preferred shares. Upon a change in control or other liquidity event, as such terms are defined in the plan, the executive will be entitled to receive a distribution of the CPUs, together with any accrued dividend equivalents, held for the account of the executive. Such distribution will generally be made in the form of the SCIC’s convertible participating preferred shares on a one-for-one basis, or in the form of the SCIC’s common stock, cash, or other marketable securities to the extent that the convertible participating preferred shares of SCIC are so converted in connection with the change in control or other liquidity event.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2004, the entire board of directors of the Company determined executive compensation. None of our executive officers served as a director or member of the compensation committee or other board committee performing equivalent functions of another corporation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of the Company’s outstanding capital stock is owned by its parent company, SCIC. The following table presents the beneficial ownership of SCIC’s voting stock as of March 10, 2005 by the Company’s directors and named executive officers during the year ended December 31, 2004, by the Company’s directors and executive officers as a group and by other persons that beneficially own in excess of 5% of SCIC’s voting stock. As of March 10, 2005, 10,425,100 shares of common stock of SCIC and 240,967 shares of convertible participating preferred stock (“CPPS”) of SCIC were outstanding.

All persons listed in the table below have sole voting and investment power with respect to their shares, except as indicated otherwise. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Solo Cup Company, 1700 Old Deerfield Road, Highland Park, Illinois 60035. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) under which, in general, persons having voting or investment power with respect to a security are beneficial owners of that security. Shares of capital stock issuable pursuant to options or convertible securities, to the extent those options or convertible securities are exercisable or convertible, as applicable, within 60 days as of March 10, 2005, are treated as beneficially owned and outstanding for the purpose of computing the percentage ownership of the person holding the option or convertible security, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Common Stock				Convertible Preferred Stock
Name of Beneficial Owner	Shares Beneficially Owned		Percent of Class Beneficially Owned		Shares Beneficially Owned	Percent of Class Beneficially Owned	Stock Options Exercisable Within 60 Days
SCC Holding Company LLC(1)	10,425,100		100.0	%(2)	—	—	—
Vestar Capital Partners IV, L.P. and affiliates(3)	5,071,200	(4)	32.7	%(4)	240,000	99.6%	—
Robert L. Hulseman(5)	10,425,100		100.0	%(2)	—	—	—
Ronald L. Whaley(6)	56,543		*	(7)	—	—	56,543
John F. Hulseman(5)	10,425,100		100.0	%(2)	—	—	—
Susan H. Marks(6)	20,263	(8)	*	(8)	67	*	18,847
Kathleen C. Wolf(6)	17,791	(8)	*	(8)	173	*	14,135
Sheila M. Hulseman(9)	10,425,100		100.0	%(2)	—	—	—
Georgia M. Hulseman(10)	10,425,100		100.0	%(2)	—	—	—
Daniel S. O’Connell(3)	5,071,200	(4)	32.7	%(4)	240,000	99.6%	—
Norman W. Alpert(3)	5,071,200	(4)	32.7	%(4)	240,000	99.6%	—
All directors and executive officers as a group (16 persons)(3)(4)(5)(8)(9)(10)	15,694,127	(9)	100.0%		240,940	100.0%	177,965

*	Indicates less than 1% ownership.

(1)	Each of Robert L. and John F. Hulseman hold 50% of the voting membership interests of SCC Holding Company LLC.

(2)	If the issued and outstanding shares of CPPS convert into shares of common stock, this percentage would decrease to 67.2%.

(3)

Vestar Capital Partners IV, L.P. owns 216,071 shares of CPPS, Vestar Cup Investment, LLC owns 18,929 shares of CPPS and Vestar Cup Investment II, LLC owns 5,000 shares of CPPS. Vestar Capital Partners IV, L.P. is the managing member of both Vestar Cup Investment, LLC and Vestar Cup Investment II, LLC. Vestar Capital Partners IV, L.P. is a Delaware limited partnership the general partner of which is Vestar Associates IV, L.P., a Delaware limited partnership. The general partner of Vestar Associates IV, L.P. is

Vestar Associates Corporation IV, a Delaware corporation. The board of directors of Vestar Associates Corporation IV consists solely of Daniel S. O’Connell, who also serves as its President and Chief Executive Officer. Norman W. Alpert serves as a Managing Director of Vestar Capital Partners. Mr. O’Connell, as an executive officer and the sole director of Vestar Associates Corporation IV, and Mr. Alpert, as a Managing Director of Vestar Capital Partners, may be deemed to share beneficial ownership of Vestar Capital Partners IV, L.P.’s shares of Solo Cup Investment Corporation common stock and CPPS. Each of Mr. O’Connell and Mr. Alpert disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein. The address of Vestar Capital Partners IV, L.P. is 245 Park Avenue, 41st Floor, New York, New York 10167.

(4)	Represents beneficial ownership of shares of common stock issuable upon conversion of the CPPS.

(5)	Each of Robert L. and John F. Hulseman hold 50% of the voting membership interests of SCC Holding Company LLC and, as a result, may be deemed to beneficially own the shares of SCIC common stock held by SCC Holding Company LLC. Each of Robert L. and John F. Hulseman disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein.

(6)	Mr. Whaley, Ms. Marks and Ms. Wolf converted amounts formerly accrued to their deferred compensation accounts with Solo Illinois pursuant to their prior employment agreements into CPUs, with terms and conditions as set forth in the executive’s CPU award agreement, as follows: Mr. Whaley - 1,907; Ms. Marks – 32; and Ms. Wolf – 27. These units are not reflected as shares owned in the table above.

(7)	Includes beneficial ownership of shares of common stock issuable upon exercise of stock options exercisable within 60 days of March 10, 2005.

(8)	Includes beneficial ownership of shares of common stock issuable upon exercise of stock options exercisable within 60 days of March 10, 2005 and shares of common stock issuable upon conversion of CPPS.

(9)	Consists of shares owned by Robert L. Hulseman, Sheila M. Hulseman’s husband, which may be deemed to be beneficially owned by her. Sheila M. Hulseman disclaims beneficial ownership of those shares except to the extent of her pecuniary interest therein.

(10)	Consists of shares owned by John F. Hulseman, Georgia M. Hulseman’s husband, which may be deemed to be beneficially owned by her. Georgia M. Hulseman disclaims beneficial ownership of those shares except to the extent of her pecuniary interest therein.

(11)	Includes 5,091,062 shares of common stock issuable upon conversion of the CPPS.

Item 13. Certain Relationships and Related Transactions.

Robert L. Hulseman, who is John F. Hulseman’s brother and the husband of Sheila M. Hulseman, is the Chairman and Chief Executive Officer of Solo Delaware. John F. Hulseman, who is Robert L. Hulseman’s brother and the husband of Georgia S. Hulseman, is the Vice Chairman of Solo Delaware. Robert L. and John F. Hulseman also each hold 50% of the voting membership interests of SCC Holding Company LLC, which owns 67.2% of the voting stock of SCIC, the parent company of Solo Delaware. In addition, Robert L., Sheila M., John F. and Georgia S. Hulseman are directors of Solo Delaware.

In connection with the SF Holdings Acquisition, SCIC and Solo Delaware entered into a management agreement with SCC Holding Company LLC providing for, among other things, the payment by SCIC to SCC Holding Company LLC or an affiliate or successor of SCC Holding Company LLC of an annual advisory fee of $2.5 million. SCC Holding Company LLC is also party to a registration rights agreement with SCIC and Vestar. In addition, SCC Holding Company LLC, Solo Delaware, Vestar, and our executive officers are parties to a stockholders’ agreement and the stockholder registration rights agreement with SCIC relating to, among other things, ownership of, and registration rights with respect to, voting stock in SCIC. Robert L. Hulseman and John F. Hulseman, as a result of their ownership of voting and non-voting membership interests in SCC Holding Company LLC, have economic interests of 0.2758% and 0.8512%, respectively, in SCC Holding Company LLC. Ten children of Robert L. and Sheila M. Hulseman each have economic interests in SCC Holding Company LLC, either directly or as beneficiaries of trusts, of 4.9765%; and six children of John F. and Georgia S. Hulseman each have economic interests in SCC Holding Company LLC, either directly or as beneficiaries of trusts, of 8.1859% (in the case of two of the children), 8.1841% (in the case of three of the children) and 8.1849% (in the case of the remaining child).

The Company retains as consultants from time to time various children of Robert L. and Sheila M. Hulseman and of John F. and Georgia S. Hulseman. These consultants receive consulting fees from the Company and health insurance at Solo Delaware’s expense. During 2004, the Company retained as consultants six children of Robert L. and Sheila M. Hulseman and five children of John F. and Georgia S. Hulseman, paying aggregate consulting fees and benefits of approximately $184,000 in 2004 in connection with these consulting arrangements.

The Company currently employs Robert L. and Sheila M. Hulseman’s son, Paul J. Hulseman, as Senior Vice President, Wheeling facility. In this capacity, he received salary and benefits of approximately $371,700 in 2004. The Company currently employs Robert L. and Sheila M. Hulseman’s son, Thomas J. Hulseman, as a marketing director. In this capacity, he received salary and benefits of approximately $213,700 in 2004. The Company currently employs Robert L. and Sheila M. Hulseman’s son in law, Joseph P. Kovach, as a Vice President - Operations. In this capacity, he received salary and benefits of approximately $362,900 in 2004. The Company currently employs Robert L. and Sheila M. Hulseman’s son, Richard L. Hulseman, as a Vice President. In this capacity, he received salary and benefits of approximately $300,300 in 2004. The Company currently employs John F. and Georgia S. Hulseman’s son, James R. Hulseman, as Vice President, Global Quality Initiatives. In this capacity, he received salary and benefits of approximately $405,500 in 2004. The Company currently employs John F. and Georgia S. Hulseman’s son, John D. Hulseman, as a facility manager. In this capacity, he received salary and benefits of approximately $67,000 in 2004.

On February 27, 2004, Vestar, purchased for cash $240.0 million in convertible participating preferred stock (“CPPS”) of SCIC. As a result of Vestar’s ownership of the CPPS, which is convertible into SCIC common stock, Vestar controls 32.7% of the voting stock of SCIC.

Daniel S. O’Connell and Norman W. Alpert, two of the seven directors of each of SCIC and Solo Delaware were appointed by Vestar pursuant to the terms of the convertible participating preferred stock owned by Vestar. Mr. O’Connell is the President, Chief Executive Officer and sole director of Vestar Associates Corporation IV, the general partner of Vestar Associates IV, L.P., the general partner of Vestar Capital Partners. Mr. Alpert serves as a Managing Director of Vestar Capital Partners.

In connection with its $240.0 million equity investment, Vestar entered into a preferred stock purchase agreement with SCIC; a stockholders’ agreement with SCIC, Solo Cup Company, SCC Holding Company LLC and other stockholders of SCIC; a registration rights agreement with SCIC and SCC Holding Company LLC and other stockholders of SCIC; and a management agreement with SCIC and Solo Cup Company.

Pursuant to the terms of the preferred stock purchase agreement, in 2004, SCIC paid to Vestar a $4.0 million initial advisory fee and reimbursed Vestar $2,313,300 for certain of its out-of-pocket expenses and legal fees related to the SF Holdings Acquisition. Pursuant to the management agreement, SCIC and Solo Delaware paid Vestar in 2004 an annual advisory fee of $673,200, plus $47,000 for reimbursement of its out-of-pocket expenses.

On August 4, 1999, we extended an interest free loan in the amount of $1.7 million to Ronald L. Whaley, our President and Chief Operating Officer, pursuant to his previous employment agreement. The employment agreement provides for the loan to be repaid out of the net proceeds of Mr. Whaley’s annual bonuses through August 3, 2009. To the extent that Mr. Whaley’s annual bonus falls below the amount corresponding to the annual prorated portion of the initial principal amount of the loan, the employment agreement provides that the loan will be forgiven as if a bonus in the amount of that annual prorated portion had been paid. As of December 31, 2004, the outstanding principal amount of the loan was approximately $852,000.

During each of the last three fiscal years, Solo Illinois performed various functions free of charge on behalf of the holders of Solo Illinois’s voting and nonvoting stock, comprising Robert F. and John L. Hulseman and their respective children, including preparation of personal income tax returns and accounting and tax return preparation for the Solo Cup Foundation. Solo Delaware has maintained those arrangements on behalf of these individuals and their family members during 2004.

In 2004, the Company paid $47,532 for materials and services from entities owned by members of the Hulseman family.

Item 14. Principal Accountant Fees and Services.

Relationship with Independent Public Accountants

The Board of Directors, which serves as the Company’s audit committee, has reappointed KPMG LLP as the Company’s independent public accountants for 2004. KPMG LLP has served as the independent public accountants for the Company since 2002. Since July 13, 2004, when the Company became a registrant, the Board of Directors has pre-approved all audit and non-audit services provided by KPMG LLP. KPMG LLP’s fees for the years ended December 31, 2004 and 2003 were as follows (in thousands):

	2004	2003
Audit Fees (1)	$1,896	$671
Audit Related Fees (2)	4,241	1,149
Tax Fees (3)	158	148
All Other Fees (4)	—	143

Total	$6,295	$2,111

(1)	Audit Fees consisted of work performed for the audit of financial statements, quarterly financial statement reviews, statutory audits, and filings with the Securities and Exchange Commission.
(2)	Audit Related Fees consisted of services that are traditionally performed by the independent auditor, including employee benefit plan audits and due diligence related to mergers, acquisitions and other matters, as well as the S-4 registration statement.
(3)	Tax Fees consisted of all services performed by the independent auditor’s tax personnel, except those related to the audit of financial statements.
(4)	All Other Fees consisted of non-audit-related services including consultation regarding certain litigation support.

The Board of Directors reviews all relationships between KPMG LLP and Solo Cup Company, including the provision of non-audit services, which may relate to the auditor’s independence. The Board of Directors’ pre-approval is required to retain KPMG LLP for any services and for the fees payable for such services.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Financial Statements:

See Item 8, “Financial Statements,” on page 29 of this document.

2.	Financial Statement Schedule and related Report of Independent Registered Public Accounting Firm:

See “Schedule II—Valuation and Qualifying Accounts” and the related Report of Independent Registered Public Accounting Firm included herein. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Item 8.

3.	Exhibits:

See Index of Exhibits beginning on page 91 of this document.

Report of Independent Registered Public Accounting Firm on Supplemental Schedule

The Board of Directors and Shareholders

Solo Cup Company:

Under date of March 11, 2005, we reported on the consolidated balance sheets of Solo Cup Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Part IV, Item 15(a)2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Chicago, Illinois

March 11, 2005

Schedule II—Valuation and Qualifying Accounts

Valuation and qualifying accounts are comprised of allowance for doubtful accounts, allowance for discounts and deductions and inventory obsolescence reserves. The changes in these accounts for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	Beginning balance	Charged to income	Charged to other accounts (1)(2)	Deductions	Ending balance
Allowance for doubtful accounts
2004	$3,900	$340	$3,112	$(1,057)	$6,295
2003	3,500	778	79	(457)	3,900
2002	3,630	566	153	(849)	3,500

Allowance for discounts and deductions
2004	$10,488	$6,908	$9,050	$(859)	$25,587
2003	8,781	1,707	—	—	10,488
2002	10,025	(1,245)	—	—	8,781

Inventory obsolescence reserves
2004	$1,570	$1,554	$13,697	$(3,826)	$12,995
2003	1,510	1,019	30	(989)	1,570
2002	2,769	(302)	28	(985)	1,510

(1)	Charged to other accounts include recoveries received and cumulative translation adjustment for translation of foreign accounts.
(2)	In 2004, charged to other accounts include the impact of the acquisition of SF Holdings of $4.2 million of allowance for doubtful accounts (partially offset by the reversal of reserves established for DSC), $8.9 million of allowance for discounts and deductions and $13.5 million of inventory obsolescence reserves.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLO CUP COMPANY

By:	/s/ Susan H. Marks
Susan H. Marks Chief Financial Officer, Executive Vice President and Assistant Secretary

(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Title	Signature
Robert L. Hulseman	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	/s/ Robert L. Hulseman
March 11, 2005

Ronald L. Whaley	President, Chief Operating Officer and Director	/s/ Ronald L. Whaley
March 11, 2005

Susan H. Marks	Chief Financial Officer, Executive Vice President and Assistant Secretary (Principal Financial and Accounting Officer)	/s/ Susan H. Marks
March 11, 2005

Sheila M. Hulseman	Director	/s/ Sheila M. Hulseman
March 11, 2005

Daniel S. O’Connell	Director	/s/ Daniel S. O’Connell
March 11, 2005

Norman W. Alpert	Director	/s/ Norman W. Alpert
March 11, 2005

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders of Solo Cup Company.

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-K OF SOLO CUP COMPANY

FOR THE YEAR ENDED DECEMBER 31, 2004

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 22, 2003, by and among Solo Cup Company, Solo Acquisition Corp. and SF Holdings Group, Inc. (incorporated by reference from Exhibit 2.1 to the Form S-4 filed on June 24, 2004).

2.2	Amendment No. 1, dated as of February 27, 2004, to the Agreement and Plan of Merger, dated as of December 22, 2003, by and among Solo Cup Company, Solo Acquisition Corp. and SF Holdings Group, Inc. (incorporated by reference from Exhibit 2.2 to the Form S-4 filed on June 24, 2004).

3.1	Amended and Restated Certificate of Incorporation of Solo Cup Company, a Delaware corporation (incorporated by reference from Exhibit 3.1 to the Form S-4 filed on June 24, 2004).

3.2	Amended and Restated By-laws of Solo Cup Company, a Delaware corporation (incorporated by reference from Exhibit 3.2 to the Form S-4 filed on June 24, 2004).

4.1	Indenture, dated as of February 27, 2004, by and among Solo Cup Company, a Delaware corporation, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Form S-4 filed on June 24, 2004).

4.2	Form of 8 1/2% Senior Subordinated Notes (included in Exhibit 4.2) (incorporated by reference from Exhibit 4.3 to the Form S-4 filed on June 24, 2004).

4.3	First Supplemental Indenture dated as of June 18, 2004, by and among Solo Cup Company, a Delaware corporation, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.4 to the Form S-4 filed on June 24, 2004).

4.4	Certificate of Designations of Convertible Participating Preferred Stock of Solo Cup Investment Corporation (incorporated by reference from Exhibit 4.5 to the Form S-4 filed on June 24, 2004).

4.5	Certificate of Designations of Redeemable Preferred Stock of Solo Cup Investment Corporation (incorporated by reference from Exhibit 4.6 to the Form S-4 filed on June 24, 2004).

10.1	Solo Cup Investment Corporation 2004 Management Investment and Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 to the Form S-4 filed on June 24, 2004). *

10.2	Form of Solo Cup Investment Corporation Stock Option Award Agreement under the 2004 Management Investment and Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 to the Form S-4 filed on June 24, 2004). *

10.3	Form of Convertible Preferred Unit Award Agreement (incorporated by reference from Exhibit 10.3 to the Form S-4 filed on June 24, 2004). *

10.4	Plan Document and Summary Plan Description for Solo Management Company Benefit Plan (incorporated by reference from Exhibit 10.4 to the Form S-4 filed on June 24, 2004). *

10.5	Employment Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Ronald L. Whaley (incorporated by reference from Exhibit 10.5 to the Form S-4 filed on June 24, 2004). *

10.6	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Patrick H. Bye (incorporated by reference from Exhibit 10.6 to the Form S-4 filed on June 24, 2004). *

10.7	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and William R. Coad (incorporated by reference from Exhibit 10.7 to the Form S-4 filed on June 24, 2004). *

10.8	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Hans H. Heinsen (incorporated by reference from Exhibit 10.8 to the Form S-4 filed on June 24, 2004). *

10.9	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Stephen R. LaHood (incorporated by reference from Exhibit 10.9 to the Form S-4 filed on June 24, 2004). *

10.10	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Susan H. Marks (incorporated by reference from Exhibit 10.10 to the Form S-4 filed on June 24, 2004). *

10.11	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Robert M. Korzenski (incorporated by reference from Exhibit 10.11 to the Form S-4 filed on June 24, 2004). *

10.12	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Thomas Pasquilini (incorporated by reference from Exhibit 10.12 to the Form S-4 filed on June 24, 2004). *

10.13	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Anil R. Shah (incorporated by reference from Exhibit 10.13 to the Form S-4 filed on June 24, 2004). *

10.14	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Kathleen C. Wolf (incorporated by reference from Exhibit 10.14 to the Form S-4 filed on June 24, 2004). *

10.15	Credit Agreement, dated as of February 27, 2004, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 10.15 to the Form S-4 filed on June 24, 2004).

10.16	Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and Vestar Capital Partners (incorporated by reference from Exhibit 10.16 to the Form S-4 filed on June 24, 2004).

10.17	Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and SCC Holding Company LLC (incorporated by reference from Exhibit 10.17 to the Form S-4 filed on June 24, 2004).

10.18	Stockholders’ Agreement, dated as of February 27, 2004, among Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding Company LLC, Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and Ronald L. Whaley (Patrick H. Bye, William R. Coad, Hans H. Heinsen, Robert M. Korzenski, Stephen R. LaHood, Susan H. Marks, Thomas Pasqualini, Anil R. Shah and Kathleen C. Wolf became parties to the Stockholders’ Agreement effective April 14, 2004 by executing a joinder agreement in the form of Exhibit 10.19) (incorporated by reference from Exhibit 10.18 to the Form S-4 filed on June 24, 2004).

10.19	Form of Joinder to Stockholders’ Agreement (incorporated by reference from Exhibit 10.19 to the Form S-4 filed on June 24, 2004).

10.20	Registration Rights Agreement, dated as of February 27, 2004, between Solo Cup Investment Corporation, SCC Holding Company LLC, Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, and Ronald L. Whaley (Patrick H. Bye, William R. Coad, Hans H. Heinsen, Robert M. Korzenski, Stephen R. LaHood, Susan H. Marks, Thomas Pasqualini, Anil R. Shah and Kathleen C. Wolf became parties to the Stockholders’ Agreement effective April 14, 2004 by executing a joinder agreement in the form of Exhibit 10.21) (incorporated by reference from Exhibit 10.20 to the Form S-4 filed on June 24, 2004).

10.21	Form of Joinder to Registration Rights Agreement (incorporated by reference from Exhibit 10.21 to the Form S-4 filed on June 24, 2004).

10.22	Agreement entered into as of the first day of January 2002, by and between Solo Cup Company, an Illinois corporation, and DSC Logistics, Inc. (incorporated by reference from Exhibit 10.24 to the Form S-4 filed on June 24, 2004).

10.23	Credit Agreement dated as of September 24, 2004 between Lily Cups Inc. as Borrower and GE Canada Finance Holding Company as Agent and Lender (incorporated by reference from Exhibit 4.7 to the Form 10-Q filed on November 5, 2004).

10.24	Employment Agreement, dated as of November 30, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Jan Stern Reed (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on December 3, 2004). *

10.25	Settlement Agreement, dated as of February 16, 2005, between Solo Cup Company, an Illinois corporation, and DSC Logistics, Inc., an Indiana corporation (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on February 18, 2005).

14.1	Solo Cup Company’s Corporate Ethics Policy.

21	List of Subsidiaries of Solo Cup Company, a Delaware corporation.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Operating Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or a compensatory plan or agreement.