Form 10-Q
period 2005-03-31
Solo Cup CO
filed 2005-05-12
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 333-116843

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

The number of shares outstanding of the Registrant’s common stock as of May 12, 2005:

Common Stock, $0.01 par value - 100 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,975	$15,855
Cash in escrow	15,000	15,000
Accounts receivable:
Trade, less allowance for doubtful accounts of $6,773 and $6,295	240,865	222,546
Other	23,253	26,954
Inventories	375,150	352,377
Spare parts	30,035	31,556
Deferred income taxes	52,754	52,594
Prepaid expenses	12,540	12,222
Other current assets	5,285	3,433

Total current assets	771,857	732,537

Property, plant and equipment, net	808,810	828,750
Spare parts	12,368	11,067
Goodwill	256,569	239,768
Intangible assets, net	35,182	37,512
Restricted cash	—	1,905
Deferred financing fees, net	29,439	29,619
Other assets	18,954	22,628

Total assets	$1,933,179	$1,903,786

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$179,133	$150,483
Accrued payroll and related costs	68,106	68,391
Accrued customer allowances	31,828	30,868
Accrued expenses and other current liabilities	49,387	62,496
Short-term debt	1,455	3,603
Current maturities of long-term debt	8,724	9,778
Income taxes payable	1,684	5,419

Total current liabilities	340,317	331,038

Long-term debt, net of current maturities	1,052,384	1,004,747
Deferred income taxes	35,028	58,430
Pensions and other postretirement benefits	73,964	76,275
Other liabilities	22,153	5,073

Total liabilities	1,523,846	1,475,563

Minority interest	993	1,073

Shareholder’s equity:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	259,269	259,080
Retained earnings	142,913	161,481
Accumulated other comprehensive income	6,158	6,589

Total shareholder’s equity	408,340	427,150

Total liabilities and shareholder’s equity	$1,933,179	$1,903,786

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three months ended March 31,
	2005	2004
Net sales	$546,093	$327,296
Cost of goods sold	497,598	290,372

Gross profit	48,495	36,924

Selling, general and administrative expenses	60,904	45,685
Loss on sale of property, plant and equipment	774	3

Operating loss	(13,183)	(8,764)

Interest expense, net of interest income of $89 and $89	17,073	8,346
Prepayment penalties	—	30,690
Loss on debt extinguishment	—	916
Foreign currency exchange loss (gain), net	807	(1,374)
Other (income) expense, net	(113)	768

Loss before income taxes and minority interest	(30,950)	(48,110)

Income tax (benefit) provision	(12,380)	10,548
Minority interest	(2)	11

Net loss	$(18,568)	$(58,669)

Comprehensive income (loss):

Net loss	$(18,568)	$(58,669)
Foreign currency translation adjustment	(1,723)	2,296
Unrealized investment gain (net of income taxes of $68)	100	—
Unrealized gain on cash flow hedge (net of income taxes of $746)	1,192	—

Comprehensive loss	$(18,999)	$(56,373)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder’s equity
	Shares	Amount
Balance at December 31, 2004	100	$—	$259,080	$161,481	$6,589	$427,150
Net loss (Unaudited)	—	—	—	(18,568)	—	(18,568)
Contributed capital from parent (Unaudited)	—	—	100	—	—	100
Compensation expense on CPUs (Unaudited)	—	—	89	—	—	89
Foreign currency translation adjustment (Unaudited)	—	—	—	—	(1,723)	(1,723)
Unrealized investment gain, net of tax of $68 (Unaudited)	—	—	—	—	100	100
Unrealized gain on cash flow hedge, net of tax of $746 (Unaudited)	—	—	—	—	1,192	1,192

Balance at March 31, 2005 (Unaudited)	100	$—	$259,269	$142,913	$6,158	$408,340

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,568)	$(58,669)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,587	15,450
Deferred finance fee amortization	1,226	362
Loss on sale of property, plant and equipment	774	3
Loss on debt extinguishment	—	916
Minority interest	(2)	11
Deferred income taxes	(12,669)	9,390
Foreign currency exchange loss (gain), net	807	(1,374)
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(15,806)	(10,532)
Inventories	(25,019)	(11,296)
Prepaid expenses, other current assets and other assets	5,912	(5,020)
Accounts payable	29,038	(23,794)
Accrued expenses and other current liabilities	(22,766)	4,792
Other liabilities	(2,573)	2,737
Other, net	135	296

Net cash used in operating activities	(33,924)	(76,728)

CASH FLOWS FROM INVESTING ACTIVITIES

Payment for business acquisitions, net of cash acquired	—	(869,814)
Purchase of property, plant and equipment	(16,283)	(9,852)
Proceeds from sale of property, plant and equipment	5,614	927
Increase in cash in escrow	—	(4,997)

Net cash used in investing activities	(10,669)	(883,736)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under revolving credit facilities	49,429	53,000
Borrowings under the term notes	—	650,000
Borrowings under the 8.5% Senior Subordinated Notes	—	325,000
Borrowings under the Securitization Facility	—	5,000
Borrowings under the 364-day revolving credit agreement	—	16,500
Proceeds from sale of common stock	—	229,627
Contribution of capital from parent	100	—
Repayments of the 7.08% Senior Notes	—	(160,000)
Repayments of the 3.67% Yen-denominated Senior Notes	—	(44,170)
Repayments of the interest rate swap	—	(1,656)
Repayments of the Securitization Facility	—	(27,800)
Repayments of the 364-day revolving credit agreement	—	(29,500)
Repayments of the term notes	(2,406)	—
Repayments of other debt	(2,233)	(250)
Debt issuance costs	(1,046)	(30,584)
Dividends paid	—	(13,000)
Decrease in restricted cash	1,905	234

Net cash provided by financing activities	45,749	972,401

Effect of exchange rate changes on cash	(36)	58

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,120	11,995

CASH AND CASH EQUIVALENTS, beginning of period	15,855	3,269

CASH AND CASH EQUIVALENTS, end of period	$16,975	$15,264

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$24,633	$2,597

Income taxes paid	$2,989	$720

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

As used in these notes, unless the context otherwise requires, the “Company” shall refer to Solo Cup Company, a Delaware corporation (“Solo Delaware”) which is the holding company for Solo Cup Company, an Illinois corporation (“Solo Illinois”), and its subsidiaries and SF Holdings Group, Inc. and its subsidiaries (“SF Holdings”), including Sweetheart Cup Company Inc. (“Sweetheart”). The Company is a wholly owned subsidiary of Solo Cup Investment Corporation, a Delaware corporation (“SCIC”). SCC Holding Company LLC, a Delaware limited liability company (“SCC Holding”) and Vestar Capital Partners (“Vestar”) own 67.2% and 32.7% of SCIC, respectively. Company management holds the remaining 0.1% of SCIC.

Effective February 22, 2004, the predecessor company, Solo Illinois, became a wholly-owned subsidiary of Solo Delaware. Solo Delaware is a holding company, the material assets of which are 100% of the capital stock of Solo Illinois and 100% of the capital stock of SF Holdings.

On February 27, 2004, with an effective date of February 22, 2004, the Company acquired 100.0% of the outstanding stock of SF Holdings. The results of operations for the Company include the accounts of SF Holdings from February 22, 2004.

The information included in the accompanying interim consolidated financial statements of the Company is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results and cash flows for these periods. Results for the interim periods are not necessarily indicative of results expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2004 included in its annual report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on previously reported net income (loss).

(2) ACQUISITIONS

On February 27, 2004, with an effective date of February 22, 2004, the Company consummated the purchase of 100.0% of the issued and outstanding capital stock of SF Holdings (the “SF Holdings Acquisition”). SF Holdings is one of the largest converters and marketers of plastic and paper disposable foodservice and food packaging products in North America. The results of operations of SF Holdings are included in the consolidated financial statements of the Company from February 22, 2004.

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

The funding of the SF Holdings Acquisition was made through bank financing, bonds and private investment. The SF Holdings Acquisition resulted in goodwill of $158.0 million that is not tax deductible and $45.0 million of acquired intangible assets with a weighted average useful life of approximately five years. These intangible assets consisted of trademarks and trade names of $22.2 million with an estimated useful life of five years, Trophy manufacturing technology valued at $21.1 million with an estimated useful life of five years, and $1.7 million of other intangible assets with an estimated useful life of three years.

The following are the amounts assigned to the acquired assets and liabilities (in millions):

Purchase price	$917.2
Less cash in escrow	(15.0)

Adjusted purchase price	$902.2

Cash	$34.2
Accounts receivable	131.2
Inventories	211.6
Other current assets	51.0
Property, plant and equipment	568.7
Intangible assets	45.0
Other assets	16.3

Total assets	$1,058.0

Current liabilities	$210.5
Other liabilities	103.3

Total liabilities	$313.8

Excess of purchase price over assets and liabilities acquired	$158.0

The finalization of the purchase price is pending adjustments to working capital and resolution of claims for indemnification.

The following are the pro forma results assuming that the acquisition had occurred as of January 1, 2003 (in thousands):

	Three months ended March 31,
	2005	2004
Net sales	$546,093	$494,818

Net loss	$(18,568)	$(17,410)

In the third quarter of 2004, management committed to a plan to sell the property for a plant closed in connection with the integration of SF Holdings. The net book value of approximately $1.9 million is classified in other current assets in the Company’s Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004. In the first quarter of 2005, management committed to a plan to sell the property for another plant closed in connection with the integration of SF Holdings. The net book value of approximately $2.3 million is classified in other current assets in the Company’s Consolidated Balance Sheet as of March 31, 2005.

(3) INVENTORIES

The components of inventories are as follows (in thousands):

	March 31, 2005	December 31, 2004
Finished goods	$274,193	$259,919
Work in process	16,074	13,569
Raw materials and supplies	84,883	78,889

Total inventories	$375,150	$352,377

(4) PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s major classes of property, plant and equipment are as follows (in thousands):

	March 31, 2005	December 31, 2004
Land	$52,401	$54,152
Buildings and improvements	304,658	319,531
Machinery and equipment	896,742	887,875
Construction in progress	27,128	21,394

Total property, plant and equipment	1,280,929	1,282,952
Less accumulated depreciation	(472,119)	(454,202)

Property, plant and equipment, net	$808,810	$828,750

Depreciation of property, plant and equipment was $23.3 million and $14.5 million for the three months ended March 31, 2005 and 2004, respectively. Capitalized interest was $0.1 million for the three months ended March 31, 2005 and 2004, respectively.

(5) GOODWILL AND INTANGIBLE ASSETS

The following is a rollforward of the carrying values of goodwill by business segment (in thousands):

	North America	Europe	Asia – Pacific	Total
Balance at December 31, 2004	$198,385	$41,157	$226	$239,768
SF Holdings Acquisition (Note 2)	16,020	—	—	16,020
Erving Paper Products acquisition	287	—	—	287
Translation adjustment	1,088	(584)	(10)	494

Balance at March 31, 2005	$215,780	$40,573	$216	$256,569

As of December 31, 2004, the carrying value of goodwill in North America includes $142.0 million related to the SF Holdings Acquisition (Note 2).

The gross carrying amount of nonamortizable intangible assets as of March 31, 2005 and December 31, 2004 was $0.3 million. The following are the carrying values of amortizable intangible assets (in thousands):

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks and tradenames	$22,200	$4,810	$22,200	$3,700
Manufacturing technology	21,100	4,572	21,100	3,517
Patents, licenses and other	1,760	788	1,760	629

	$45,060	$10,170	$45,060	$7,846

Amortization expense related to intangible assets was $2.3 million and $0 during the three months ended March 31, 2005 and 2004, respectively. The estimated annual amortization expense of intangibles presently owned by the Company is approximately $7 million for the remainder of 2005, $9 million for 2006 through 2008 and $1 million in 2009.

(6) DEBT

Short-term debt and long-term debt, including amounts payable within one year, are as follows (in thousands):

	March 31, 2005	December 31, 2004
Short-term debt:
Yen-denominated short-term bank borrowings	$1,455	$3,603

Long-term debt:
8.5% Senior Subordinated Notes	$325,000	$325,000
Senior Credit Facility – Term Loan	643,500	645,125
Senior Credit Facility – Revolver	78,500	28,700
Canadian Credit Facility – Term Loan	10,321	11,214
Canadian Credit Facility – Revolver	618	1,010
Capital lease obligations	3,169	3,476

Total long-term debt	1,061,108	1,014,525
Less - Current maturities of long-term debt	8,724	9,778

Long-term debt, net of current maturities	$1,052,384	$1,004,747

Canadian Credit Facility

Borrowings under the revolving credit facility bear interest at the Canadian prime rate plus 0.50% or the Canadian bankers acceptance rate plus 1.75%, at the Company’s option. Term loan borrowings bear interest at the Canadian prime rate plus 0.75% or the Canadian bankers acceptance rate plus 2.00%, at the Company’s option. As of March 31, 2005, borrowings under the revolving credit facility and the term loan carried effective interest rates of 4.32% and 4.57%, respectively. As of March 31, 2005, CAD 9.1 million (approximately $7.5 million) was available under the revolving credit facility.

Senior Credit Facility

On March 31, 2005, the Company and SCIC entered into an agreement to amend the term loan facility under its Credit Agreement, dated as of February 27, 2004 (the “Senior Credit Facility”). The amendment changes the borrowing margin used to calculate interest on the term loans under the Senior Credit Facility. For purposes of calculating interest, term loans under the Senior Credit Facility are designated as Eurodollar rate loans or, in certain circumstances, base rate loans. Under the original agreement, Eurodollar rate loans bore interest at the British Bankers Association Interest Settlement Rate for deposits in dollars plus a borrowing margin. Base rate loans bore interest at (a) the greater of (i) the rate most recently announced by Bank of America as its “prime rate” or (ii) the Federal Funds Rate plus ½ of 1% per annum, plus (b) a borrowing margin. The margin for term loans was a range based on the Company’s leverage ratio. For Eurodollar rate loans, the range was 2.25% to 2.50%. For base rate loans, the range was 1.25% to 1.50%. The terms of the amendment provide that the borrowing margin for term loans be 2.00% on Eurodollar rate loans and 1.00% on base rate loans.

The amendment also changes the schedule for quarterly principal payments. The original agreement provided scheduled principal payments of $1.625 million per quarter through February 27, 2006, $6.25 million per quarter from May 27, 2006 through February 27, 2008, and $12.5 million per quarter from May 27, 2008 through November 27, 2010, with a balloon payment of $449.5 million due on February 27, 2011. The terms of the amendment provide for scheduled principal payments of $1.625 million per quarter through November 27, 2010, with a balloon payment of $606.125 million due on February 27, 2011. All mandatory quarterly prepayments have been made to date.

As of March 31, 2005, the weighted average annual interest rate applicable to Eurodollar rate loans was 5.63% and the weighted average annual interest rate applicable to base rate loans was 7.50%. During the quarter ended March 31, 2005, the weighted average annual interest rate for the Senior Credit Facility was 5.14%. At March 31, 2005, the interest rate on the term loan facility was 5.63% and 6.50% on the revolving credit facility. As of March 31, 2005, $57.9 million was available under the Senior Credit Facility.

Debt Extinguishment

On February 27, 2004, the Company extinguished $160.0 million of 7.08% Senior Notes due June 30, 2011 and $44.2 million of 3.67% Yen-denominated senior notes due July 16, 2008 resulting in prepayment penalties of $26.9 million and $3.8 million, respectively. As a result of the early extinguishment of debt, the Company incurred a $0.9 million loss from the write off of deferred financing fees. The following sets forth the payments made in connection with the termination of the debt instruments outstanding on February 27, 2004 (in thousands):

	Principal	Prepayment Penalties	Interest	Foreign Exchange Loss	Total
Interest rate swap	$1,656	$—	$—	$—	$1,656
Securitization facility	27,800	—	34	—	27,834
364-day revolving credit agreement	29,500	—	—	—	29,500
7.08% Senior Notes	160,000	26,920	1,713	—	188,633
3.67% Yen-denominated Senior Notes	44,170	3,770	228	679	48,847

Total	$263,126	$30,690	$1,975	$679	$296,470

(7) LEASES

The Company leases certain transportation vehicles, warehouse and office facilities and machinery and equipment under both cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by the Company. The full amount of lease rental payments is charged to expense using the straight-line method over the term of the lease. Future minimum rental commitments under non-cancelable operating leases in effect at March 31, 2005 are as follows (in thousands):

Remainder of 2005	$23,547
2006	30,548
2007	25,522
2008	21,563
2009	20,104
2010	24,545
Thereafter	190,895

Total	$336,724

(8) DERIVATIVES AND HEDGING ACTIVITIES

The Senior Credit Facility requires the Company to fix the interest rate for a portion of the borrowings. Accordingly, on March 10, 2004, to limit the variability of a portion of the interest payments under the Senior Credit Facility, the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $180.0 million. Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments; thereby fixing the rate on a portion of the outstanding debt. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 2.375% to 2.376%. The swap agreements extend through March 31, 2007. The fair value of these swap agreements was $6.1 million and $4.2 million as of March 31, 2005 and December 31, 2004, respectively. They are accounted for as cash flow hedges and their fair value is included in other assets in the Company’s consolidated balance sheet.

On June 1, 2004, the Company entered into an interest rate cap agreement with a total notional amount of $30.0 million. Under this interest rate cap agreement, the Company receives variable interest rate payments when the three-month Eurodollar rate rises above 4.0%. At December 31, 2004, the fair value of this interest rate cap was $0. This interest rate cap agreement expired on March 31, 2005. On March 31, 2005, the Company entered into a new interest rate cap agreement with a total notional amount of $35.0 million. Under this interest rate cap agreement, the Company receives variable interest rate payments when the three-month Eurodollar rate rises above 5.0%. This interest rate cap agreement is in effect through March 31, 2006. At March 31, 2005, the fair value of this interest rate cap was approximately $3 thousand and is included in other assets in the Company’s consolidated balance sheet.

(9) INCOME TAXES

As of January 1, 2004, Solo Illinois revoked its subchapter S status and became a subchapter C Corporation subject to United States federal and state income tax. Consequently, the Company, pursuant to generally accepted accounting principles in the United States, recorded a one-time, $29.8 million non-cash tax expense to establish a $29.8 million net deferred income tax liability for the future tax consequences attributable to differences between the financial statement and income tax bases of Solo Illinois’ assets and liabilities as of January 1, 2004. As of December 31, 2004, the net deferred income tax liability was reduced to $28.3 million.

(10) PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans consists of the following (in thousands):

	Three months ended March 31,
	2005	2004
Pension Benefits
Service cost	$160	$63
Interest cost	1,211	413
Expected return on plan assets	(1,213)	(464)
Amortization of prior service cost	22	—
Amortization of net loss	1	—

Net periodic benefit cost	$181	$12

Other Postretirement Benefits
Service cost	$191	$106
Interest cost	516	261
Amortization of prior service cost	(1,032)	—
Amortization of net loss	227	—

Net periodic benefit cost	$(98)	$367

As of March 31, 2005, $1.5 million of contributions had been made to the Company’s pension plans. The Company presently anticipates contributing an additional $5.1 million to fund its pension plans in 2005 for a total of $6.6 million.

(11) EQUITY TRANSACTIONS

On February 27, 2004, the Company received net proceeds of $229.6 million from the issuance of 100 shares of Common Stock to SCIC and the retirement of all outstanding shares of Solo Illinois’ Class A and Class B common stock. In order to fund this purchase of stock in the Company, SCIC issued $240.0 million of convertible participating preferred stock (“CPPS”) to Vestar. The CPPS pays cash dividends at a rate of 10.0% per annum on an amount equal to the sum of the original purchase price of the CPPS plus all accrued and unpaid dividends. Dividends will accumulate to the extent not paid, whether or not earned or declared. SCIC is required to redeem the CPPS for an amount in cash equal to its original purchase price plus all accrued and unpaid dividends on the eleventh anniversary of its issuance, and is subject to other accelerated redemption clauses. The Company, at its option and election, may redeem in whole or in part the outstanding shares of CPPS or other securities issued by SCIC on or after the third anniversary through the seventh anniversary of its issuance. The CPPS may be converted into common shares of SCIC at any time, subject to certain limitations, at the option of the holders. Mandatory conversion occurs upon the closing of an Initial Public Offering. The Company provides no guarantees with respect to these obligations of SCIC.

During 2004, $4.1 million of capital was contributed to the Company by SCIC. This includes $0.8 million of proceeds that were received by SCIC from certain Company employees upon the issuance of SCIC’s CPPS. The remaining $3.3 million represents the issuance of 3,283 Convertible Preferred Units (“CPUs”) to certain Company employees in settlement of deferred compensation liabilities (Note 12).

(12) STOCK-BASED COMPENSATION

SCIC, the Company’s parent, has a management investment and incentive compensation plan for certain key employees of the Company. Under this plan, SCIC has reserved 1.4 million shares of common stock, and 5,000 shares of CPPS for issuance. The accounting impact of this plan is recorded in the financial statements of the Company as the plan relates to employees of the Company.

CPUs

During the second quarter of 2004, SCIC issued 3,283 CPUs to certain Company employees in settlement of $3.3 million of deferred compensation liabilities. During the three months ended March 31, 2005, the Company recorded compensation expense and additional paid-in capital of $89 thousand reflecting dividends declared by SCIC on those instruments. The fair value of the CPUs granted by SCIC was linked to the fair market value of one share of CPPS. For CPUs, compensation expense is recognized periodically based on changes in the fair value of the CPU relative to the grant-date fair value of the CPU.

Based on an independent third party valuation and a conversion rate of 21.13 shares of common stock for each share of CPPS, the fair market value of SCIC common stock as of March 31, 2005 was $40.99 per share. CPUs do not have voting rights and are in certain circumstances convertible to SCIC common stock or CPPS. The issuance of CPUs by SCIC in settlement of deferred compensation liabilities of the Company totaling $3.3 million was recorded as additional paid in capital in 2004.

Stock Options

During 2004, SCIC granted to employees 1,249,255 options to purchase shares of SCIC common stock with an exercise price equal to the fair market value of the common stock at the date of grant of $47.32. Included in these grants were 499,698 options that are conditional upon the Company achieving certain defined performance targets. The time-based options vest over a period of four years and the performance-based options vest over a period of five years. All options expire 10 years after the grant date. As of March 31, 2005, 56,543 of time-based options were exercisable. During the three months ended March 31, 2005, 37,696 time-based options and 25,130 performance-based options were forfeited. No options have been exercised to date.

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost for options is reflected in the reported net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company currently expects to adopt SFAS No. 123 (Revised 2004), “Share-Based Payment” in the first quarter of 2006, but has not yet determined which of the adoption methods it will use.

The following table illustrates the effect on net loss assuming the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all awards of common stock options (in thousands):

	Three months ended March 31,
	2005	2004
Net loss, as reported	$(18,568)	$(58,669)
Add: Total stock-based employee compensation expense included in net loss, net of related tax effects	61	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(533)	(69)

Pro forma net loss	$(19,040)	$(58,738)

(12) STOCK-BASED COMPENSATION (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	3.8%
Stock volatility	—
Expected life in years	7
Expected dividend yield	—
Weighted-average fair value of options granted	$11.08

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	March 31, 2005	December 31, 2004
Foreign currency translation adjustments	$8,781	$10,504
Minimum pension liability adjustments, net of tax	(6,902)	(6,902)
Unrealized investment gain, net of tax	535	435
Unrealized gain on cash flow hedge, net of tax	3,744	2,552

Accumulated other comprehensive income	$6,158	$6,589

(14) RELATED PARTY TRANSACTIONS

Robert L. Hulseman, who is John F. Hulseman’s brother and the husband of Sheila M. Hulseman, and is the Chairman and Chief Executive Officer of the Company, received salary and benefits of $276,184 for the three months ended March 31, 2005 and 2004. John F. Hulseman, who is Robert L. Hulseman’s brother and the husband of Georgia S. Hulseman, and is the Vice Chairman of the Company, received salary and benefits of $276,184 for the three months ended March 31, 2005 and 2004.

In the first quarter of 2004, SCIC paid to Vestar a one-time $4.0 million advisory fee and reimbursed specified out of pocket expenses of Vestar. Also in the first quarter of 2004, the Company and SCIC entered into a management agreement with SCC Holding providing for, among other things, the payment by SCIC of an annual advisory fee of $2.5 million. At the same time, SCIC entered into a management agreement with Vestar pursuant to which SCIC will pay Vestar an $800,000 annual advisory fee, plus reimbursement of its expenses. Pursuant to these management agreements, the Company incurred $0.8 million and $0.1 million of expense for advisory fees for the quarter ended March 31, 2005 and 2004, respectively.

For the quarter ended March 31, 2005, the Company paid $0 of dividends. For the quarter ended March 31, 2004, the Company paid dividends of $13.0 million to shareholders of Solo Illinois.

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

The accounting policies of the operating segments are the same as those described in Note 2 to the consolidated financial statements in the Company’s 2004 Form 10-K. Segment operating results are measured based on operating income (loss). Intersegment net sales are accounted for on an arm’s length pricing basis.

(in thousands)	North America	Europe	Asia- Pacific	Other	Total Segments	Eliminations	Total
For the quarter ended March 31, 2005
Net sales from external customers	$506,199	$19,922	$22,759	$2,825	$551,705	$(5,612)	$546,093
Intersegment net sales	5,298	—	—	314	5,612	(5,612)	—
Operating income (loss)	(13,420)	891	(940)	240	(13,229)	46	(13,183)
Depreciation and amortization	24,401	947	1,307	158	26,813	—	26,813
Capital expenditures	14,750	386	931	216	16,283	—	16,283

For the quarter ended March 31, 2004
Net sales from external customers	$288,266	$17,080	$23,227	$3,027	$331,600	$(4,304)	$327,296
Intersegment net sales	3,944	—	—	360	4,304	(4,304)	—
Operating income (loss)	(11,034)	1,382	660	228	(8,764)	—	(8,764)
Depreciation and amortization	13,347	923	1,351	191	15,812	—	15,812
Capital expenditures	7,768	64	1,964	56	9,852	—	9,852

At March 31, 2005
Total assets	$1,809,581	$89,726	$70,241	$12,259	$1,981,807	$(48,628)	$1,933,179

At December 31, 2004
Total assets	$1,771,207	$90,269	$78,762	$11,822	$1,952,060	$(48,274)	$1,903,786

(Continued)

(15) SEGMENTS (Continued)

(in thousands)	Three months ended March 31, 2005
Revenues:
Total segments and other net sales	$551,705
Eliminations of intersegment net sales	(5,612)

Total consolidated net sales	$546,093

Operating loss:
Total segment operating loss	$(13,183)
Interest expense, net of interest income of $89	(17,073)
Foreign currency exchange loss, net	(807)
Other income (expense), net	113

Total consolidated loss before income taxes and minority interest	$(30,950)

(in thousands)	At March 31, 2005
Assets:
Total segments	$1,981,807
Eliminations of intersegment receivables	(48,628)

Total consolidated assets	$1,933,179

(16) GUARANTOR NOTE

On February 27, 2004, with an effective date of February 22, 2004, the Company acquired SF Holdings. The Company partially funded this acquisition through the issuance of the 8.5% Senior Subordinated Notes. The 8.5% Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s subsidiaries. The consolidated guarantors include: Solo Cup Company; Solo Management Company; P.R. SOLO CUP, INC.; SOLO TEXAS LLC; SF Holdings Group, Inc.; Sweetheart Cup Company, Inc.; Lily-Canada Holding Corporation; Cupcorp, Inc.; Newcup LLC; EMERALD LADY INC.; Solo Cup (UK) Limited; Insulpak Holdings Limited; and Solo Cup Europe Limited. The following financial information presents the guarantors and non-guarantors of the 8.5% Senior Subordinated Notes, in accordance with Rule 3-10 of Regulation S-X:

	Condensed Consolidated Balance Sheet March 31, 2005 (In thousands)
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,689	$8,286	$—	$16,975
Cash in escrow	15,000	—	—	15,000
Accounts receivable:
Trade	203,248	37,617	—	240,865
Other	35,931	—	(12,678)	23,253
Inventories	350,546	25,501	(897)	375,150
Deferred income taxes	51,334	1,420	—	52,754
Prepaid expenses and other current assets	42,431	5,429	—	47,860

Total current assets	707,179	78,253	(13,575)	771,857

Property, plant and equipment, net	733,614	75,196	—	808,810
Goodwill and intangible assets, net	288,704	3,047	—	291,751
Other assets	108,685	3,765	(51,689)	60,761

Total assets	$1,838,182	$160,261	$(65,264)	$1,933,179

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$157,819	$34,286	$(12,972)	$179,133
Accrued expenses and other current liabilities	135,951	15,054	—	151,005
Short-term debt	—	1,455	—	1,455
Current maturities of long-term debt	6,500	2,224	—	8,724

Total current liabilities	300,270	53,019	(12,972)	340,317

Long-term debt, net of current maturities	1,024,731	27,653	—	1,052,384
Deferred income taxes	29,114	5,914	—	35,028
Other liabilities	88,670	20,966	(13,519)	96,117

Total liabilities	1,442,785	107,552	(26,491)	1,523,846

Minority interest	—	993	—	993

Shareholder’s equity:
Common stock	—	2,114	(2,114)	—
Additional paid-in capital	259,269	27,250	(27,250)	259,269
Retained earnings	134,002	18,320	(9,409)	142,913
Accumulated other comprehensive income	2,126	4,032	—	6,158

Total shareholder’s equity	395,397	51,716	(38,773)	408,340

Total liabilities and shareholder’s equity	$1,838,182	$160,261	$(65,264)	$1,933,179

(Continued)

(16) GUARANTOR NOTE (Continued)

	Condensed Consolidated Balance Sheet December 31, 2004 (In thousands)
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,541	$6,314	$—	$15,855
Cash in escrow	15,000	—	—	15,000
Accounts receivable:
Trade	183,583	38,963	—	222,546
Other	31,606	2,385	(7,037)	26,954
Inventories	332,725	19,820	(168)	352,377
Deferred income taxes	51,333	1,261	—	52,594
Prepaid expenses and other current assets	40,884	6,327	—	47,211

Total current assets	664,672	75,070	(7,205)	732,537

Property, plant and equipment, net	758,204	70,546	—	828,750
Goodwill and intangible assets	274,047	3,233	—	277,280
Restricted cash	1,905	—	—	1,905
Other assets	110,923	6,852	(54,461)	63,314

Total assets	$1,809,751	$155,701	$(61,666)	$1,903,786

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$131,621	$25,903	$(7,041)	$150,483
Accrued expenses and other current liabilities	150,725	16,449	—	167,174
Short-term debt	—	3,603	—	3,603
Current maturities of long-term debt	6,500	3,278	—	9,778

Total current liabilities	288,846	49,233	(7,041)	331,038

Long-term debt, less current maturities	975,992	28,755	—	1,004,747
Deferred income taxes	56,405	2,025	—	58,430
Other liabilities	73,419	34,773	(26,844)	81,348

Total liabilities	1,394,662	114,786	(33,885)	1,475,563

Minority interest	—	1,073	—	1,073

Shareholder’s equity:
Common stock	—	2,114	(2,114)	—
Additional paid-in capital	259,080	16,630	(16,630)	259,080
Retained earnings	153,887	16,631	(9,037)	161,481
Accumulated other comprehensive income	2,122	4,467	—	6,589

Total shareholder’s equity	415,089	39,842	(27,781)	427,150

Total liabilities and shareholder’s equity	$1,809,751	$155,701	$(61,666)	$1,903,786

(Continued)

(16) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations and Comprehensive Income (Loss) Three months ended March 31, 2005 (In thousands)
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$501,657	$57,546	$(13,110)	$546,093
Cost of goods sold	460,198	50,112	(12,712)	497,598

Gross profit	41,459	7,434	(398)	48,495

Selling, general and administrative expenses	55,211	5,719	(26)	60,904
Loss on sale of property, plant and equipment	768	6	—	774

Operating income (loss)	(14,520)	1,709	(372)	(13,183)

Interest expense, net	16,754	319	—	17,073
Foreign currency exchange loss (gain), net	1,236	(429)	—	807
Other (income) expense, net	(1)	(112)	—	(113)

Income before income taxes and minority interest	(32,509)	1,931	(372)	(30,950)

Income tax (benefit) provision	(12,624)	244		(12,380)
Minority interest	—	(2)	—	(2)

Net income (loss)	$(19,885)	$1,689	$(372)	$(18,568)

Other comprehensive income (loss):
Net income (loss)	$(19,885)	$1,689	$(372)	$(18,568)
Other comprehensive (loss) income	(2,367)	1,936	—	(431)

Comprehensive income (loss)	$(22,252)	$3,625	$(372)	$(18,999)

	Consolidated Statement of Operations and Comprehensive Income (Loss) Three months ended March 31, 2004 (In thousands)
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$294,356	$37,616	$(4,676)	$327,296
Cost of goods sold	263,326	31,615	(4,569)	290,372

Gross profit	31,030	6,001	(107)	36,924

Selling, general and administrative expenses	41,843	3,875	(30)	45,688

Operating income (loss)	(10,813)	2,126	(77)	(8,764)

Interest expense, net	8,047	299	—	8,346
Prepayment penalties	30,690	—	—	30,690
Foreign currency exchange gain, net	(1,042)	(332)	—	(1,374)
Other expense, net	960	724	—	1,684

Income (loss) before income taxes and minority interest	(49,468)	1,435	(77)	(48,110)

Income tax expense	9,740	808	—	10,548
Minority interest	—	11	—	11

Net income (loss)	$(59,208)	$616	$(77)	$(58,669)

Other comprehensive income (loss):
Net income (loss)	$(59,208)	$616	$(77)	$(58,669)
Other comprehensive income (loss)	4,024	(1,728)	—	2,296

Comprehensive loss	$(55,184)	$(1,112)	$(77)	$(56,373)

(Continued)

(16) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Three months ended March 31, 2005 (In thousands)
	Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by operating activities	$(41,672)	$7,748	$(33,924)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(13,950)	(2,333)	(16,283)
Proceeds from sale of property, plant and equipment	5,614	—	5,614

Net cash used in investing activities	(8,336)	(2,333)	(10,669)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under revolving credit facilities	49,773	(344)	49,429
Contribution of capital from parent	100	—	100
Repayments of the term notes	(1,619)	(787)	(2,406)
Repayments of other debt	—	(2,233)	(2,233)
Debt issuance costs	(1,044)	(2)	(1,046)
Decrease in restricted cash	1,905	—	1,905

Net cash provided by (used in) financing activities	49,115	(3,366)	45,749

Effect of exchange rate changes on cash	41	(77)	(36)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(852)	1,972	1,120

Cash and cash equivalents, beginning of period	9,541	6,314	15,855

Cash and cash equivalents, end of period	$8,689	$8,286	$16,975

(Continued)

(16) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Three months ended March 31, 2004 (In thousands)
	Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by operating activities	$(79,991)	$3,263	$(76,728)

CASH FLOWS FROM INVESTING ACTIVITIES

Payment for business acquisitions, net of cash acquired	(869,814)	—	(869,814)
Purchase of property, plant and equipment	(7,810)	(2,042)	(9,852)
Proceeds from sale of property, plant and equipment	251	676	927
Increase in cash in escrow	(4,997)	—	(4,997)

Net cash used in investing activities	(882,370)	(1,366)	(883,736)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under revolving credit facilities	53,000	—	53,000
Borrowings under the term notes	650,000	—	650,000
Borrowings under the 8.5% Senior Subordinated Notes	325,000	—	325,000
Borrowings under the Securitization Facility	5,000	—	5,000
Borrowings under the 364-day revolving credit agreement	16,500	—	16,500
Proceeds from sale of common stock	229,627	—	229,627
Repayments of the 7.08% Senior Notes	(160,000)	—	(160,000)
Repayments of the 3.67% Yen-denominated Senior Notes	(44,170)	—	(44,170)
Repayments of the interest rate swap	(1,656)	—	(1,656)
Repayments of the Securitization Facility	(27,800)	—	(27,800)
Repayments of the 364-day revolving credit agreement	(29,500)	—	(29,500)
Repayments of other debt	(4,164)	3,914	(250)
Debt issuance costs	(30,584)	—	(30,584)
Dividends paid	(13,000)	—	(13,000)
Decrease in restricted cash	234	—	234

Net cash provided by financing activities	968,487	3,914	972,401

Effect of exchange rate changes on cash	10	48	58

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,136	5,859	11,995

Cash and cash equivalents, beginning of period	1,987	1,282	3,269

Cash and cash equivalents, end of period	$8,123	$7,141	$15,264

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Refer to the Company’s 2004 Form 10-K for management’s discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries for the year ended December 31, 2004. The following is management’s discussion and analysis of the financial condition and results of operations of the Company for the quarter ended March 31, 2005.

General

On February 27, 2004, with an effective date of February 22, 2004, we acquired 100.0% of the outstanding capital stock of SF Holdings Group, Inc. (“SF Holdings Acquisition”). For the quarter ended March 31, 2004, our consolidated financial position and results of operations include the accounts of SF Holdings for the period from February 22, 2004 to March 28, 2004. Our discussion of 2005 results compared to 2004 results is primarily driven by the effect of the SF Holdings Acquisition. Amounts for the three months ended March 31, 2004 include the results of SF Holdings from February 22, 2004 to March 28, 2004. Amounts for the three months ended March 31, 2005 include the results of SF Holdings for the entire period.

We are a leading global producer and marketer of disposable foodservice products and have served our industry for over 60 years. We manufacture one of the broadest product lines of cups, lids, food containers, plates, bowls, portion cups, stirrers, straws, cutlery, napkins, placemats, tablecovers and food packaging containers in the industry, with products available in plastic, paper and foam. We are recognized for product innovation and customer service, and our products are known for their quality, reliability and consistency. Our products are marketed primarily under the Solo® and Sweetheart® brands, as well as Jack Frost®, Trophy®, Hoffmaster®, and Creative Expressions®. We are one of the leading suppliers of branded disposable cups and plastic plates and bowls to consumer customers in the United States. In addition to our branded products, we provide a majority of our product lines to our customers under private label. We currently operate manufacturing facilities and warehouse distribution centers in North America, Japan, the United Kingdom and Panama, and we sell our products worldwide.

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

	Three months ended March 31,		Favorable/ (Unfavorable)
	2005	2004 (1)	$	%
Net sales	$546,093	$327,296	$218,797	66.8%
Cost of goods sold	497,598	290,372	(207,226)	(71.4)

Gross profit	48,495	36,924	11,571	31.3

Selling, general and administrative expenses	60,904	45,685	(15,219)	(33.3)
Loss on sale of property, plant and equipment	774	3	(771)	*

Operating loss	(13,183)	(8,764)	(4,419)	(50.4)

Interest expense, net	17,073	8,346	(8,727)	(104.6)
Prepayment penalties	—	30,690	30,690	*
Loss on debt extinguishment	—	916	916	*
Foreign currency exchange loss (gain), net	807	(1,374)	(2,181)	(158.7)
Other (income) expense, net	(113)	768	881	114.7

Loss before income taxes and minority interest	(30,950)	(48,110)	17,160	35.7

Income tax (benefit) provision	(12,380)	10,548	22,928	217.4
Minority interest	(2)	11	13	118.2

Net loss	$(18,568)	$(58,669)	$40,101	68.4%

(1)	Our discussion of 2005 results compared to 2004 results is primarily driven by the effect of the SF Holdings Acquisition. Amounts for the three months ended March 31, 2004 include the results of SF Holdings from February 22, 2004 to March 28, 2004. Amounts for the three months ended March 31, 2005 include the results of SF Holdings for the entire period.
*	Not meaningful

Net sales increased $218.8 million for the three months ended March 31, 2005 compared to the prior year period. This includes $185.8 million of increased sales volume resulting from the SF Holdings Acquisition. The remaining increase in net sales of $33.0 million, or 10.1%, reflected a 16.0% increase in average realized sales price offset by a 5.9% decrease in sales volume as compared to the three months ended March 31, 2004. The increase in average realized sales price reflects the impact of pricing increases implemented in response to higher raw material costs, while the decrease in volume reflects the impact of competitive pressure.

For the three months ended March 31, 2005, gross profit increased $11.6 million compared to the prior year period. This includes a $21.4 million increase resulting from the SF Holdings Acquisition partially offset by the impact of our inability to pass through all raw material cost increases due to competitive pressure. As a percentage of net sales, gross profit was 8.9% in the first quarter of 2005 versus 11.3% in the first quarter of 2004.

Selling, general and administrative expenses increased $15.2 million for the three months ended March 31, 2005 compared to the prior year period. This increase includes $15.6 million of expenses associated with the SF Holdings Acquisition. As a percentage of net sales, selling, general and administrative expenses were 11.2% in the first quarter of 2005 versus 14.0% in the first quarter of 2004. Integration costs totaled $7.9 million for the three months ended March 31, 2005 compared to $7.2 million for the three months ended March 31, 2004.

For the three months ended March 31, 2005, interest expense, net increased $8.7 million compared to the prior year period. This increase is primarily attributed to borrowings under the Company’s Senior Credit Facility and the additional interest associated with the 8.5% Senior Subordinated Notes issued in connection with the SF Holdings Acquisition.

Prepayment penalties were $30.7 million for the three months ended March 31, 2004. This expense was attributed to the prepayment fees associated with early extinguishment of the 7.08% senior notes due 2011 and the 3.67% Yen-denominated senior notes due 2008.

Loss on debt extinguishment was $0.9 million for the three months ended March 31, 2004. This loss was due to the write off of debt issuance costs resulting from the extinguishment of 7.08% senior notes due 2011 and 3.67% Yen-denominated senior notes due 2008.

For the three months ended March 31, 2005, an income tax benefit of $12.4 million was recorded as a result of the loss before income taxes and minority interest of $31.0 million compared to an income tax provision of $10.5 million for the three months ended March 31, 2004. Income tax provision for the three months ended March 31, 2004 resulted primarily from a $29.8 million expense due to the Company’s change in tax filing status from subchapter S to subchapter C of the Internal Revenue Code in the United States. This expense was partially offset by a tax benefit of $6.9 million resulting from the three month operating loss.

Liquidity and Capital Resources

Historically, the Company has relied on cash flows from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures.

Net cash used in operating activities during the three months ended March 31, 2005 was $33.9 million compared to $76.7 million during the three months ended March 31, 2004. The decrease in net cash used in operating activities from the prior period resulted primarily from the $58.7 million net loss in the three months ended March 31, 2004 compared to the $18.6 million net loss in the three months ended March 31, 2005.

Cash flows from operating activities during the three months ended March 31, 2005 include agreed-upon payments of $5.3 million resulting from the settlement with DSC Logistics, Inc. and related payments of approximately $1.3 million for attorney fees and contract execution costs.

Working capital increased $30.0 million to $431.5 million at March 31, 2005 from $401.5 million at December 31, 2004. The increase reflects higher accounts receivable and inventory balances, as well as lower accrued expenses, partially offset by higher accounts payable. The activity in inventory and accounts payable was primarily driven by higher raw material costs, which is also reflected in higher accounts receivable. To a lesser extent, increased inventory levels were the result of our manufacturing facilities integration. The reduction in accrued expenses was driven by interest paid on the Senior Credit Facility in conjunction with the amendment to the term loan effective March 31, 2005.

Net cash used in investing activities during the three months ended March 31, 2005 was $10.7 million. During the three months ended March 31, 2004, net cash used in investing activities was $883.7 million, which includes $869.8 million for the SF Holdings Acquisition.

Capital expenditures during the three months ended March 31, 2005 were $16.3 million compared to $9.9 million during the three months ended March 31, 2004. Capital expenditures during the three months ended March 31, 2005 included $10.3 million for new production equipment, $0.7 million for routine capital improvements, $4.0 million for renovations and equipment conversions, $0.8 million for building and land improvements, and $0.5 million for various other projects. Capital expenditures funding was primarily provided by the revolving credit borrowings. For the remainder of 2005, the Company intends to rely on cash provided by operations and the revolving credit borrowings for its capital expenditures.

Net cash provided by financing activities during the three months ended March 31, 2005 was $45.7 million compared to $972.4 million during the three months ended March 31, 2004. This decrease resulted primarily from 2004 activity related to the SF Holdings Acquisition including (i) borrowings under the Company’s credit facilities, (ii) the issuance of the 8.5% senior subordinated notes due 2014 and (iii) proceeds from the sale of common stock. This activity was partially offset by (i) repayment of the 7.08% senior notes due 2011, (ii) repayment of the 3.67% Yen-denominated senior notes due 2008, (iii) repayment of a $27.8 million securitization facility, (iv) payment of debt issuance costs and (vi) payment of dividends.

Short-term debt

At March 31, 2005, we had approximately 156.0 million Yen (approximately $1.5 million) of short-term borrowings with Japanese banks. These borrowings have various termination dates and have no restrictive covenants. The interest rate on these borrowings ranges between 0.82% and 1.375% per year.

Long-term debt

The following is a summary of our long-term debt at March 31, 2005 (in thousands):

March 31, 2005
Long-term debt:
8.5% Senior Subordinated Notes	$325,000
Senior Credit Facility – Term Loan	643,500
Senior Credit Facility – Revolver	78,500
Canadian Credit Facility – Term Loan	10,321
Canadian Credit Facility – Revolver	618
Capital lease obligations	3,169

Total long-term debt	1,061,108
Less - Current maturities of long-term debt	8,724

Long-term debt, net of current maturities	$1,052,384

The following is a summary of our committed revolving credit facilities at March 31, 2005 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Unused Capacity
Senior Credit Facility:
Revolving facility	$150,000	$78,500	$13,650	$57,850
Canadian Credit Facility:
Revolving facility	8,130	618	—	7,512

	$158,130	$79,118	$13,650	$65,362

(1)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.

Canadian Credit Facility

Borrowings under the revolving credit facility bear interest at the Canadian prime rate plus 0.50% or the Canadian bankers acceptance rate plus 1.75%, at our option. Term loan borrowings bear interest at the Canadian prime rate plus 0.75% or the Canadian bankers acceptance rate plus 2.00%, at our option. As of March 31, 2005, borrowings under the revolving credit facility and the term loan carried effective interest rates of 4.32% and 4.57%, respectively. As of March 31, 2005, CAD 9.1 million (approximately $7.5 million) was available under the revolving facility and the term loan balance was CAD 12.5 million (approximately $10.3 million).

Senior Credit Facility

On February 27, 2004, we entered into credit facilities comprised of a $150.0 million revolving credit facility maturing in 2010 and a $650.0 million term loan facility maturing in 2011 (“Senior Credit Facility”). The revolver is principally used for working capital purposes, and the term loan was used to finance the acquisition and related transactions.

On March 31, 2005, we entered into an agreement to amend the Senior Credit Facility. The amendment changes the borrowing margin used to calculate interest on the term loans under the Senior Credit Facility. For purposes of calculating interest, term loans under the Senior Credit Facility are designated as Eurodollar rate loans or, in certain circumstances, base rate loans. Under the original agreement, Eurodollar rate loans bore interest at the British Bankers Association Interest Settlement Rate for deposits in dollars plus a borrowing margin. Base rate loans bore interest at (a) the greater of (i) the rate most recently announced by Bank of America as its “prime rate” or (ii) the Federal Funds Rate plus ½ of 1% per annum, plus (b) a borrowing margin. The margin for term loans was a range based on the Company’s leverage ratio. For Eurodollar rate loans, the range was 2.25% to 2.50%. For base rate loans, the range was 1.25% to 1.50%. The terms of the amendment provide that the borrowing margin for term loans be 2.00% on Eurodollar rate loans and 1.00% on base rate loans.

The amendment also changes the schedule for quarterly principal payments. The original agreement provided scheduled principal payments of $1.625 million per quarter through February 27, 2006, $6.25 million per quarter from May 27, 2006 through February 27, 2008, and $12.5 million per quarter from May 27, 2008 through November 27, 2010, with a balloon payment of $449.5 million due on February 27, 2011. The terms of the amendment provide for scheduled principal payments of $1.625 million per quarter through November 27, 2010, with a balloon payment of $606.125 million due on February 27, 2011. All mandatory quarterly prepayments have been made to date.

As of March 31, 2005, the weighted average annual interest rate applicable to Eurodollar rate loans was 5.63% and the weighted average annual interest rate applicable to base rate loans was 7.50%. During the quarter ended March 31, 2005, the weighted average annual interest rate for the Senior Credit Facility was 5.14%. At March 31, 2005, the interest rate on the term loan facility was 5.63% and 6.50% on the revolving credit facility.

A commitment fee of 0.50% on the unused portion of the credit facilities is payable on a quarterly basis.

We may make optional prepayments to either the credit facility or the term loan in million dollar increments with a minimum prepayment of $10.0 million.

We are required to make a mandatory annual prepayment of the term loan facility and the revolving credit facility in an amount equal to 50.0% of excess cash flow, as defined when the consolidated leverage ratio, as defined, is 3.5x or greater, or 25.0% of excess cash flow when the Company’s consolidated leverage ratio is less than 3.5x. In addition, we are required to make a mandatory prepayment of the term loan facility and the revolving credit facility with, among other things: (i) 100.0% of the net cash proceeds of any property or asset sale, subject to certain exceptions and reinvestment requirements; (ii) 100.0% of the net cash proceeds of any extraordinary receipts, as defined, subject to certain exceptions and reinvestment requirements; (iii) 100.0% of the net cash proceeds of certain debt issuances, subject to certain exceptions; and (iv) 50.0% of the net cash proceeds from the issuance of additional equity interests when the consolidated leverage ratio is 3.5x or greater, or 25.0% of such proceeds when the consolidated leverage ratio is less than 3.5x. During the three months ended March 31, 2005, we were not required to make a mandatory annual prepayment or any prepayments based on excess cash flow, dispositions of assets or extraordinary receipts.

The Senior Credit Facility requires us to fix the interest rate for a portion of the borrowings. Accordingly, on March 10, 2004, the Company entered into an interest rate swap agreement to hedge the cash flows associated with the interest payments on $180.0 million of the Eurodollar rate based borrowings. Also, on June 1, 2004, we entered into an interest rate cap agreement to hedge the cash flows associated with the interest payments on $30.0 million of the Eurodollar rate based borrowings. This interest rate cap agreement expired on March 31, 2005. On March 31, 2005, we entered into a new interest rate cap agreement with a total notional amount of $35.0 million. Under this interest rate cap agreement, we receive variable interest rate payments when the three-month Eurodollar rises above 5.0%. This interest rate cap agreement is in effect through March 31, 2006.

Outlook

Management believes that cash generated by operations, amounts available under our credit facilities and funds generated from asset sales should be sufficient to meet our expected operating needs, planned capital expenditures, payments in conjunction with our lease commitments and debt service requirements over the next twelve months.

Net Operating Loss Carryforwards

As of March 31, 2005, we had approximately $159.8 million of net operating loss carry-forwards for U.S. federal income tax purposes that expire between 2016 and 2024. Approximately $97.5 million of such carry-forwards are subject to the provisions of Internal Revenue Code Section 382. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax assets is more likely than not.

Critical Accounting Estimates

The Company’s critical accounting estimates are described in its 2004 Form 10-K. There have been no changes to the critical accounting estimates since that filing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, the Company has financial instruments that are sensitive to market risk, which consists primarily of interest rate risk associated with its variable rate debt. The Senior Credit Facility and the Canadian Credit Facility both include a revolving and term credit facility, which bear interest at a variable rate. The interest rate on the Senior Credit Facility is either Eurodollar rate based (1, 2, 3 or 6 months) plus a margin or the bank’s base rate plus a margin, whichever the Company selects. The margin varies from 2.0% to 2.75% on the Eurodollar rate borrowing and from 1.0% to 1.75% on the base rate borrowings depending on the Company’s leverage ratio. The Canadian revolving facility bears interest at the Canadian prime rate plus 0.50% or Canadian bankers acceptance rate plus 1.75%, at the Company’s option, and the term loan bears interest at the Canadian prime rate plus 0.75% or Canadian bankers acceptance rate plus 2.00%, at the Company’s option.

The Senior Credit Facility requires us to hedge a portion of the borrowings. On March 10, 2004 with an effective date of March 31, 2004, we entered into interest rate swap agreements to hedge $180.0 million of Eurodollar rate loans at an average rate of 2.375% plus applicable margin for three years. Also, on June 1, 2004 we entered into an interest rate cap agreement with a total notional amount of $30.0 million under which we receive variable interest rate payments when the three month Eurodollar rate rises above 4.0%. This interest rate cap agreement expired on March 31, 2005. On March 31, 2005, we entered into a new interest rate cap agreement with a total notional amount of $35.0 million. Under this interest rate cap agreement, we receive variable interest rate payments when the three-month Eurodollar rises above 5.0%. This interest rate cap agreement is in effect through March 31, 2006. At March 31, 2005, the interest rate on borrowings under the term loan was 5.63%, and the interest rate on borrowings under the revolving credit facility was 6.50%.

As of March 31, 2005, the outstanding indebtedness under the Senior Credit Facility was $722.0 million and $57.9 million was available under the Senior Credit Facility. As of March 31, 2005, the outstanding indebtedness under the Canadian Credit facility was CAD 13.3 million (approximately $10.9 million) and CAD 9.1 million (approximately $7.5 million) was available under the Canadian Credit Facility. Based upon these amounts, the annual net income would change by approximately $3.2 million for each one-percentage point change in the interest rates applicable to the variable rate debt after giving effect to the interest rate swap agreements. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “predict,” “potential,” “project,” “could,” “will,” “should,” “may,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All statements in this report other than statements of historical fact, including statements regarding our business strategy, future operations, financial position, estimated net sales, projected costs, projected cost savings, projected synergies, prospects, plans and objectives, as well as information concerning industry trends and expected actions of third parties, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to:

•	the effect of general economic and competitive business conditions in the disposable food service products industry;

•	successful integration of Solo Illinois and SF Holdings and realization of anticipated benefits;

•	impact of competitive products and pricing;

•	interest rate fluctuations and continuing debt obligations;

•	further consolidation in the food service and retail industries;

•	availability of and increases in raw material costs;

•	increases in energy and other manufacturing costs;

•	fluctuations in demand for the Company’s products;

•	effect of changing federal, state, foreign and local environmental and occupation health and safety laws and regulations;

•	risks related to conducting business in multiple foreign jurisdictions;

•	our ability to improve existing products and develop new products;

•	loss of key management and personnel;

•	impact of any prolonged work stoppage;

•	loss of one or more of our principal customers;

•	ability to enforce our intellectual property and other proprietary rights;

•	diversion of management attention from other business activities in the event we pursue additional acquisition(s) in the future; and

•	potential conflicts of interest between our note holders and the stockholders of SCIC.

Additional risks and uncertainties are set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004 and in our other filings made from time to time with the Securities and Exchange Commission.

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer, chief operating officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer, chief operating officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files under the Exchange Act.

(b)	Internal Control Over Financial Reporting. During the quarter ended March 31, 2005, the Company converted the financial accounting system of one of its domestic subsidiaries onto a new financial accounting system as part of the initial phase to convert all of its domestic subsidiaries onto one common financial accounting system. Except for the described system conversion, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various claims and legal actions arising from time to time in the ordinary course of business. While the outcome of these claims and actions cannot be predicted with certainty, management believes that we are not party to any pending legal proceedings, the ultimate disposition of which would have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or liquidity.

Item 6. Exhibits.

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

SOLO CUP COMPANY

Date: May 12, 2005	By:	/s/ Susan H. Marks
Susan H. Marks
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF SOLO CUP COMPANY

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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