Form 10-Q
period 2005-07-03
Solo Cup CO
filed 2005-08-16
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the thirteen weeks ended July 3, 2005

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

The number of shares outstanding of the Registrant’s common stock as of August 16, 2005:

Common Stock, $0.01 par value - 100 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 3, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,222	$15,855
Cash in escrow	15,000	15,000
Accounts receivable:
Trade, less allowance for doubtful accounts of $7,722 and $6,295	284,473	222,546
Other	13,009	26,954
Inventories	394,804	352,377
Spare parts	29,935	31,556
Deferred income taxes	52,273	52,594
Prepaid expenses	11,424	12,222
Other current assets	7,370	3,433

Total current assets	828,510	732,537

Property, plant and equipment, net	794,840	828,750
Spare parts	12,687	11,067
Goodwill	251,246	239,768
Intangible assets, net	32,866	37,512
Restricted cash	—	1,905
Deferred financing fees, net	28,380	29,619
Other assets	12,000	22,628

Total assets	$1,960,529	$1,903,786

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$163,804	$150,483
Accrued payroll and related costs	68,504	68,391
Accrued customer allowances	37,006	30,868
Accrued expenses and other current liabilities	56,318	62,496
Short-term debt	2,865	3,603
Current maturities of long-term debt	8,661	9,778
Income taxes payable	2,462	5,419

Total current liabilities	339,620	331,038

Long-term debt, net of current maturities	1,088,224	1,004,747
Deferred income taxes	38,176	58,430
Pensions and other postretirement benefits	79,897	76,275
Other liabilities	7,828	5,073

Total liabilities	1,553,745	1,475,563

Minority interest	785	1,073

Shareholder’s equity:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	257,936	259,080
Retained earnings	146,858	161,481
Accumulated other comprehensive income	1,205	6,589

Total shareholder’s equity	405,999	427,150

Total liabilities and shareholder’s equity	$1,960,529	$1,903,786

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Thirteen weeks ended July 3, 2005	Three months ended June 30, 2004	Twenty-six weeks ended July 3, 2005	Six months ended June 30, 2004
Net sales	$654,502	$597,850	$1,200,595	$925,146
Cost of goods sold	560,452	512,616	1,058,050	802,988

Gross profit	94,050	85,234	142,545	122,158

Selling, general and administrative expenses	67,191	60,198	128,095	105,883
Loss (gain) on sale of property, plant and equipment	7	(1,213)	781	(1,210)

Operating income	26,852	26,249	13,669	17,485

Interest expense, net of interest income of $99, $39, $188 and $128	18,209	14,927	35,282	23,273
Prepayment penalties	—	—	—	30,690
Loss on debt extinguishment	—	—	—	916
Foreign currency exchange loss (gain), net	2,037	999	2,844	(375)
Other (income) expense, net	(58)	(84)	(171)	684

Income (loss) before income taxes and minority interest	6,664	10,407	(24,286)	(37,703)

Income tax provision (benefit)	2,666	4,131	(9,714)	14,679
Minority interest	53	105	51	116

Net income (loss)	$3,945	$6,171	$(14,623)	$(52,498)

Comprehensive income (loss):

Net income (loss)	$3,945	$6,171	$(14,623)	$(52,498)
Foreign currency translation adjustment	(4,128)	(3,003)	(5,851)	(707)
Minimum pension liability adjustment (net of income taxes of ($232))	—	(348)	—	(348)
Unrealized investment gain (net of income taxes of $16, $289, $83 and $289)	24	416	124	416
Unrealized gain (loss) on cash flow hedge (net of income taxes of ($531), $2,053, $215 and $2,053)	(849)	3,079	343	3,079

Comprehensive income (loss)	$(1,008)	$6,315	$(20,007)	$(50,058)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder’s equity
	Shares	Amount
Balance at December 31, 2004	100	$—	$259,080	$161,481	$6,589	$427,150
Net loss (Unaudited)	—	—	—	(14,623)	—	(14,623)
Contributed capital from parent (Unaudited)	—	—	100	—	—	100
Compensation expense on CPUs (Unaudited)	—	—	23	—	—	23
Return of capital to parent (Unaudited)	—	—	(1,267)	—	—	(1,267)
Foreign currency translation adjustment (Unaudited)	—	—	—	—	(5,851)	(5,851)
Unrealized investment gain, net of tax of $83 (Unaudited)	—	—	—	—	124	124
Unrealized gain on cash flow hedge, net of tax of $215 (Unaudited)	—	—	—	—	343	343

Balance at July 3, 2005 (Unaudited)	100	$—	$257,936	$146,858	$1,205	$405,999

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Twenty-six weeks ended July 3, 2005	Six months ended June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,623)	$(52,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,756	39,759
Deferred finance fee amortization	2,335	1,358
Loss (gain) on sale of property, plant and equipment	781	(1,210)
Loss on debt extinguishment	—	916
Minority interest	51	116
Deferred income taxes	(12,346)	12,742
Foreign currency exchange loss (gain), net	2,844	(375)
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(50,933)	(32,029)
Inventories	(45,834)	(5,280)
Prepaid expenses and other current assets	2,829	(7,176)
Other assets	9,387	5,430
Accounts payable	14,162	(3,500)
Accrued expenses and other current liabilities	(7,557)	16,181
Other liabilities	(3,476)	220
Other, net	388	(567)

Net cash used in operating activities	$(50,236)	$(25,913)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands) (Continued)

	Twenty-six weeks ended July 3, 2005	Six months ended June 30, 2004
Net cash used in operating activities	$(50,236)	$(25,913)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for business acquisitions, net of cash acquired	—	(874,734)
Purchase of property, plant and equipment	(33,448)	(17,681)
Proceeds from sale of property, plant and equipment	6,128	2,006
Increase in cash in escrow	—	(4,997)

Net cash used in investing activities	(27,320)	(895,406)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	87,771	24,800
Borrowings under the term notes	—	650,000
Borrowings under the 8.5% Senior Subordinated Notes	—	325,000
Borrowings under the Securitization Facility	—	5,000
Borrowings under the 364-day revolving credit agreement	—	16,500
Proceeds from sale of common stock	—	230,463
Contribution of capital from parent	100	—
Return of capital to parent	(1,267)	—
Repayments of the 7.08% Senior Notes	—	(160,000)
Repayments of the 3.67% Yen-denominated Senior Notes	—	(44,170)
Repayments of the interest rate swap	—	(1,656)
Repayments of the Securitization Facility	—	(27,800)
Repayments of the 364-day revolving credit agreement	—	(29,500)
Repayments of the term notes	(4,419)	(1,625)
Net repayments of other debt	(850)	(2,361)
Debt issuance costs	(1,100)	(31,497)
Dividends paid	—	(13,008)
Decrease in restricted cash	1,905	234

Net cash provided by financing activities	82,140	940,380

Effect of exchange rate changes on cash	(217)	9

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,367	19,070
CASH AND CASH EQUIVALENTS, beginning of period	15,855	3,269

CASH AND CASH EQUIVALENTS, end of period	$20,222	$22,339

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$32,974	$11,028

Income taxes paid	$3,285	$1,537

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

Effective February 22, 2004, the predecessor company, Solo Illinois, became a wholly owned subsidiary of Solo Delaware. Solo Delaware is a holding company, the material assets of which are 100% of the capital stock of Solo Illinois and 100% of the capital stock of SF Holdings. On February 27, 2004, with an effective date of February 22, 2004, the Company acquired 100.0% of the outstanding stock of SF Holdings. The results of operations for the Company include the accounts of SF Holdings from February 22, 2004.

On June 21, 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from the year ended December 31 to the 52- or 53-week period ending on the last Sunday in December except that fiscal year 2005 will end on January 1, 2006. All subsequent fiscal years will end on the last Sunday in December.

The information included in the accompanying interim consolidated financial statements of the Company is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position and operating results and cash flows for these periods. Results for the interim periods are not necessarily indicative of results expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2004 included in its annual report on Form 10-K.

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

(Continued)

(2) ACQUISITIONS (Continued)

The funding of the SF Holdings Acquisition was made through bank financing, bonds and private investment. The SF Holdings Acquisition resulted in goodwill of $154.7 million that is not tax deductible and $45.0 million of acquired intangible assets with a weighted average useful life of approximately five years. These intangible assets consisted of trademarks and trade names of $22.2 million with an estimated useful life of five years, Trophy manufacturing technology valued at $21.1 million with an estimated useful life of five years, and $1.7 million of other intangible assets with an estimated useful life of three years.

The following are the amounts assigned to the acquired assets and liabilities (in millions):

Purchase price	$917.2
Less cash in escrow	(15.0)

Adjusted purchase price	$902.2

Cash	$34.2
Accounts receivable	131.2
Inventories	211.6
Other current assets	51.0
Property, plant and equipment	568.7
Intangible assets	45.0
Other assets	16.3

Total assets	$1,058.0

Current liabilities	$210.3
Other liabilities	100.2

Total liabilities	$310.5

Excess of purchase price over assets and liabilities acquired	$154.7

The finalization of the purchase price is pending adjustments to working capital and resolution of claims for indemnification.

The following are the pro forma results assuming that the acquisition had occurred as of January 1, 2003 (in thousands):

	Thirteen weeks ended July 3, 2005 (as reported)	Three months ended June 30, 2004 (as reported)	Twenty-six weeks ended July 3, 2005 (as reported)	Six months ended June 30, 2004 (pro forma)
Net sales	$654,502	$597,850	$1,200,595	$1,092,668

Net income (loss)	$3,945	$6,171	$(14,623)	$(11,239)

In the third quarter of 2004, management committed to a plan to sell the property for a plant closed in connection with the integration of SF Holdings. The net book value of approximately $1.9 million is classified in other current assets in the Company’s Consolidated Balance Sheets as of July 3, 2005 and December 31, 2004.

In the first half of 2005, management committed to a plan to sell the property for three additional plants closed in connection with the integration of SF Holdings. The net book value of approximately $4.5 million is classified in other current assets in the Company’s Consolidated Balance Sheet as of July 3, 2005.

(3) INVENTORIES

The components of inventories are as follows (in thousands):

	July 3, 2005	December 31, 2004
Finished goods	$293,815	$259,919
Work in process	16,229	13,569
Raw materials and supplies	84,760	78,889

Total inventories	$394,804	$352,377

(4) PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s major classes of property, plant and equipment are as follows (in thousands):

	July 3, 2005	December 31, 2004
Land	$51,741	$54,152
Buildings and improvements	303,336	319,531
Machinery and equipment	892,659	887,875
Construction in progress	35,075	21,394

Total property, plant and equipment	1,282,811	1,282,952
Less accumulated depreciation	(487,971)	(454,202)

Property, plant and equipment, net	$794,840	$828,750

Depreciation of property, plant and equipment was $23.9 million and $47.1 million for the thirteen weeks and twenty-six weeks ended July 3, 2005, respectively. Depreciation of property, plant and equipment was $22.1 million and $36.6 million for the three months and six months ended June 30, 2004, respectively.

(5) GOODWILL AND INTANGIBLE ASSETS

The following is a rollforward of the carrying values of goodwill by business segment (in thousands):

	North America	Europe	Asia – Pacific	Total
Balance at December 31, 2004	$198,385	$41,157	$226	$239,768
SF Holdings Acquisition (Note 2)	12,668	—	—	12,668
Erving Paper Products acquisition	709	—	—	709
Translation adjustment	1,238	(3,119)	(18)	(1,899)

Balance at July 3, 2005	$213,000	$38,038	$208	$251,246

As of December 31, 2004, the carrying value of goodwill in North America includes $142.0 million related to the SF Holdings Acquisition.

(Continued)

(5) GOODWILL AND INTANGIBLE ASSETS (Continued)

The gross carrying amount of nonamortizable intangible assets as of July 3, 2005 and December 31, 2004 was $0.3 million. The following are the carrying values of amortizable intangible assets (in thousands):

	July 3, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks and tradenames	$22,200	$5,935	$22,200	$3,700
Manufacturing technology	21,100	5,627	21,100	3,517
Patents, licenses and other	1,769	916	1,760	629

	$45,069	$12,478	$45,060	$7,846

Amortization expense related to intangible assets was $4.6 million and $3.2 million during the twenty-six weeks ended July 3, 2005 and the six months ended June 30, 2004, respectively. The estimated annual amortization expense of intangibles presently owned by the Company is approximately $4.0 million for the remainder of 2005, $9.0 million for 2006 through 2008 and $1.0 million in 2009.

(6) DEBT

Short-term debt and long-term debt, including amounts payable within one year, are as follows (in thousands):

	July 3, 2005	December 31, 2004
Short-term debt:
Yen-denominated short-term bank borrowings	$2,865	$3,603

Long-term debt:
8.5% Senior Subordinated Notes	$325,000	$325,000
Senior Credit Facility – Term Loan	641,875	645,125
Senior Credit Facility – Revolver	117,000	28,700
Canadian Credit Facility – Term Loan	9,707	11,214
Canadian Credit Facility – Revolver	414	1,010
Capital lease obligations	2,889	3,476

Total long-term debt	1,096,885	1,014,525
Less - Current maturities of long-term debt	8,661	9,778

Long-term debt, net of current maturities	$1,088,224	$1,004,747

Canadian Credit Facility

Borrowings under the revolving credit facility bear interest at the Canadian prime rate plus 0.50% or the Canadian bankers acceptance rate plus 1.75%, at the Company’s option. Term loan borrowings bear interest at the Canadian prime rate plus 0.75% or the Canadian bankers acceptance rate plus 2.00%, at the Company’s option. As of July 3, 2005, borrowings under the revolving credit facility and the term loan carried effective interest rates of 4.31% and 4.56%, respectively. As of July 3, 2005, CAD 12.1 million (approximately $9.7 million) was outstanding under the term loan and CAD 13.7 million (approximately $11.0 million) was available under the revolving credit facility.

(Continued)

(6) DEBT (Continued)

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

As of July 3, 2005, the weighted average annual interest rate applicable to Eurodollar rate loans was 5.19% and the weighted average annual interest rate applicable to base rate loans was 8.00%. During the thirteen weeks ended July 3, 2005, the weighted average annual interest rate for the Senior Credit Facility was 5.18%. At July 3, 2005, the interest rate on the term loan facility was 5.09% and 6.52% on the revolving credit facility. As of July 3, 2005, $20.2 million was available under the Senior Credit Facility.

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

(7) LEASES

The Company leases certain transportation vehicles, warehouse and office facilities and machinery and equipment under both cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by the Company. The full amount of lease rental payments is charged to expense using the straight-line method over the term of the lease. Future minimum rental commitments under non-cancelable operating leases in effect at July 3, 2005 are as follows (in thousands):

Remainder of 2005	$17,617
2006	29,899
2007	25,425
2008	22,040
2009	20,431
2010	18,477
Thereafter	138,589

Total	$272,478

(8) DERIVATIVES AND HEDGING ACTIVITIES

The Senior Credit Facility requires the Company to fix the interest rate for a portion of the borrowings. Accordingly, on March 10, 2004, to limit the variability of a portion of the interest payments under the Senior Credit Facility, the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $180.0 million. Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments; thereby fixing the rate on a portion of the outstanding debt. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 2.375% to 2.376%. The swap agreements extend through March 31, 2007. The fair value of these swap agreements was $4.7 million and $4.2 million as of July 3, 2005 and December 31, 2004, respectively. They are accounted for as cash flow hedges and their fair value is included in other assets in the Company’s consolidated balance sheet. In June 2005, the Company entered into a forward-starting receive-variable, pay-fixed interest rate swap with a notional amount of $50.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 4.25%. The swap agreement is effective March 31, 2007 through March 31, 2010. As of July 3, 2005, the fair value of this swap agreement was $0.

On June 1, 2004, the Company entered into an interest rate cap agreement with a notional amount of $30.0 million. Under this interest rate cap agreement, the Company would receive variable interest rate payments when the three-month Eurodollar rate rises above 4.0%. At December 31, 2004, the fair value of this interest rate cap was $0. This interest rate cap agreement expired on March 31, 2005.

On March 31, 2005, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million. Under this agreement, the Company receives variable interest rate payments when the three-month Eurodollar rate rises above 5.0%. This interest rate cap agreement is in effect through March 31, 2006. On June 30, 2005, the Company entered into another interest rate cap agreement with a notional amount of $15.0 million. Under this agreement, the Company receives variable interest rate payments when the three-month Eurodollar rate rises above 4.0%. This interest rate cap agreement is in effect through September 30, 2005. Both interest rate caps are accounted for as cash flow hedges and the fair value of these agreements was approximately $0 as of July 3, 2005.

(9) INCOME TAXES

As of January 1, 2004, Solo Illinois revoked its subchapter S status and became a subchapter C Corporation subject to United States federal and state income tax. Consequently, the Company, pursuant to generally accepted accounting principles in the United States, recorded a one-time, $29.8 million non-cash tax expense to establish a $29.8 million net deferred income tax liability for the future tax consequences attributable to differences between the financial statement and income tax bases of Solo Illinois’ assets and liabilities as of January 1, 2004. As of December 31, 2004, this net deferred income tax liability was reduced to $28.3 million.

(10) PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Net periodic benefit cost for the Company’s domestic and foreign pension and other postretirement benefit plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Thirteen weeks ended July 3, 2005	Three months ended June 30, 2004	Thirteen weeks ended July 3, 2005	Three months ended June 30, 2004
Service cost	$437	$382	$206	$331
Interest cost	1,479	1,386	534	802
Expected return on plan assets	(1,438)	(1,508)	—	—
Amortization of prior service cost	22	—	(1,032)	—
Amortization of net loss	—	—	227	—

Net periodic benefit cost	$500	$260	$(65)	$1,133

	Pension Benefits		Other Postretirement Benefits
	Twenty-six weeks ended July 3, 2005	Six months ended June 30, 2004	Twenty-six weeks ended July 3, 2005	Six months ended June 30, 2004
Service cost	$864	$580	$411	$442
Interest cost	2,940	1,868	1,067	1,068
Expected return on plan assets	(2,859)	(2,010)	—	—
Amortization of prior service cost	44	—	(2,064)	—
Amortization of net loss	—	—	453	—

Net periodic benefit cost	$989	$438	$(133)	$1,510

As of July 3, 2005, $3.1 million of contributions had been made to the Company’s pension plans. The Company presently anticipates contributing an additional $3.5 million to fund its pension plans in 2005 for a total of $6.6 million.

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

During 2004, $4.1 million of capital was contributed to the Company by SCIC. This includes $0.8 million of proceeds that were received by SCIC from certain Company employees upon the issuance of SCIC’s CPPS. The remaining $3.3 million represents the issuance of 3,283 Convertible Preferred Units (“CPUs”) to certain Company employees in settlement of deferred compensation liabilities (Note 12). In the second quarter of 2005, as the result of an employee’s separation from the Company, $1.3 million of this capital contribution was returned to SCIC as a dividend and 1,267 of CPUs were canceled. No other dividends were paid in 2005. For the six months ended June 30, 2004, the Company paid dividends of $13.0 million to shareholders of Solo Illinois.

(Continued)

(11) EQUITY TRANSACTIONS (Continued)

In 2005, an additional $0.1 million of capital was contributed to the Company by SCIC, reflecting proceeds that were received by SCIC from a Company employee upon the issuance of SCIC’s CPPS.

(12) STOCK-BASED COMPENSATION

SCIC, the Company’s parent, has a management investment and incentive compensation plan for certain key employees of the Company. Under this plan, SCIC has reserved 1.4 million shares of common stock and 5,000 shares of CPPS for issuance. The accounting impact of this plan is recorded in the financial statements of the Company as the plan relates to employees of the Company.

CPUs

During the second quarter of 2004, SCIC issued 3,283 CPUs to certain Company employees in settlement of $3.3 million of deferred compensation liabilities. The fair value of the CPUs granted by SCIC was linked to the fair market value of one share of CPPS. For CPUs, compensation expense is recognized periodically based on changes in the fair value of the CPU relative to the grant-date fair value of the CPU. During the twenty-six weeks ended July 3, 2005, the Company recorded compensation expense and additional paid-in capital of $23 thousand reflecting dividends declared by SCIC on those instruments.

Based on a conversion rate of 21.13 shares of common stock for each share of CPPS, the fair market value of SCIC common stock as of July 3, 2005 was $42.09 per share, as determined by the Company. The Company obtains an independent valuation on an annual basis and updates the calculation internally on a quarterly basis. CPUs do not have voting rights and are in certain circumstances convertible to SCIC common stock or CPPS. The issuance of CPUs by SCIC in settlement of deferred compensation liabilities of the Company totaling $3.3 million was recorded as additional paid-in capital in 2004.

Stock Options

During 2004, SCIC granted to employees 1,249,255 options to purchase shares of SCIC common stock with an exercise price equal to the fair market value of the common stock at the date of grant of $47.32. Included in these grants were 499,698 options that are conditional upon the Company achieving certain defined performance targets. The time-based options vest over a period of four years and the performance-based options vest over a period of five years. All options expire 10 years after the grant date. During the twenty-six weeks ended July 3, 2005, SCIC granted to employees 157,060 options to purchase shares of SCIC common stock with an exercise price of $47.32. Included in these grants were 62,820 performance-based options and 94,240 time-based options. These options have the same terms and conditions as the options granted in 2004. During the twenty-six weeks ended July 3, 2005, 42,377 time-based options and 28,251 performance-based options were forfeited. No options have been exercised to date. As of July 3, 2005, 1,335,687 options were outstanding under the plan and 168,541 time-based options were exercisable.

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost for options is reflected in the reported results of operations, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company will adopt SFAS No. 123 (Revised 2004), “Share-Based Payment” in the first quarter of 2006, but has not yet determined which of the adoption methods it will use.

(Continued)

(12) STOCK-BASED COMPENSATION (Continued)

The following table illustrates the effect on net income (loss) assuming the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all awards of common stock options (in thousands):

	Thirteen weeks ended July 3, 2005	Three months ended June 30, 2004	Twenty-six weeks ended July 3, 2005	Six months ended June 30, 2004
Net income (loss), as reported	$3,945	$6,171	$(14,623)	$(52,498)
Add: Total stock-based employee compensation expense included in net income (loss), net of related tax effects	14	—	75	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(501)	(536)	(976)	(605)

Pro forma net income (loss)	$3,458	$5,635	$(15,524)	$(53,103)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	3.8%
Stock volatility	—
Expected life in years	7
Expected dividend yield	—
Weighted-average fair value of options granted	$10.98

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	July 3, 2005	December 31, 2004
Foreign currency translation adjustments	$4,653	$10,504
Minimum pension liability adjustments, net of tax	(6,902)	(6,902)
Unrealized investment gain, net of tax	559	435
Unrealized gain on cash flow hedge, net of tax	2,895	2,552

Accumulated other comprehensive income	$1,205	$6,589

(14) RELATED PARTY TRANSACTIONS

Robert L. Hulseman, who is John F. Hulseman’s brother and the husband of Sheila M. Hulseman, and is the Chairman and Chief Executive Officer of the Company, received salary and benefits of $289,244 and $276,184 for the thirteen weeks ended July 3, 2005 and the three months ended June 30, 2004, respectively. He received salary and benefits of $565,428 and $552,368 for the twenty-six weeks ended July 3, 2005 and the six months ended June 30, 2004, respectively. John F. Hulseman, who is Robert L. Hulseman’s brother and the husband of Georgia S. Hulseman, and is the Vice Chairman of the Company, received salary and benefits of $276,382 and $276,184 for the thirteen weeks ended July 3, 2005 and the three months ended June 30, 2004, respectively. He received salary and benefits of $552,566 and $552,368 for the twenty-six weeks ended July 3, 2005 and the six months ended June 30, 2004, respectively. Sheila M. Hulseman and Georgia S. Hulseman are also Directors on the Company’s Board.

In the first quarter of 2004, SCIC paid to Vestar a one-time $4.0 million advisory fee and reimbursed specified out of pocket expenses of Vestar. Also in the first quarter of 2004, the Company and SCIC entered into a management agreement with SCC Holding providing for, among other things, the payment by SCIC of an annual advisory fee of $2.5 million. At the same time, SCIC entered into a management agreement with Vestar pursuant to which SCIC will pay Vestar an $800,000 annual advisory fee, plus reimbursement of its expenses. Pursuant to these management agreements, the Company incurred $1.7 million and $1.1 million of expense for advisory fees for the twenty-six weeks ended July 3, 2005 and the six months ended June 30, 2004, respectively.

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

(in thousands)	North America	Europe	Asia- Pacific	Other	Total Segments	Eliminations	Total
Thirteen weeks ended July 3, 2005
Net sales from external customers	$608,372	$21,897	$27,315	$3,025	$660,609	$(6,107)	$654,502
Intersegment net sales	5,875	—	—	232	6,107	(6,107)	—
Operating income	23,371	1,148	2,245	115	26,879	(27)	26,852

Twenty-six weeks ended July 3, 2005
Net sales from external customers	$1,114,571	$41,819	$50,074	$5,850	$1,212,314	$(11,719)	$1,200,595
Intersegment net sales	11,173	—	—	546	11,719	(11,719)	—
Operating income	9,951	2,039	1,305	355	13,650	19	13,669

At July 3, 2005
Total assets	$1,837,152	$86,401	$72,580	$12,572	$2,008,705	$(48,176)	$1,960,529

Three months ended June 30, 2004
Net sales from external customers	$554,292	$18,868	$28,039	$2,815	$603,936	$(6,086)	$597,850
Intersegment net sales	5,578	—	—	508	6,086	(6,086)	—
Operating income	23,280	1,592	1,170	185	26,227	22	26,249

Six months ended June 30, 2004
Net sales from external customers	$842,558	$35,948	$51,297	$5,842	$935,645	$(10,499)	$925,146
Intersegment net sales	9,631	—	—	868	10,499	(10,499)	—
Operating income	12,246	2,974	1,830	413	17,463	22	17,485

At December 31, 2004
Total assets	$1,771,207	$90,269	$78,762	$11,822	$1,952,060	$(48,274)	$1,903,786

(15) SEGMENTS (Continued)

(in thousands)	Thirteen weeks ended July 3, 2005	Twenty-six weeks ended July 3, 2005
Revenues:
Total segments and other net sales	$660,609	$1,212,314
Eliminations of intersegment net sales	(6,107)	(11,719)

Total consolidated net sales	$654,502	$1,200,595

Operating income (loss):
Total segment operating income	$26,852	$13,669
Interest expense, net of interest income of $99 and $188	(18,209)	(35,282)
Foreign currency exchange loss, net	(2,037)	(2,844)
Other income, net	58	171

Total consolidated income (loss) before income taxes and minority interest	$6,664	$(24,286)

(in thousands)	At July 3, 2005
Assets:
Total segments	$2,008,705
Eliminations of intersegment receivables	(48,176)

Total consolidated assets	$1,960,529

(16) GUARANTOR NOTE

On February 27, 2004, with an effective date of February 22, 2004, the Company acquired SF Holdings. The Company partially funded this acquisition through the issuance of the 8.5% Senior Subordinated Notes. The 8.5% Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s subsidiaries. The consolidated guarantors include: Solo Cup Company; Solo Management Company; P.R. SOLO CUP, INC.; SOLO TEXAS LLC; SF Holdings Group, Inc.; Sweetheart Cup Company, Inc.; Lily-Canada Holding Corporation; Cupcorp, Inc.; Newcup LLC; EMERALD LADY INC.; Solo Cup (UK) Limited; Insulpak Holdings Limited; Solo Cup Europe Limited; and Solo Manufacturing LLC. The following tables present the financial information for the guarantors and non-guarantors of the 8.5% Senior Subordinated Notes, in accordance with Rule 3-10 of Regulation S-X:

	Condensed Consolidated Balance Sheet July 3, 2005 (In thousands)
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10,261	$9,961	$—	$20,222
Cash in escrow	15,000	—	—	15,000
Accounts receivable:
Trade	237,869	46,604	—	284,473
Other	27,019	—	(14,010)	13,009
Inventories	368,161	27,087	(444)	394,804
Deferred income taxes	51,334	939	—	52,273
Prepaid expenses and other current assets	43,135	5,594	—	48,729

Total current assets	752,779	90,185	(14,454)	828,510
Property, plant and equipment, net	722,088	72,752	—	794,840
Goodwill and intangible assets, net	280,927	3,185	—	284,112
Other assets	101,309	3,636	(51,878)	53,067

Total assets	$1,857,103	$169,758	$(66,332)	$1,960,529

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$140,939	$36,900	$(14,035)	$163,804
Accrued expenses and other current liabilities	145,174	19,116	—	164,290
Short-term debt	—	2,865	—	2,865
Current maturities of long-term debt	6,500	2,161	—	8,661

Total current liabilities	292,613	61,042	(14,035)	339,620
Long-term debt, net of current maturities	1,062,113	26,111	—	1,088,224
Deferred income taxes	32,693	5,483	—	38,176
Other liabilities	80,106	7,619	—	87,725

Total liabilities	1,467,525	100,255	(14,035)	1,553,745
Minority interest	—	785	—	785
Shareholder’s equity:
Common stock	—	2,114	(2,114)	—
Additional paid-in capital	257,936	40,769	(40,769)	257,936
Retained earnings	133,387	22,885	(9,414)	146,858
Accumulated other comprehensive income (loss)	(1,745)	2,950	—	1,205

Total shareholder’s equity	389,578	68,718	(52,297)	405,999

Total liabilities and shareholder’s equity	$1,857,103	$169,758	$(66,332)	$1,960,529

(Continued)

(16) GUARANTOR NOTE (Continued)

	Condensed Consolidated Balance Sheet December 31, 2004 (In thousands)
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,541	$6,314	$—	$15,855
Cash in escrow	15,000	—	—	15,000
Accounts receivable:
Trade	183,583	38,963	—	222,546
Other	31,606	2,385	(7,037)	26,954
Inventories	332,725	19,820	(168)	352,377
Deferred income taxes	51,333	1,261	—	52,594
Prepaid expenses and other current assets	40,884	6,327	—	47,211

Total current assets	664,672	75,070	(7,205)	732,537

Property, plant and equipment, net	758,204	70,546	—	828,750
Goodwill and intangible assets	274,047	3,233	—	277,280
Restricted cash	1,905	—	—	1,905
Other assets	110,923	4,147	(51,756)	63,314

Total assets	$1,809,751	$152,996	$(58,961)	$1,903,786

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$131,621	$25,903	$(7,041)	$150,483
Accrued expenses and other current liabilities	150,725	16,449	—	167,174
Short-term debt	—	3,603	—	3,603
Current maturities of long-term debt	6,500	3,278	—	9,778

Total current liabilities	288,846	49,233	(7,041)	331,038

Long-term debt, less current maturities	975,992	28,755	—	1,004,747
Deferred income taxes	56,405	2,025	—	58,430
Other liabilities	73,419	7,929	—	81,348

Total liabilities	1,394,662	87,942	(7,041)	1,475,563

Minority interest	—	1,073	—	1,073

Shareholder’s equity:
Common stock	—	2,114	(2,114)	—
Additional paid-in capital	259,080	40,769	(40,769)	259,080
Retained earnings	153,887	16,631	(9,037)	161,481
Accumulated other comprehensive income	2,122	4,467	—	6,589

Total shareholder’s equity	415,089	63,981	(51,920)	427,150

Total liabilities and shareholder’s equity	$1,809,751	$152,996	$(58,961)	$1,903,786

(Continued)

(16) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Thirteen weeks ended July 3, 2005 (In thousands)
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$597,833	$73,805	$(17,136)	$654,502
Cost of goods sold	515,482	62,040	(17,070)	560,452

Gross profit	82,351	11,765	(66)	94,050

Selling, general and administrative expenses	62,296	4,956	(61)	67,191
Loss (gain) on sale of property, plant and equipment	10	(3)	—	7

Operating income	20,045	6,812	(5)	26,852

Interest expense, net	17,566	643	—	18,209
Foreign currency exchange loss (gain), net	2,553	(516)	—	2,037
Other (income) expense, net	4	(62)	—	(58)

Income (loss) before income taxes and minority interest	(78)	6,747	(5)	6,664

Income tax provision	537	2,129		2,666
Minority interest	—	53	—	53

Net income (loss)	$(615)	$4,565	$(5)	$3,945

	Consolidated Statement of Operations Three Months Ended June 30, 2004 (In thousands)
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$547,363	$59,432	$(8,945)	$597,850
Cost of goods sold	471,994	49,562	(8,940)	512,616

Gross profit	75,369	9,870	(5)	85,234

Selling, general and administrative expenses	54,993	5,299	(94)	60,198
Gain on sale of property, plant and equipment	(1,213)	—	—	(1,213)

Operating income	21,589	4,571	89	26,249

Interest expense, net	14,201	726	—	14,927
Foreign currency exchange loss, net	598	401	—	999
Other expense (income), net	5	(89)	—	(84)

Income before income tax and minority interest	6,785	3,533	89	10,407

Income tax provision	2,358	1,797	(24)	4,131
Minority interest	—	105	—	105

Net income	$4,427	$1,631	$113	$6,171

(Continued)

(16) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Twenty-six weeks ended July 3, 2005
(In thousands)	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$1,099,490	$131,351	$(30,246)	$1,200,595
Cost of goods sold	975,680	112,152	(29,782)	1,058,050

Gross profit	123,810	19,199	(464)	142,545

Selling, general and administrative expenses	117,507	10,675	(87)	128,095
Loss on sale of property, plant and equipment	778	3	—	781

Operating income	5,525	8,521	(377)	13,669

Interest expense, net	34,320	962	—	35,282
Foreign currency exchange loss (gain), net	3,789	(945)	—	2,844
Other (income) expense, net	3	(174)	—	(171)

Income (loss) before income taxes and minority interest	(32,587)	8,678	(377)	(24,286)

Income tax (benefit) provision	(12,087)	2,373		(9,714)
Minority interest	—	51	—	51

Net income (loss)	$(20,500)	$6,254	$(377)	$(14,623)

	Consolidated Statement of Operations Six months ended June 30, 2004
(In thousands)	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$841,719	$97,048	$(13,621)	$925,146
Cost of goods sold	735,320	81,177	(13,509)	802,988

Gross profit	106,399	15,871	(112)	122,158

Selling, general and administrative expenses	96,833	9,174	(124)	105,883
Gain on sale of property, plant and equipment	(1,210)	—	—	(1,210)

Operating income	10,776	6,697	12	17,485

Interest expense, net	22,248	1,025	—	23,273
Prepayment penalties	30,690	—	—	30,690
Foreign currency exchange (gain) loss, net	(444)	69	—	(375)
Other expense, net	965	635	—	1,600

Income (loss) before income tax and minority interest	(42,683)	4,968	12	(37,703)

Income tax provision	12,098	2,605	(24)	14,679
Minority interest	—	116	—	116

Net income (loss)	$(54,781)	$2,247	$36	$(52,498)

(Continued)

(16) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Twenty-six weeks ended July 3, 2005 (In thousands)
	Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by operating activities	$(61,726)	$11,490	$(50,236)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(28,262)	(5,186)	(33,448)
Proceeds from sale of property, plant and equipment	6,122	6	6,128

Net cash used in investing activities	(22,140)	(5,180)	(27,320)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under revolving credit facilities	88,273	(502)	87,771
Contribution of capital from parent	100	—	100
Return of capital to parent	(1,267)	—	(1,267)
Repayments of the term notes	(3,244)	(1,175)	(4,419)
Net repayments of other debt	—	(850)	(850)
Debt issuance costs	(1,098)	(2)	(1,100)
Decrease in restricted cash	1,905	—	1,905

Net cash provided by (used in) financing activities	84,669	(2,529)	82,140

Effect of exchange rate changes on cash	(83)	(134)	(217)

NET INCREASE IN CASH AND CASH EQUIVALENTS	720	3,647	4,367

Cash and cash equivalents, beginning of period	9,541	6,314	15,855

Cash and cash equivalents, end of period	$10,261	$9,961	$20,222

(Continued)

(16) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Six months ended June 30, 2004 (In thousands)
	Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by operating activities	$(41,022)	$15,109	$(25,913)

CASH FLOWS FROM INVESTING ACTIVITIES

Payment for business acquisition, net of cash acquired	(874,734)	—	(874,734)
Purchase of property, plant and equipment	(14,648)	(3,033)	(17,681)
Proceeds from sale of property, plant and equipment	1,741	265	2,006
Increase in cash in escrow	(4,997)	—	(4,997)

Net cash used in investing activities	(892,638)	(2,768)	(895,406)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under revolving credit facilities	24,263	537	24,800
Borrowings under the term notes	650,000	—	650,000
Borrowings under the 8.5% Senior Subordinated Notes	325,000	—	325,000
Borrowings under the Securitization Facility	5,000	—	5,000
Borrowings under the 364-day revolving credit agreement	16,500	—	16,500
Proceeds from sale of common stock	230,463	—	230,463
Repayments of the 7.08% Senior Notes	(160,000)	—	(160,000)
Repayments of the 3.67% Yen-denominated Senior Notes	(44,170)	—	(44,170)
Repayments of interest rate swap	(1,656)	—	(1,656)
Repayments of the Securitization Facility	(27,800)	—	(27,800)
Repayments of the 364-day revolving credit agreement	(29,500)	—	(29,500)
Repayments of the term notes	(1,625)	—	(1,625)
Repayments of other debt	(657)	(1,704)	(2,361)
Debt issuance costs	(31,497)	—	(31,497)
Dividends paid	(13,008)	—	(13,008)
Decrease in restricted cash	234	—	234

Net cash provided by (used in) financing activities	941,547	(1,167)	940,380

Effect of exchange rate changes on cash	(21)	30	9

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,866	11,204	19,070

Cash and cash equivalents, beginning of period	1,987	1,282	3,269

Cash and cash equivalents, end of period	$9,853	$12,486	$22,339

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Refer to the Company’s 2004 Form 10-K for management’s discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries for the year ended December 31, 2004. The following is management’s discussion and analysis of the financial condition and results of operations of the Company for the thirteen and twenty-six weeks ended July 3, 2005.

On February 27, 2004, with an effective date of February 22, 2004, we acquired 100.0% of the outstanding capital stock of SF Holdings Group, Inc. (“SF Holdings Acquisition”). In 2004, our consolidated financial position and results of operations include the accounts of SF Holdings for the period from February 22, 2004. Our discussion of the year to date results for 2005 compared to 2004 is partially driven by the effect of the SF Holdings Acquisition. Amounts for the six months ended June 30, 2004 include the results of SF Holdings from February 22, 2004. Amounts for the twenty-six weeks ended July 3, 2005 include the results of SF Holdings for the entire period.

Refer to the Company’s 2004 Form 10-K for management’s discussion and analysis which includes a discussion of integration activities related to the SF Holdings Acquisition.

General

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

As reported in the Company’s Form 8-K filed with the SEC on June 24, 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from the year ended December 31 to the 52- or 53-week period ending on the last Sunday in December except that fiscal year 2005 will end on January 1, 2006. All subsequent fiscal years will end on the last Sunday in December.

Thirteen Weeks Ended July 3, 2005 Compared to the Three Months Ended June 30, 2004

(in thousands)	Thirteen weeks ended July 3, 2005	Three months ended June 30, 2004	Favorable / (Unfavorable)
			$	%
Net sales	$654,502	$597,850	$56,652	9.5%
Cost of goods sold	560,452	512,616	(47,836)	(9.3)

Gross profit	94,050	85,234	8,816	10.3

Selling, general and administrative expenses	67,191	60,198	(6,993)	(11.6)
Loss (gain) on sale of property, plant and equipment	7	(1,213)	(1,220)	(100.6)

Operating income	26,852	26,249	603	2.3

Interest expense, net	18,209	14,927	(3,282)	(22.0)
Foreign currency exchange loss (gain), net	2,037	999	(1,038)	(103.9)
Other (income) expense, net	(58)	(84)	(26)	(31.0)

Income before income taxes and minority interest	6,664	10,407	(3,743)	(36.0)

Income tax provision	2,666	4,131	1,465	35.5
Minority interest	53	105	52	49.5

Net income	$3,945	$6,171	$(2,226)	(36.1)%

Net sales increased $56.7 million, or 9.5%, for the thirteen weeks ended July 3, 2005 compared to the prior year period. The increase in net sales reflected a 6.2% increase in sales volume and a 3.3% increase in average realized sales price as compared to the three months ended June 30, 2004. The increase in volume reflects the favorable result of our efforts during 2005 to execute our business strategy and capitalize on our consolidation activities. The increase in average realized sales price reflects pricing increases implemented in response to higher raw material costs, which were limited by competitive pressure.

For the thirteen weeks ended July 3, 2005, gross profit increased $8.8 million compared to the prior year period. As a percentage of net sales, gross profit was 14.4% in the second quarter of 2005 versus 14.3% in the second quarter of 2004. The increase in gross profit was driven by increased sales volumes offset by higher raw material costs.

Selling, general and administrative expenses increased $7.0 million for the thirteen weeks ended July 3, 2005 compared to the three months ended June 30, 2004. As a percentage of net sales, selling, general and administrative expenses were 10.3% in the second quarter of 2005 versus 10.1% in the second quarter of 2004. Increased expenses for the current period include costs associated with consolidating our information technology infrastructure as a result of the SF Holdings Acquisition. Selling, general and administrative expenses also include approximately $5.8 million of integration costs associated with the SF Holdings Acquisition, compared to approximately $7.9 million in the prior year period.

For the thirteen weeks ended July 3, 2005, interest expense, net increased $3.3 million compared to the prior year period. This increase is primarily attributed to increased borrowings under the domestic revolving credit facility. These borrowings were used to support working capital requirements resulting from increased sales in addition to increased inventory levels necessitated by our manufacturing facilities integration.

Loss (gain) on sale of property, plant and equipment in the three months ended June 30, 2004 includes a $1.2 million gain on the sale of undeveloped land located in Santa Paula, California.

Foreign currency exchange loss, net increased $1.0 million for the thirteen weeks ended July 3, 2005 compared to the prior year period. The higher loss in the current period resulted primarily from the United Kingdom pound sterling denominated inter-company debt.

Twenty-six Weeks Ended July 3, 2005 Compared to the Six Months Ended June 30, 2004

On February 27, 2004, with an effective date of February 22, 2004, we acquired 100.0% of the outstanding capital stock of SF Holdings Group, Inc. (“SF Holdings Acquisition”). Amounts for the twenty-six weeks ended July 3, 2005 include the results of SF Holdings for the entire period. Amounts for the six months ended June 30, 2004 include the results of SF Holdings from February 22, 2004.

(in thousands)	Twenty-six weeks ended July 3, 2005	Six months ended June 30, 2004	Favorable/ (Unfavorable)
			$	%
Net sales	$1,200,595	$925,146	$275,449	29.8%
Cost of goods sold	1,058,050	802,988	(255,062)	(31.8)

Gross profit	142,545	122,158	20,387	16.7

Selling, general and administrative expenses	128,095	105,883	(22,212)	(21.0)
Loss (gain) on sale of property, plant and equipment	781	(1,210)	(1,991)	(164.5)

Operating income	13,669	17,485	(3,816)	(21.8)

Interest expense, net	35,282	23,273	(12,009)	(51.6)
Prepayment penalties	—	30,690	30,690	*
Loss on debt extinguishment	—	916	916	*
Foreign currency exchange loss (gain), net	2,844	(375)	(3,219)	*
Other (income) expense, net	(171)	684	855	125.0

Loss before income taxes and minority interest	(24,286)	(37,703)	13,417	35.6

Income tax (benefit) provision	(9,714)	14,679	24,393	166.2
Minority interest	51	116	65	56.0

Net loss	$(14,623)	$(52,498)	$37,875	72.1%

*	Not meaningful

Net sales increased $275.4 million for the twenty-six weeks ended July 3, 2005 compared to the prior year period. This includes $185.8 million of increased sales volume resulting from the SF Holdings Acquisition. The remaining increase in net sales of $89.6 million, or 9.7%, reflects a 7.8% increase in average realized sales price and a 1.9% increase in sales volume as compared to the six months ended June 30, 2004. The increase in average realized sales price reflects the impact of pricing increases implemented in response to higher raw material costs, limited by competitive pressure.

For the twenty-six weeks ended July 3, 2005, gross profit increased $20.4 million compared to the prior year period. This includes a $21.4 million increase resulting from the SF Holdings Acquisition partially offset by the impact of our inability to pass through all raw material cost increases due to competitive pressure. As a percentage of net sales, gross profit was 11.9% in the first half of 2005 versus 13.2% in the first half of 2004.

Selling, general and administrative expenses increased $22.2 million for the twenty-six weeks ended July 3, 2005 compared to the prior year period. This includes an increase of $15.6 million representing two additional months of SF Holdings in 2005 versus 2004. The remaining increase of $6.6 million is primarily costs associated with consolidating our information technology infrastructure as a result of the SF Holdings Acquisition. As a percentage of net sales, selling, general and administrative expenses were 10.7% in the first half of 2005 versus 11.4% in the first half of 2004. Integration costs were approximately $13.7 million for the twenty-six weeks ended July 3, 2005 compared to approximately $15.1 million for the six months ended June 30, 2004.

Loss (gain) on sale of property, plant and equipment in the six months ended June 30, 2004 includes a $1.2 million gain on the sale of undeveloped land located in Santa Paula, California.

For the twenty-six weeks ended July 3, 2005, interest expense, net increased $12.0 million compared to the prior year period. This increase is primarily attributed to increased borrowings under the domestic revolving credit facility. These borrowings were used to support working capital requirements resulting from increased sales in addition to increased inventory levels necessitated by our manufacturing facilities integration. In addition, interest expense in the first half of 2005 includes six months of interest associated with the 8.5% Senior Subordinated Notes issued in connection with the SF Holdings Acquisition, while 2004 includes only four months of interest expense on these notes.

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

Foreign currency exchange loss, net increased $3.2 million for the twenty-six weeks ended July 3, 2005 compared to the prior year period. The higher loss in the current period resulted primarily from the United Kingdom pound sterling denominated inter-company debt.

For the twenty-six weeks ended July 3, 2005, an income tax benefit of $9.7 million was recorded as a result of the loss before income taxes and minority interest of $24.3 million compared to an income tax provision of $14.7 million for the six months ended June 30, 2004. Income tax provision for the six months ended June 30, 2004 resulted primarily from a $29.8 million expense due to the Company’s change in tax filing status from subchapter S to subchapter C of the Internal Revenue Code in the United States. This expense was partially offset by a tax benefit of $15.1 million resulting from the six month operating loss of $37.7 million.

Liquidity and Capital Resources

Historically, we have relied on cash flows from operations and our revolving credit borrowings to finance our working capital requirements and capital expenditures.

Net cash used in operating activities during the twenty-six weeks ended July 3, 2005 was $50.2 million compared to $25.9 million during the six months ended June 30, 2004. The change from the prior period resulted primarily from the increase in inventory levels. An inventory build was executed to maintain customer service levels while relocating equipment as part of our on-going integration efforts. Increased inventory levels were also required for certain products whose demand exceeds our production capacity during the summer months.

Cash flows from operating activities during the twenty-six weeks ended July 3, 2005 include agreed-upon payments of $11.75 million resulting from the February 2005 settlement with DSC Logistics, Inc. and related payments of approximately $2.8 million for attorney fees and contract execution costs.

Working capital increased $87.4 million to $488.9 million at July 3, 2005 from $401.5 million at December 31, 2004. The increase reflects higher accounts receivable and inventory balances, partially offset by higher accounts payable. The activity in inventory and accounts payable was primarily driven by higher raw material costs combined with our planned inventory build. Accounts receivable activity was driven by increased sales dollars during the second quarter of 2005 compared to the fourth quarter of 2004 as well as price increases caused by higher material costs.

Net cash used in investing activities during the twenty-six weeks ended July 3, 2005 was $27.3 million. During the six months ended June 30, 2004, net cash used in investing activities was $895.4 million, which includes $874.7 million for the SF Holdings Acquisition.

Capital expenditures during the twenty-six weeks ended July 3, 2005 were $33.4 million compared to $17.7 million during the six months ended June 30, 2004. Capital expenditures during the twenty-six weeks ended July 3, 2005 included $11.7 million for new production equipment, $17.2 million for integration related projects, $1.2 million for routine capital improvements, $1.7 million for renovations and equipment conversions, $0.9 million for building and land improvements, and $0.7 million for various other projects. Capital expenditures funding was primarily provided by the revolving credit borrowings.

Net cash provided by financing activities during the twenty-six weeks ended July 3, 2005 was $82.1 million compared to $940.4 million during the six months ended June 30, 2004. This decrease resulted primarily from 2004 activity related to the SF Holdings Acquisition including (i) borrowings under our credit facilities, (ii) the issuance of the 8.5% senior subordinated notes due 2014 and (iii) proceeds from the sale of common stock. This activity was partially offset by (i) repayment of the 7.08% senior notes due 2011, (ii) repayment of the 3.67% Yen-denominated senior notes due 2008, (iii) repayment of a $27.8 million securitization facility, (iv) payment of debt issuance costs and (vi) payment of dividends. In 2005, net borrowings under revolving credit facilities increased $63.0 million. The increased funding was used to support working capital requirements resulting from increased sales in addition to increased inventory levels necessitated by our manufacturing facilities integration.

Short-term debt

At July 3, 2005, we had approximately 320 million Yen (approximately $2.9 million) of short-term borrowings with Japanese banks. These borrowings have various termination dates and have no restrictive covenants. The interest rate on these borrowings ranges between 0.80% and 1.375% per year.

Long-term debt

The following is a summary of our long-term debt at July 3, 2005 (in thousands):

July 3, 2005
Long-term debt:
8.5% Senior Subordinated Notes	$325,000
Senior Credit Facility – Term Loan	641,875
Senior Credit Facility – Revolver	117,000
Canadian Credit Facility – Term Loan	9,707
Canadian Credit Facility – Revolver	414
Capital lease obligations	2,889

Total long-term debt	1,096,885
Less - Current maturities of long-term debt	8,661

Long-term debt, net of current maturities	$1,088,224

The following is a summary of our committed revolving credit facilities at July 3, 2005 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Unused Capacity
Senior Credit Facility:
Revolving facility	$150,000	$117,000	$12,842	$20,158
Canadian Credit Facility:
Revolving facility	11,419	414	—	11,005

	$161,419	$117,414	$12,842	$31,163

(1)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.

Canadian Credit Facility

Borrowings under the revolving credit facility bear interest at the Canadian prime rate plus 0.50% or the Canadian bankers acceptance rate plus 1.75%, at our option. Term loan borrowings bear interest at the Canadian prime rate plus 0.75% or the Canadian bankers acceptance rate plus 2.00%, at our option. As of July 3, 2005, borrowings under the revolving credit facility and the term loan carried effective interest rates of 4.31% and 4.56%, respectively. As of July 3, 2005, CAD 13.7 million (approximately $11.0 million) was available under the revolving facility and the term loan balance was CAD 12.1 million (approximately $9.7 million).

Senior Credit Facility

On February 27, 2004, we entered into credit facilities comprised of a $150.0 million revolving credit facility maturing in 2010 and a $650.0 million term loan facility maturing in 2011 (“Senior Credit Facility”). The revolver is principally used for working capital purposes, and the term loan was used to finance the acquisition and related transactions.

On March 31, 2005, we entered into an agreement to amend the Senior Credit Facility. The amendment changes the borrowing margin used to calculate interest on the term loans under the Senior Credit Facility. For purposes of calculating interest, term loans under the Senior Credit Facility are designated as Eurodollar rate loans or, in certain circumstances, base rate loans. Under the original agreement, Eurodollar rate loans bore interest at the British Bankers Association Interest Settlement Rate for deposits in dollars plus a borrowing margin. Base rate loans bore interest at (a) the greater of (i) the rate most recently announced by Bank of America as its “prime rate” or (ii) the Federal Funds Rate plus .5% of 1% per annum, plus (b) a borrowing margin. The margin for term loans was a range based on the Company’s leverage ratio. For Eurodollar rate loans, the range was 2.25% to 2.50%. For base rate loans, the range was 1.25% to 1.50%. The terms of the amendment provide that the borrowing margin for term loans be 2.00% on Eurodollar rate loans and 1.00% on base rate loans.

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

As of July 3, 2005, the weighted average annual interest rate applicable to Eurodollar rate loans was 5.19% and the weighted average annual interest rate applicable to base rate loans was 8.00%. During the thirteen weeks ended July 3, 2005, the weighted average annual interest rate for the Senior Credit Facility was 5.18%. At July 3, 2005, the interest rate on the term loan facility was 5.09% and 6.52% on the revolving credit facility.

A commitment fee of 0.50% on the unused portion of the credit facilities is payable on a quarterly basis.

We may make optional prepayments on either the credit facility or the term loan in million dollar increments with a minimum prepayment of $10.0 million.

We are required to make a mandatory annual prepayment of the term loan facility and the revolving credit facility in an amount equal to 50.0% of excess cash flow, as defined, when the consolidated leverage ratio, as defined, is 3.5x or greater, or 25.0% of excess cash flow when the Company’s consolidated leverage ratio is less than 3.5x. In addition, we are required to make a mandatory prepayment of the term loan facility and the revolving credit facility with, among other things: (i) 100.0% of the net cash proceeds of any property or asset sale, subject to certain exceptions and reinvestment requirements; (ii) 100.0% of the net cash proceeds of any extraordinary receipts, as defined, subject to certain exceptions and reinvestment requirements; (iii) 100.0% of the net cash proceeds of certain debt issuances, subject to certain exceptions; and (iv) 50.0% of the net cash proceeds from the issuance of additional equity interests when the consolidated leverage ratio is 3.5x or greater, or 25.0% of such proceeds when the consolidated leverage ratio is less than 3.5x. During the twenty-six weeks ended July 3, 2005, we were not required to make an annual prepayment or any prepayments based on excess cash flow, dispositions of assets or extraordinary receipts.

The Senior Credit Facility requires us to fix the interest rate for a portion of the borrowings. Accordingly, on March 10, 2004, we entered into an interest rate swap agreement to hedge the cash flows associated with the interest payments on $180.0 million of the Eurodollar rate based borrowings through March 31, 2007. In June 2005, we entered into a forward-starting receive-variable, pay-fixed interest rate swap with a notional amount of $50.0 million. This swap agreement is effective March 31, 2007 through March 31, 2010. Also, on June 1, 2004, we entered into an interest rate cap agreement to hedge the cash flows associated with the interest payments on $30.0 million of the Eurodollar rate based borrowings. This interest rate cap agreement expired on March 31, 2005. On March 31, 2005, we entered into a new interest rate cap agreement with a total notional amount of $35.0 million. Under this interest rate cap agreement, we receive variable interest rate payments when the three-month Eurodollar rises above 5.0%. This interest rate cap agreement is in effect through March 31, 2006. On June 30, 2005, we entered into a new interest rate cap agreement with a total notional amount of $15.0 million. Under this agreement, we receive variable interest rate payments when the three-month Eurodollar rate rises above 4.0%. This interest rate cap agreement is in effect through September 30, 2005.

Outlook

Management believes that cash generated by operations, amounts available under our credit facilities and funds generated from asset sales should be sufficient to meet our expected operating needs, planned capital expenditures, payments in conjunction with our lease commitments and debt service requirements over the next twelve months.

Net Operating Loss Carryforwards

As of July 3, 2005, we had approximately $159.8 million of net operating loss carry-forwards for U.S. federal income tax purposes that expire between 2016 and 2024. Approximately $97.5 million of such carry-forwards are subject to the provisions of Internal Revenue Code Section 382. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax assets is more likely than not.

Critical Accounting Estimates

The Company’s critical accounting estimates are described in its 2004 Form 10-K. There have been no changes to the critical accounting estimates since that filing.

New Accounting Pronouncements

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board issued FSP 106-2, which provides guidance on accounting for the effects of the Act and also requires certain disclosures. Under FSP 106-2, plan sponsors are required to determine whether their retiree drug coverage is actuarially equivalent to the Medicare Part D coverage. Sponsors are also allowed the option of deferring recognition if it has not been concluded whether benefits under their plan are actuarially equivalent to Medicare Part D.

We are in the process of determining the extent to which the benefits provided by our plans are actuarially equivalent to those under Medicare Part D; therefore, our reported net periodic benefit cost currently does not reflect any amount associated with the federal subsidy. When we complete our evaluation, we may consider amending our retiree health program to coordinate with the new Medicare prescription drug program or to receive the direct subsidy from the government. If benefits provided by our plan are found to be actuarially equivalent to Medicare Part D, and the effects of the subsidy on the plan are significant, we will perform a measurement of plan assets and obligations as of the date that actuarial equivalency is determined consistent with the requirements of FSP 106-2. Any effect on the accumulated benefit obligation due to the subsidy shall be reflected as an actuarial gain. In addition, the net periodic benefit cost for subsequent periods would reflect the effects of those measurements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, the Company has financial instruments that are sensitive to market risk, which consists primarily of interest rate risk associated with its variable rate debt. The Senior Credit Facility and the Canadian Credit Facility both include a revolving and term credit facility, which bear interest at a variable rate. The interest rate on the Senior Credit Facility is either Eurodollar rate based (1, 2, 3 or 6 months) plus a 2.0% margin or the bank’s base rate plus a 1.0% margin, whichever the Company selects. The Canadian revolving facility bears interest at the Canadian prime rate plus 0.50% or Canadian bankers acceptance rate plus 1.75%, at the Company’s option, and the term loan bears interest at the Canadian prime rate plus 0.75% or Canadian bankers acceptance rate plus 2.00%, at the Company’s option.

The Senior Credit Facility requires us to hedge a portion of the borrowings. On March 10, 2004 with an effective date of March 31, 2004, we entered into interest rate swap agreements to hedge $180.0 million of Eurodollar rate loans at an average rate of 2.375% plus applicable margin for three years. In June 2005, the Company entered into a forward-starting receive-variable, pay-fixed interest rate swap with a notional amount of $50.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 4.25%. The swap agreement is effective March 31, 2007 through March 31, 2010.

On March 31, 2005, we entered into an interest rate cap agreement with a total notional amount of $35.0 million. Under this interest rate cap agreement, we receive variable interest rate payments when the three-month Eurodollar rises above 5.0%. This interest rate cap agreement is in effect through March 31, 2006. On June 30, 2005, we entered into a new interest rate cap agreement with a total notional amount of $15.0 million. Under this agreement, we receive variable interest rate payments when the three-month Eurodollar rate rises above 4.0%. This agreement is in effect through September 30, 2005. At July 3, 2005, the interest rate on borrowings under the term loan, excluding the effect of the interest rate swaps and caps, was 5.40%, and the interest rate on borrowings under the revolving credit facility was 6.52%.

As of July 3, 2005, the outstanding indebtedness under the Senior Credit Facility was $758.9 million and $20.2 million was available under the Senior Credit Facility. As of July 3, 2005, the outstanding indebtedness under the Canadian Credit facility was CAD 12.6 million (approximately $10.1 million) and CAD 13.7 million (approximately $11.0 million) was available under the Canadian Credit Facility. Based upon these amounts, the annual net income would change by approximately $3.3 million for each one-percentage point change in the interest rates applicable to the variable rate debt after giving effect to the interest rate swap agreements. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

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

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer, chief operating officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer, chief operating officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files under the Exchange Act.

(b)	Internal Control Over Financial Reporting. During the thirteen weeks ended July 3, 2005, the Company implemented the second (and final) phase of its conversion to one common financial accounting system for its domestic operations. This implementation provides standardization in both methodology and processing among its domestic operations. Except for the described system conversion, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended July 3, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SOLO CUP COMPANY

Date: August 16, 2005	By:	/s/ Susan H. Marks
Susan H. Marks
Executive Vice President, Chief Financial Officer and Assistant Secretary

(Principal Financial and Accounting Officer and Duly
Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF SOLO CUP COMPANY

FOR THE THIRTEEN WEEKS ENDED JULY 3, 2005

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