Form 10-Q
period 2005-10-02
Solo Cup CO
filed 2005-11-14
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the thirteen weeks ended October 2, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of November 14, 2005:

Common Stock, $0.01 par value - 100 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	October 2, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,429	$15,855
Cash in escrow	15,000	15,000
Accounts receivable:
Trade, less allowance for doubtful accounts of $6,266 and $6,295	256,275	222,546
Other	21,063	26,954
Inventories	383,325	352,377
Spare parts	29,951	31,556
Deferred income taxes	52,226	52,594
Prepaid expenses	13,564	12,222
Other current assets	6,989	3,433

Total current assets	814,822	732,537

Property, plant and equipment, net	778,264	828,750
Spare parts	12,860	11,067
Goodwill	247,796	239,768
Intangible assets, net	30,369	37,512
Restricted cash	—	1,905
Deferred financing fees, net	27,175	29,619
Other assets	12,733	22,628

Total assets	$1,924,019	$1,903,786

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$183,085	$150,483
Accrued payroll and related costs	56,417	68,391
Accrued customer allowances	30,372	30,868
Accrued expenses and other current liabilities	41,146	62,496
Short-term debt	5,127	3,603
Current maturities of long-term debt	8,758	9,778
Income taxes payable	1,418	5,419

Total current liabilities	326,323	331,038

Long-term debt, net of current maturities	1,048,369	1,004,747
Deferred income taxes	46,240	58,430
Pensions and other postretirement benefits	77,547	76,275
Other liabilities	8,341	5,073

Total liabilities	1,506,820	1,475,563
Minority interest	—	1,073

Shareholder’s equity:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	257,992	259,080
Retained earnings	156,077	161,481
Accumulated other comprehensive income	3,130	6,589

Total shareholder’s equity	417,199	427,150

Total liabilities and shareholder’s equity	$1,924,019	$1,903,786

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Thirteen weeks ended October 2, 2005	Three months ended September 30, 2004	Thirty-nine weeks ended October 2, 2005	Nine months ended September 30, 2004
Net sales	$618,211	$600,565	$1,818,806	$1,525,711
Cost of goods sold	527,136	503,345	1,585,186	1,306,333

Gross profit	91,075	97,220	233,620	219,378

Selling, general and administrative expenses	64,072	66,069	192,167	171,952
Gain on sale of property, plant and equipment	(7,086)	(5,192)	(6,305)	(6,402)

Operating income	34,089	36,343	47,758	53,828

Interest expense, net of interest income of $32, $46, $220 and $174	18,283	15,811	53,565	39,084
Prepayment penalties	—	—	—	30,690
Loss on debt extinguishment	—	—	—	916
Foreign currency exchange (gain) loss, net	(135)	274	2,709	(101)
Other (income) expense, net	(12)	(110)	(183)	574

Income (loss) before income taxes and minority interest	15,953	20,368	(8,333)	(17,335)

Income tax provision (benefit)	7,194	8,201	(2,520)	22,880
Minority interest	(460)	82	(409)	198

Net income (loss)	$9,219	$12,085	$(5,404)	$(40,413)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder’s equity
	Shares	Amount
Balance at December 31, 2004	100	$—	$259,080	$161,481	$6,589	$427,150
Net loss (Unaudited)	—	—	—	(5,404)	—	(5,404)
Contributed capital from parent (Unaudited)	—	—	100	—	—	100
Compensation expense on CPUs (Unaudited)	—	—	79	—	—	79
Return of capital to parent (Unaudited)	—	—	(1,267)	—	—	(1,267)
Foreign currency translation adjustment (Unaudited)	—	—	—	—	(4,827)	(4,827)
Unrealized investment gain, net of tax of $173 (Unaudited)	—	—	—	—	259	259
Unrealized gain on cash flow hedge, net of tax of $694 (Unaudited)	—	—	—	—	1,109	1,109

Balance at October 2, 2005 (Unaudited)	100	$—	$257,992	$156,077	$3,130	$417,199

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Thirty-nine weeks ended October 2, 2005	Nine months ended September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,404)	$(40,413)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	77,777	67,292
Deferred finance fee amortization	3,417	2,450
Gain on sale of property, plant and equipment	(6,305)	(6,402)
Loss on debt extinguishment	—	916
Minority interest	(409)	198
Deferred income taxes	(6,553)	17,871
Foreign currency exchange loss (gain), net	2,709	(101)
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(30,408)	(44,939)
Inventories	(35,548)	(29,733)
Prepaid expenses and other current assets	894	(2,806)
Other assets	9,872	3,568
Accounts payable	32,614	(37,464)
Accrued expenses and other current liabilities	(36,355)	9,918
Other liabilities	(5,428)	(1,889)
Other, net	633	3,454

Net cash provided by (used in) operating activities	$1,506	$(58,080)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands) (Continued)

	Thirty-nine weeks ended October 2, 2005	Nine months ended September 30, 2004
Net cash provided by (used in) operating activities	$1,506	$(58,080)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for business acquisitions, net of cash acquired	(368)	(877,196)
Purchase of property, plant and equipment	(45,148)	(26,099)
Proceeds from sale of property, plant and equipment	20,448	8,906
Increase in cash in escrow	—	(4,997)

Net cash used in investing activities	(25,068)	(899,386)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	49,150	61,667
Borrowings under the term notes	—	650,000
Borrowings under the 8.5% Senior Subordinated Notes	—	325,000
Borrowings under the Securitization Facility	—	5,000
Borrowings under the 364-day revolving credit agreement	—	16,500
Proceeds from sale of common stock	—	230,463
Contribution of capital from parent	100	—
Return of capital to parent	(1,267)	—
Repayments of the 7.08% Senior Notes	—	(160,000)
Repayments of the 3.67% Yen-denominated Senior Notes	—	(44,170)
Repayments of the interest rate swap	—	(1,656)
Repayments of the Securitization Facility	—	(27,800)
Repayments of the 364-day revolving credit agreement	—	(29,500)
Repayments of the term notes	(6,044)	(3,250)
Net borrowings (repayments) of other debt	1,360	(2,434)
Debt issuance costs	(968)	(33,011)
Dividends paid	—	(13,000)
Decrease in restricted cash	1,905	234

Net cash provided by financing activities	44,236	974,043

Effect of exchange rate changes on cash	(100)	28

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,574	16,605
CASH AND CASH EQUIVALENTS, beginning of period	15,855	3,269

CASH AND CASH EQUIVALENTS, end of period	$36,429	$19,874

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$57,209	$31,431

Income taxes paid	$6,804	$1,883

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

As used in these notes, unless the context otherwise requires, the “Company” shall refer to Solo Cup Company, a Delaware corporation (“Solo Delaware”) which is the holding company for Solo Cup Company, an Illinois corporation (“Solo Illinois”), and its subsidiaries and SF Holdings Group, Inc. and its subsidiaries (“SF Holdings”), including Solo Cup Operating Corporation (f/k/a Sweetheart Cup Company Inc.) (“SCOC”). The Company is a wholly owned subsidiary of Solo Cup Investment Corporation, a Delaware corporation (“SCIC”). SCC Holding Company LLC, a Delaware limited liability company (“SCC Holding”) and Vestar Capital Partners (“Vestar”) own 67.2% and 32.7% of SCIC, respectively. Company management holds the remaining 0.1% of SCIC.

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

(Continued)

(2) ACQUISITIONS (Continued)

The funding of the SF Holdings Acquisition was made through bank financing, bonds and private investment. The SF Holdings Acquisition resulted in goodwill of $151.3 million that is not tax deductible and $45.0 million of acquired intangible assets with a weighted average useful life of approximately five years. These intangible assets consisted of trademarks and trade names of $22.2 million with an estimated useful life of five years, Trophy manufacturing technology valued at $21.1 million with an estimated useful life of five years, and $1.7 million of other intangible assets with an estimated useful life of three years.

The following are the amounts assigned to the acquired assets and liabilities (in millions):

Purchase price	$917.2
Less cash in escrow	(15.0)

Adjusted purchase price	$902.2

Cash	$34.2
Accounts receivable	131.2
Inventories	211.6
Other current assets	51.0
Property, plant and equipment	568.7
Intangible assets	45.0
Other assets	16.3

Total assets	$1,058.0

Current liabilities	$206.8
Other liabilities	100.3

Total liabilities	$307.1

Excess of purchase price over assets and liabilities acquired	$151.3

The finalization of the purchase price is pending adjustments to working capital and resolution of claims for indemnification.

The following are the pro forma results assuming that the acquisition had occurred as of January 1, 2003 (in thousands):

	Thirteen weeks ended October 2, 2005 (as reported)	Three months ended September 30, 2004 (as reported)	Thirty-nine weeks ended October 2, 2005 (as reported)	Nine months ended September 30, 2004 (pro forma)
Net sales	$618,211	$600,565	$1,818,806	$1,693,233

Net income (loss)	$9,219	$12,085	$(5,404)	$846

In the third quarter of 2004, management committed to a plan to sell the property for a plant closed in connection with the integration of SF Holdings. The net book value of approximately $1.9 million is classified in other current assets in the Company’s Consolidated Balance Sheets as of October 2, 2005 and December 31, 2004.

In the first half of 2005, management committed to a plan to sell the property for three additional plants closed in connection with the integration of SF Holdings. One of these three plants was sold and leased back in September 2005 (Note 3). The net book value of the two remaining plants of approximately $2.9 million is classified in other current assets in the Company’s Consolidated Balance Sheet as of October 2, 2005.

In September 2005, management committed to a plan to sell the property for one additional plant closed in connection with the integration of SF Holdings. The net book value of approximately $1.3 million is classified in other current assets in the Company’s Consolidated Balance Sheet as of October 2, 2005. The property was sold November 1, 2005 (Note 19).

(3) SALE-LEASEBACK AGREEMENT

During September 2005, the Company entered into an agreement for the sale and leaseback of three properties, including one plant and two warehouses. One of the leases expires in December 2005 and the other two expire in December 2006. Net property, plant and equipment was reduced by the carrying values of the properties sold, which amounted to approximately $6.2 million. The net cash proceeds received from the sale were approximately $15.3 million; $6.8 million of this resulting gain was recognized in September 2005 and $2.3 million was recorded as a deferred credit in the consolidated balance sheet as of October 2, 2005. The deferred credit is included in other long-term liabilities and will be amortized to income as an offset to rent expense. The leases are classified as operating leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.”

(4) INVENTORIES

The components of inventories are as follows (in thousands):

	October 2, 2005	December 31, 2004
Finished goods	$289,700	$259,919
Work in process	15,429	13,569
Raw materials and supplies	78,196	78,889

Total inventories	$383,325	$352,377

(5) PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s major classes of property, plant and equipment are as follows (in thousands):

	October 2, 2005	December 31, 2004
Land	$50,760	$54,152
Buildings and improvements	298,505	319,531
Machinery and equipment	912,744	887,875
Construction in progress	23,800	21,394

Total property, plant and equipment	1,285,809	1,282,952
Less accumulated depreciation	(507,545)	(454,202)

Property, plant and equipment, net	$778,264	$828,750

Depreciation of property, plant and equipment was $23.7 million and $70.8 million for the thirteen weeks and thirty-nine weeks ended October 2, 2005, respectively. Depreciation of property, plant and equipment was $25.1 million and $61.7 million for the three months and nine months ended September 30, 2004, respectively.

(6) GOODWILL AND INTANGIBLE ASSETS

The following is a rollforward of the carrying values of goodwill by business segment (in thousands):

	North America	Europe	Asia – Pacific	Total
Balance at December 31, 2004	$198,385	$41,157	$226	$239,768
SF Holdings Acquisition (Note 2)	9,275	—	—	9,275
Erving Paper Products acquisition	672	—	—	672
Translation adjustment	1,246	(3,144)	(21)	(1,919)

Balance at October 2, 2005	$209,578	$38,013	$205	$247,796

As of December 31, 2004, the carrying value of goodwill in North America includes $142.0 million related to the SF Holdings Acquisition.

The gross carrying amount of non-amortizable intangible assets as of October 2, 2005 and December 31, 2004 was $0.1 million and $0.3 million, respectively. The following are the carrying values of amortizable intangible assets (in thousands):

	October 2, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks and trade names	$22,200	$7,045	$22,200	$3,700
Manufacturing technology	21,100	6,682	21,100	3,517
Patents, licenses and other	1,769	1,055	1,760	629

	$45,069	$14,782	$45,060	$7,846

Amortization expense related to intangible assets was $2.3 million and $6.9 million during the thirteen weeks and thirty-nine weeks ended October 2, 2005, respectively. Amortization expense related to intangible assets was $2.4 million and $5.6 million during the three months and nine months ended September 30, 2004, respectively. The estimated annual amortization expense of intangibles presently owned by the Company is approximately $2.3 million for the remainder of 2005, $9.1 million in 2006, $8.7 million in 2007, $8.7 million in 2008, and $1.5 million in 2009.

(7) DEBT

Short-term debt and long-term debt, including amounts payable within one year, are as follows (in thousands):

	October 2, 2005	December 31, 2004
Short-term debt:
Yen-denominated short-term bank borrowings	$5,127	$3,603
Long-term debt:
8.5% Senior Subordinated Notes due February 15, 2014	325,000	325,000
Senior Credit Facility – Term Loan	640,250	645,125
Senior Credit Facility – Revolver	78,800	28,700
Canadian Credit Facility – Term Loan	10,380	11,214
Canadian Credit Facility – Revolver	—	1,010
Capital lease obligations	2,697	3,476

Total long-term debt	1,057,127	1,014,525
Less - Current maturities of long-term debt	8,758	9,778

Long-term debt, net of current maturities	$1,048,369	$1,004,747

(Continued)

(7) DEBT (Continued)

Canadian Credit Facility

Borrowings under the revolving credit facility bear interest at the Canadian prime rate plus 0.50% or the Canadian bankers acceptance rate plus 1.75%, at the Company’s option. Term loan borrowings bear interest at the Canadian prime rate plus 0.75% or the Canadian bankers acceptance rate plus 2.00%, at the Company’s option. As of October 2, 2005, borrowings under the revolving credit facility and the term loan carried effective interest rates of 4.62% and 4.87%, respectively. As of October 2, 2005, CAD 12.1 million (approximately $10.4 million) was outstanding under the term loan and CAD 13.1 million (approximately $11.3 million) was available under the revolving credit facility.

Senior Credit Facility

On March 31, 2005, the Company and SCIC entered into an agreement (“Amendment No. 1”) to amend the term loan facility under its credit agreement, dated as of February 27, 2004 (the “Senior Credit Facility”). Amendment No. 1 changed the borrowing margin used to calculate interest on the term loans under the Senior Credit Facility. For purposes of calculating interest, term loans under the Senior Credit Facility are designated as Eurodollar rate loans or, in certain circumstances, base rate loans. Under the original agreement, Eurodollar rate loans bore interest at the British Bankers Association Interest Settlement Rate for deposits in dollars plus a borrowing margin. Base rate loans bore interest at (a) the greater of (i) the rate most recently announced by Bank of America as its “prime rate” or (ii) the Federal Funds Rate plus  1/2 of 1% per annum, plus (b) a borrowing margin. The margin for term loans was a range based on the Company’s leverage ratio. For Eurodollar rate loans, the range was 2.25% to 2.50%. For base rate loans, the range was 1.25% to 1.50%. The terms of Amendment No. 1 provide that the borrowing margin for term loans be 2.00% on Eurodollar rate loans and 1.00% on base rate loans.

Amendment No. 1 also changed the schedule for quarterly principal payments. The original agreement provided scheduled principal payments of $1.625 million per quarter through February 27, 2006, $6.25 million per quarter from May 27, 2006 through February 27, 2008, and $12.5 million per quarter from May 27, 2008 through November 27, 2010, with a balloon payment of $449.5 million due on February 27, 2011. The terms of Amendment No. 1 provide for scheduled principal payments of $1.625 million per quarter through November 27, 2010, with a balloon payment of $606.125 million due on February 27, 2011. All mandatory quarterly prepayments have been made to date.

Subsequent to October 2, 2005, the Company and SCIC entered into an agreement to amend the Senior Credit Facility (“Amendment No. 2”) (Note 19).

As of October 2, 2005, the weighted average annual interest rate applicable to Eurodollar rate loans was 5.53% and the weighted average annual interest rate applicable to base rate loans was 8.50%. During the thirteen weeks ended October 2, 2005, the weighted average annual interest rate for the Senior Credit Facility was 5.43%. At October 2, 2005, the interest rate on the term loan facility was 5.48% and 7.43% on the revolving credit facility. As of October 2, 2005, $56.0 million was available under the Senior Credit Facility.

(Continued)

(7) DEBT (Continued)

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

(8) LEASES

The Company leases certain transportation vehicles, warehouse and office facilities and machinery and equipment under both cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by the Company. The full amount of lease rental payments is charged to expense using the straight-line method over the term of the lease. Future minimum rental commitments under non-cancelable operating leases in effect at October 2, 2005 are as follows (in thousands):

Remainder of 2005	$9,499
2006	30,805
2007	25,942
2008	22,087
2009	20,606
2010	18,661
Thereafter	183,474

Total	$311,074

(9) DERIVATIVES AND HEDGING ACTIVITIES

The Senior Credit Facility, as amended, requires the Company to fix the interest rate for a portion of the borrowings. Accordingly, on March 10, 2004, to limit the variability of a portion of the interest payments under the Senior Credit Facility, the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $180.0 million. Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments; thereby fixing the rate on a portion of the outstanding debt. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 2.375% to 2.376%. The swap agreements extend through March 31, 2007. The fair value of these swap agreements was $5.5 million and $4.2 million as of October 2, 2005 and December 31, 2004, respectively. They are accounted for as cash flow hedges and their fair value is included in other assets in the Company’s consolidated balance sheet. On June 23, 2005, the Company entered into a forward-starting receive-variable, pay-fixed interest rate swap with a notional amount of $50.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 4.25%. The swap agreement is effective March 31, 2007 through March 31, 2010. As of October 2, 2005, the fair value of this swap agreement was approximately $0.5 million. It is accounted for as a cash flow hedge and its fair value is included in other assets in the Company’s consolidated balance sheet.

(Continued)

(9) DERIVATIVES AND HEDGING ACTIVITIES (Continued)

On June 30, 2005, the Company entered into another interest rate cap agreement with a notional amount of $15.0 million. Under this agreement, the Company would receive variable interest rate payments when the three-month Eurodollar rate rises above 4.0%. This interest rate cap agreement expired September 30, 2005.

On March 31, 2005, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million. Under this agreement, the Company receives variable interest rate payments when the three-month Eurodollar rate rises above 5.0%. This interest rate cap agreement is in effect through March 31, 2006. The interest rate cap is accounted for as a cash flow hedge and its fair value was approximately $0 as of October 2, 2005.

(10) INCOME TAXES

The American Jobs Creation Act of 2004 (the “Act”) was enacted in October of 2004. The Act provided for a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned abroad by providing an 85% exclusion from taxable income for certain dividends from controlled foreign corporations. As a result of this special temporary tax incentive, the Company distributed $8.2 million from its wholly owned subsidiary Solo Cup Asia Pacific during the third quarter of 2005. During the fourth quarter of 2005, the Company intends to distribute approximately $2.9 million from its wholly owned subsidiary Solo Cup Panama, S.A. It is still the Company’s intention to permanently reinvest undistributed earnings in its foreign subsidiaries.

Income tax expense for the thirteen and thirty-nine weeks ended October 2, 2005, reflects $0.8 million related to the repatriation of earnings under the provisions of the Act including a provision for amounts the Company expects to repatriate in the fourth quarter of 2005.

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

(11) PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Net periodic benefit cost for the Company’s domestic and foreign pension and other postretirement benefit plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Thirteen weeks ended October 2, 2005	Three months ended September 30, 2004	Thirteen weeks ended October 2, 2005	Three months ended September 30, 2004
Service cost	$451	$382	$206	$331
Interest cost	1,504	1,386	536	802
Expected return on plan assets	(1,461)	(1,508)	—	—
Amortization of prior service cost	22	—	(1,031)	—
Amortization of net loss	—	—	227	—

Net periodic benefit cost	$514	$260	$(62)	$1,133

	Pension Benefits		Other Postretirement Benefits
	Thirty-nine weeks ended October 2, 2005	Nine months ended September 30, 2004	Thirty-nine weeks ended October 2, 2005	Nine months ended September 30, 2004
Service cost	$1,315	$962	$617	$773
Interest cost	4,442	3,254	1,603	1,870
Expected return on plan assets	(4,320)	(3,518)	—	—
Amortization of prior service cost	66	—	(3,095)	—
Amortization of net loss	—	—	680	—

Net periodic benefit cost	$1,503	$698	$(195)	$2,643

As of October 2, 2005, $5.0 million of contributions had been made to the Company’s pension plans. The Company presently anticipates contributing an additional $2.7 million to fund its pension plans in 2005 for a total of $7.7 million.

As of October 2, 2005, $2.8 million of contributions had been made to the Company’s other postretirement plans. The Company presently anticipates contributing an additional $0.7 million to fund its other post retirement plans in 2005 for a total of $3.5 million.

(12) MINORITY INTEREST IN SUBSIDIARY

The Company’s consolidated financial statements reflect the minority interest in the Company’s subsidiary, Sanyo Pax Operations Company, Ltd. (“Sanyo Pax”). The minority ownership interest of Sanyo Pax was 2.12% as of December 31, 2004. In August 2005, the Company purchased all shares held by minority owners in Sanyo Pax. The subsidiary was subsequently liquidated and the remaining assets were distributed to the Company’s wholly owned subsidiary Solo Cup Asia Pacific.

(13) EQUITY TRANSACTIONS

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

During 2004, $4.1 million of capital was contributed to the Company by SCIC. This includes $0.8 million of proceeds that were received by SCIC from certain Company employees upon the issuance of SCIC’s CPPS. The remaining $3.3 million represents the issuance of 3,283 Convertible Preferred Units (“CPUs”) to certain Company employees in settlement of deferred compensation liabilities (Note 14). In the second quarter of 2005, as the result of an employee’s separation from the Company, $1.3 million of this capital contribution was returned to SCIC as a dividend and 1,267 of CPUs were canceled. No other dividends were paid in 2005. For the nine months ended September 30, 2004, the Company paid dividends of $13.0 million to shareholders of Solo Illinois.

In 2005, an additional $0.1 million of capital was contributed to the Company by SCIC, reflecting proceeds that were received by SCIC from a Company employee upon the issuance of SCIC’s CPPS.

(14) STOCK-BASED COMPENSATION

SCIC, the Company’s parent, has a management investment and incentive compensation plan for certain key employees of the Company. Under this plan, SCIC has reserved 1.4 million shares of common stock and 5,000 shares of CPPS for issuance. The accounting impact of this plan is recorded in the financial statements of the Company as the plan relates to employees of the Company.

CPUs

During the second quarter of 2004, SCIC issued 3,283 CPUs to certain Company employees in settlement of $3.3 million of deferred compensation liabilities. The fair value of the CPUs granted by SCIC was linked to the fair market value of one share of CPPS. For CPUs, compensation expense is recognized periodically based on changes in the fair value of the CPU relative to the grant-date fair value of the CPU. During the thirty-nine weeks ended October 2, 2005, the Company recorded compensation expense and additional paid-in capital of $79 thousand reflecting dividends declared by SCIC on those instruments. In the second quarter of 2005, as the result of an employee’s separation from the company, 1,267 of CPUs were canceled.

Based on a conversion rate of 21.13 shares of common stock for each share of CPPS, the fair market value of SCIC common stock as of October 2, 2005 was $43.83 per share, as determined by the Company. The Company obtains an independent valuation on an annual basis and updates the calculation internally on a quarterly basis. CPUs do not have voting rights and are in certain circumstances convertible to SCIC common stock or CPPS. The issuance of CPUs by SCIC in settlement of deferred compensation liabilities of the Company totaling $3.3 million was recorded as additional paid-in capital in 2004.

(Continued)

(14) STOCK-BASED COMPENSATION (Continued)

Stock Options

During 2004, SCIC granted to employees 1,249,255 options to purchase shares of SCIC common stock with an exercise price equal to the fair market value of the common stock at the date of grant of $47.32. Included in these grants were 499,698 options that are conditional upon the Company achieving certain defined performance targets. The time-based options vest over a period of four years and the performance-based options vest over a period of five years. All options expire 10 years after the grant date. During the thirty-nine weeks ended October 2, 2005, SCIC granted to employees 157,060 options to purchase shares of SCIC common stock with an exercise price of $47.32. Included in these grants were 62,820 of performance-based options and 94,240 of time-based options. These options have the same terms and conditions as the options granted in 2004. During the thirty-nine weeks ended October 2, 2005, 46,122 time-based options and 30,747 performance-based options were forfeited. No options have been exercised to date. As of October 2, 2005, 1,329,446 options were outstanding under the plan and 166,435 of time-based options were exercisable.

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost for options is reflected in the reported results of operations, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company will adopt SFAS No. 123 (Revised 2004), “Share-Based Payment” in the first quarter of 2006 using the modified prospective method.

The following table illustrates the effect on net income (loss) assuming the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all awards of common stock options (in thousands):

	Thirteen weeks ended October 2, 2005	Three months ended September 30, 2004	Thirty-nine weeks ended October 2, 2005	Nine months ended September 30, 2004
Net income (loss), as reported	$9,219	$12,085	$(5,404)	$(40,413)
Add: Total stock-based employee compensation expense included in net income (loss), net of related tax effects	35	110	49	110
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(497)	(678)	(1,464)	(1,283)

Pro forma net income (loss)	$8,757	$11,517	$(6,819)	$(41,586)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	3.8%
Stock volatility	-
Expected life in years	7
Expected dividend yield	-
Weighted-average fair value of options granted	$10.98

(15) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following (in thousands):

	Thirteen weeks ended October 2, 2005	Three months ended September 30, 2004	Thirty-nine weeks ended October 2, 2005	Nine months ended September 30, 2004
Net income (loss)	$9,219	$12,085	$(5,404)	$(40,413)
Foreign currency translation adjustment	1,024	1,611	(4,827)	904
Minimum pension liability adjustment, net of income taxes	—	—	—	(348)
Unrealized investment gain, net of income taxes	135	16	259	432
Unrealized gain (loss) on cash flow hedge, net of income taxes	766	(1,269)	1,109	1,810

Comprehensive income (loss)	$11,144	$12,443	$(8,863)	$(37,615)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	October 2, 2005	December 31, 2004
Foreign currency translation adjustments	$5,677	$10,504
Minimum pension liability adjustments, net of income taxes	(6,902)	(6,902)
Unrealized investment gain, net of income taxes	694	435
Unrealized gain on cash flow hedge, net of income taxes	3,661	2,552

Accumulated other comprehensive income	$3,130	$6,589

(16) RELATED PARTY TRANSACTIONS

Robert L. Hulseman, who is John F. Hulseman’s brother and the husband of Sheila M. Hulseman, and is the Chairman and Chief Executive Officer of the Company, received salary and benefits of $276,367 and $276,250 for the thirteen weeks ended October 2, 2005 and the three months ended September 30, 2004, respectively. He received salary and benefits of $841,795 and $828,617 for the thirty-nine weeks ended October 2, 2005 and the nine months ended September 30, 2004, respectively. John F. Hulseman, who is Robert L. Hulseman’s brother and the husband of Georgia S. Hulseman, and is the Vice Chairman of the Company, received salary and benefits of $276,367 and $276,250 for the thirteen weeks ended October 2, 2005 and the three months ended September 30, 2004, respectively. He received salary and benefits of $828,933 and $828,617 for the thirty-nine weeks ended October 2, 2005 and the nine months ended September 30, 2004, respectively. Sheila M. Hulseman and Georgia S. Hulseman are also Directors on the Company’s Board.

In the first quarter of 2004, SCIC paid to Vestar a one-time $4.0 million advisory fee and reimbursed specified out of pocket expenses to Vestar. Also in the first quarter of 2004, the Company and SCIC entered into a management agreement with SCC Holding providing for, among other things, the payment by SCIC of an annual advisory fee of $2.5 million. At the same time, SCIC entered into a management agreement with Vestar pursuant to which SCIC will pay Vestar an $800,000 annual advisory fee, plus reimbursement of its expenses. Pursuant to these management agreements, the Company incurred $2.5 million and $2.0 million of expense for advisory fees for the thirty-nine weeks ended October 2, 2005 and the nine months ended September 30, 2004, respectively.

(17) SEGMENTS

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

The accounting policies of the operating segments are the same as those described in Note 2 to the consolidated financial statements in the Company’s 2004 Form 10-K. Segment operating results are measured based on operating income. Intersegment net sales are accounted for on an arm’s length pricing basis.

(in thousands)	North America	Europe	Asia- Pacific	Other	Total Segments	Elimina- tions	Total
Thirteen weeks ended October 2, 2005
Net sales from external customers	$577,162	$20,607	$25,173	$2,949	$625,891	$(7,680)	$618,211
Intersegment net sales	7,646	—	—	34	7,680	(7,680)	—
Operating income	32,725	1,111	266	134	34,236	(147)	34,089

Thirty-nine weeks ended October 2, 2005
Net sales from external customers	$1,691,733	$62,426	$75,247	$8,799	$1,838,205	$(19,399)	$1,818,806
Intersegment net sales	18,819	—	—	580	19,399	(19,399)	—
Operating income	42,676	3,150	1,571	489	47,886	(128)	47,758

At October 2, 2005
Total assets	$1,810,777	$85,250	$62,698	$11,804	$1,970,529	$(46,510)	$1,924,019

Three months ended September 30, 2004
Net sales from external customers	$556,227	$19,136	$26,731	$2,933	$605,027	$(4,462)	$600,565
Intersegment net sales	3,936	—	—	526	4,462	(4,462)	—
Operating income	32,016	1,285	3,046	227	36,574	(231)	36,343

Nine months ended September 30, 2004
Net sales from external customers	$1,398,784	$55,085	$78,028	$8,775	$1,540,672	$(14,961)	$1,525,711
Intersegment net sales	13,567	—	—	1,394	14,961	(14,961)	—
Operating income	44,263	4,258	4,876	640	54,037	(209)	53,828

At December 31, 2004
Total assets	$1,771,207	$90,269	$78,762	$11,822	$1,952,060	$(48,274)	$1,903,786

(17) SEGMENTS (Continued)

(in thousands)	Thirteen weeks ended October 2, 2005	Thirty-nine weeks ended October 2, 2005
Revenues:
Total segments and other net sales	$625,891	$1,838,205
Eliminations of intersegment net sales	(7,680)	(19,399)

Total consolidated net sales	$618,211	$1,818,806

Operating income:
Total segment operating income	$34,236	$47,886
Eliminations of intersegment operating income	(147)	(128)
Interest expense, net of interest income of $32 and $220	(18,283)	(53,565)
Foreign currency exchange gain (loss), net	135	(2,709)
Other income, net	12	183

Total consolidated income (loss) before income taxes and minority interest	$15,953	$(8,333)

(in thousands)	At October 2, 2005
Assets:
Total segments	$1,970,529
Eliminations of intersegment receivables	(46,510)

Total consolidated assets	$1,924,019

(18) GUARANTOR NOTE

On February 27, 2004, with an effective date of February 22, 2004, the Company acquired SF Holdings. The Company partially funded this acquisition through the issuance of the 8.5% Senior Subordinated Notes. The 8.5% Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s subsidiaries. The consolidated guarantors include: Solo Illinois; Solo Management Company; P.R. SOLO CUP, INC.; SOLO TEXAS LLC; SF Holdings Group, Inc.; Solo Cup Operating Corporation (f/k/a Sweetheart Cup Company Inc.); Lily-Canada Holding Corporation; Cupcorp, Inc.; Newcup LLC; EMERALD LADY INC.; Solo Cup (UK) Limited; Insulpak Holdings Limited; Solo Cup Europe Limited; and Solo Manufacturing LLC. The following tables present the financial information for the guarantors and non-guarantors of the 8.5% Senior Subordinated Notes, in accordance with Rule 3-10 of Regulation S-X:

	Condensed Consolidated Balance Sheet October 2, 2005 (In thousands)
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$29,918	$6,511	$—	$36,429
Cash in escrow	15,000	—	—	15,000
Accounts receivable:
Trade	218,552	37,723	—	256,275
Other	35,040	918	(14,895)	21,063
Inventories	356,048	27,404	(127)	383,325
Deferred income taxes	51,335	891	—	52,226
Prepaid expenses and other current assets	44,447	6,057	—	50,504

Total current assets	750,340	79,504	(15,022)	814,822
Property, plant and equipment, net	705,306	72,958	—	778,264
Goodwill and intangible assets, net	275,171	2,994	—	278,165
Other assets	100,830	3,816	(51,878)	52,768

Total assets	$1,831,647	$159,272	$(66,900)	$1,924,019

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$160,046	$37,774	$(14,735)	$183,085
Accrued expenses and other current liabilities	117,001	12,352	—	129,353
Short-term debt	—	5,127	—	5,127
Current maturities of long-term debt	6,500	2,258	—	8,758

Total current liabilities	283,547	57,511	(14,735)	326,323
Long-term debt, net of current maturities	1,037,546	10,823	—	1,048,369
Deferred income taxes	40,079	6,161	—	46,240
Other liabilities	62,855	23,033	—	85,888

Total liabilities	1,424,027	97,528	(14,735)	1,506,820
Minority interest	—	—	—	—
Shareholder’s equity:
Common stock	—	2,114	(2,114)	—
Additional paid-in capital	257,992	40,768	(40,768)	257,992
Retained earnings	150,846	14,514	(9,283)	156,077
Accumulated other comprehensive income (loss)	(1,218)	4,348	—	3,130

Total shareholder’s equity	407,620	61,744	(52,165)	417,199

Total liabilities and shareholder’s equity	$1,831,647	$159,272	$(66,900)	$1,924,019

(Continued)

(18) GUARANTOR NOTE (Continued)

	Condensed Consolidated Balance Sheet December 31, 2004 (In thousands)
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,541	$6,314	$—	$15,855
Cash in escrow	15,000	—	—	15,000
Accounts receivable:
Trade	183,583	38,963	—	222,546
Other	31,606	2,385	(7,037)	26,954
Inventories	332,725	19,820	(168)	352,377
Deferred income taxes	51,333	1,261	—	52,594
Prepaid expenses and other current assets	40,884	6,327	—	47,211

Total current assets	664,672	75,070	(7,205)	732,537
Property, plant and equipment, net	758,204	70,546	—	828,750
Goodwill and intangible assets	274,047	3,233	—	277,280
Restricted cash	1,905	—	—	1,905
Other assets	110,923	4,147	(51,756)	63,314

Total assets	$1,809,751	$152,996	$(58,961)	$1,903,786

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$131,621	$25,903	$(7,041)	$150,483
Accrued expenses and other current liabilities	150,725	16,449	—	167,174
Short-term debt	—	3,603	—	3,603
Current maturities of long-term debt	6,500	3,278	—	9,778

Total current liabilities	288,846	49,233	(7,041)	331,038
Long-term debt, less current maturities	975,992	28,755	—	1,004,747
Deferred income taxes	56,405	2,025	—	58,430
Other liabilities	73,419	7,929	—	81,348

Total liabilities	1,394,662	87,942	(7,041)	1,475,563
Minority interest	—	1,073	—	1,073
Shareholder’s equity:
Common stock	—	2,114	(2,114)	—
Additional paid-in capital	259,080	40,769	(40,769)	259,080
Retained earnings	153,887	16,631	(9,037)	161,481
Accumulated other comprehensive income	2,122	4,467	—	6,589

Total shareholder’s equity	415,089	63,981	(51,920)	427,150

Total liabilities and shareholder’s equity	$1,809,751	$152,996	$(58,961)	$1,903,786

(Continued)

(18) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Thirteen weeks ended October 2, 2005 (In thousands)
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$571,328	$69,066	$(22,183)	$618,211
Cost of goods sold	484,940	64,466	(22,270)	527,136

Gross profit	86,388	4,600	87	91,075
Selling, general and administrative expenses	60,079	4,037	(44)	64,072
(Gain) loss on sale of property, plant and equipment	(7,106)	20	—	(7,086)

Operating income	33,415	543	131	34,089
Interest expense, net	17,853	430	—	18,283
Foreign currency exchange loss (gain), net	93	(228)	—	(135)
Other (income) expense, net	(8,141)	(13)	8,142	(12)

Income before income taxes and minority interest	23,610	354	(8,011)	15,953
Income tax provision	6,151	1,043	—	7,194
Minority interest	—	(460)	—	(460)

Net income (loss)	$17,459	$(229)	$(8,011)	$9,219

	Consolidated Statement of Operations Three Months Ended September 30, 2004 (In thousands)
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$550,737	$56,288	$(6,460)	$600,565
Cost of goods sold	463,159	46,652	(6,466)	503,345

Gross profit	87,578	9,636	6	97,220
Selling, general and administrative expenses	60,976	5,051	42	66,069
Gain on sale of property, plant and equipment	(5,192)	—	—	(5,192)

Operating income	31,794	4,585	(36)	36,343
Interest expense, net	15,166	645	—	15,811
Foreign currency exchange loss (gain), net	1,265	(991)	—	274
Other expense (income), net	(44)	(66)	—	(110)

Income before income taxes and minority interest	15,407	4,997	(36)	20,368
Income tax provision	6,323	1,856	22	8,201
Minority interest	—	82	—	82

Net income	$9,084	$3,059	$(58)	$12,085

(Continued)

(18) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Thirty-nine weeks ended October 2, 2005 (In thousands)
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$1,670,818	$200,417	$(52,429)	$1,818,806
Cost of goods sold	1,460,620	176,618	(52,052)	1,585,186

Gross profit	210,198	23,799	(377)	233,620
Selling, general and administrative expenses	177,586	14,712	(131)	192,167
(Gain) loss on sale of property, plant and equipment	(6,328)	23	—	(6,305)

Operating income	38,940	9,064	(246)	47,758
Interest expense, net	52,173	1,392	—	53,565
Foreign currency exchange loss (gain), net	3,882	(1,173)	—	2,709
Other (income) expense, net	(8,138)	(187)	8,142	(183)

Income (loss) before income taxes and minority interest	(8,977)	9,032	(8,388)	(8,333)
Income tax (benefit) provision	(5,936)	3,416	—	(2,520)
Minority interest	—	(409)	—	(409)

Net income (loss)	$(3,041)	$6,025	$(8,388)	$(5,404)

	Consolidated Statement of Operations Nine months ended September 30, 2004 (In thousands)
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$1,392,456	$153,336	$(20,081)	$1,525,711
Cost of goods sold	1,198,479	127,829	(19,975)	1,306,333

Gross profit	193,977	25,507	(106)	219,378
Selling, general and administrative expenses	157,809	14,225	(82)	171,952
Gain on sale of property, plant and equipment	(6,402)	—	—	(6,402)

Operating income	42,570	11,282	(24)	53,828
Interest expense, net	37,414	1,670	—	39,084
Prepayment penalties	30,690	—	—	30,690
Foreign currency exchange loss (gain), net	821	(922)	—	(101)
Other expense, net	921	569	—	1,490

Income (loss) before income taxes and minority interest	(27,276)	9,965	(24)	(17,335)
Income tax provision	18,421	4,461	(2)	22,880
Minority interest	—	198	—	198

Net income (loss)	$(45,697)	$5,306	$(22)	$(40,413)

(Continued)

(18) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Thirty-nine weeks ended October 2, 2005 (In thousands)
	Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by operating activities	$(6,443)	$7,949	$1,506

CASH FLOWS FROM INVESTING ACTIVITIES

Payment for business acquisitions, net of cash acquired	—	(368)	(368)
Purchase of property, plant and equipment	(38,492)	(6,656)	(45,148)
Proceeds from sale of property, plant and equipment	20,440	8	20,448

Net cash used in investing activities	(18,052)	(7,016)	(25,068)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings (repayments) under revolving credit facilities	50,073	(923)	49,150
Contribution of capital from parent	100	—	100
Return of capital to parent	(1,267)	—	(1,267)
Repayments of the term notes	(4,869)	(1,175)	(6,044)
Net borrowings of other debt	—	1,360	1,360
Debt issuance costs	(969)	1	(968)
Decrease in restricted cash	1,905	—	1,905

Net cash provided by (used in) financing activities	44,973	(737)	44,236

Effect of exchange rate changes on cash	(101)	1	(100)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,377	197	20,574

Cash and cash equivalents, beginning of period	9,541	6,314	15,855

Cash and cash equivalents, end of period	$29,918	$6,511	$36,429

(Continued)

(18) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Nine months ended September 30, 2004 (In thousands)
	Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by operating activities	$(70,618)	$12,538	$(58,080)

CASH FLOWS FROM INVESTING ACTIVITIES

Payment for business acquisition, net of cash acquired	(877,196)	—	(877,196)
Purchase of property, plant and equipment	(22,049)	(4,050)	(26,099)
Proceeds from sale of property, plant and equipment	8,639	267	8,906
Increase in cash in escrow	(4,997)	—	(4,997)

Net cash used in investing activities	(895,603)	(3,783)	(899,386)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under revolving credit facilities	60,801	866	61,667
Borrowings under the term notes	650,000	—	650,000
Borrowings under the 8.5% Senior Subordinated Notes	325,000	—	325,000
Borrowings under the Securitization Facility	5,000	—	5,000
Borrowings under the 364-day revolving credit agreement	16,500	—	16,500
Proceeds from sale of common stock	230,463	—	230,463
Repayments of the 7.08% Senior Notes	(160,000)	—	(160,000)
Repayments of the 3.67% Yen-denominated Senior Notes	(44,170)	—	(44,170)
Repayments of interest rate swap	(1,656)	—	(1,656)
Repayments of the Securitization Facility	(27,800)	—	(27,800)
Repayments of the 364-day revolving credit agreement	(29,500)	—	(29,500)
Repayments of the term notes	(3,250)	—	(3,250)
Repayments of other debt	(658)	(1,776)	(2,434)
Debt issuance costs	(32,817)	(194)	(33,011)
Dividends paid	(13,000)	—	(13,000)
Decrease in restricted cash	234	—	234

Net cash provided by (used in) financing activities	975,147	(1,104)	974,043

Effect of exchange rate changes on cash	29	(1)	28

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,955	7,650	16,605

Cash and cash equivalents, beginning of period	1,987	1,282	3,269

Cash and cash equivalents, end of period	$10,942	$8,932	$19,874

(19) SUBSEQUENT EVENTS

Property sale

In November 2005, the Company received proceeds of approximately $1.3 million for the sale of one of the plants closed in connection with the integration of SF Holdings. The net book value of this plant of approximately $1.3 million is classified in other current assets in the Company’s Consolidated Balance Sheet as of October 2, 2005.

Debt amendment

On October 14, 2005, the Company and SCIC entered into an Amendment No. 2 to the Senior Credit Facility, as amended by Amendment No. 1, dated as of March 31, 2005.

Amendment No. 2 established two different levels for determining the applicable borrowing margin interest rate that the Company would pay on its term loan based upon the respective ratings the Company receives from Moody’s and Standard & Poor’s. Level 1 is 2.25% for Eurodollar rate loans and 1.25% for base rate loans, when Moody’s rating on the Company is at least B1 and Standard & Poor’s rating is at least B+. Level 2 is 2.50% for Eurodollar rate loans and 1.50% for base rate loans, when Moody’s rating on the Company is below B1 and Standard & Poor’s rating is below B+. If the Company only receives a change in rating from one agency or if the agencies’ ratings are split across pricing levels 1 and 2, then the Company will pay interest at level 2 pricing. Prior to Amendment No. 2, on October 6, 2005, Moody’s changed its rating on the Company from B1 to B2; therefore, the Company began paying level 2 pricing effective with Amendment No. 2.

Amendment No. 2 also revised the ratios of the financial covenants that the Company is required to maintain by allowing lower ratios of Consolidated EBITDA to Consolidated Cash Interest Expense in certain quarters, and by allowing higher ratios of Average Total Debt to Consolidated EBITDA in certain quarters (all as such capitalized terms are defined in the original Senior Credit Facility), in each case as set forth in the amendment filed as Exhibit 99.1 in Form 8-K, dated October 14, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Refer to the Company’s 2004 Form 10-K for management’s discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries for the year ended December 31, 2004. The following is management’s discussion and analysis of the financial condition and results of operations of the Company for the thirteen and thirty-nine weeks ended October 2, 2005.

On February 27, 2004, with an effective date of February 22, 2004, we acquired 100.0% of the outstanding capital stock of SF Holdings Group, Inc. (“SF Holdings Acquisition”). In 2004, our consolidated financial position and results of operations include the accounts of SF Holdings for the period from February 22, 2004. Our discussion of the year to date results for 2005 compared to 2004 is partially driven by the effect of the SF Holdings Acquisition. Amounts for the nine months ended September 30, 2004 include the results of SF Holdings from February 22, 2004. Amounts for the thirty-nine weeks ended October 2, 2005 include the results of SF Holdings for the entire period.

Refer to the Company’s 2004 Form 10-K for management’s discussion and analysis, which includes a discussion of integration activities related to the SF Holdings Acquisition.

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

Thirteen Weeks Ended October 2, 2005 Compared to the Three Months Ended September 30, 2004

(In thousands)	Thirteen weeks ended October 2, 2005	Three months ended September 30, 2004	Favorable / (Unfavorable)
			$	%
Net sales	$618,211	$600,565	$17,646	2.9%
Cost of goods sold	527,136	503,345	(23,791)	(4.7)

Gross profit	91,075	97,220	(6,145)	(6.3)

Selling, general and administrative expenses	64,072	66,069	1,997	3.0
Gain on sale of property, plant and equipment	(7,086)	(5,192)	1,894	36.5

Operating income	34,089	36,343	(2,254)	(6.2)

Interest expense, net	18,283	15,811	(2,472)	(15.6)
Foreign currency exchange loss (gain), net	(135)	274	409	*
Other (income) expense, net	(12)	(110)	(98)	(89.1)

Income before income taxes and minority interest	15,953	20,368	(4,415)	(21.7)

Income tax provision	7,194	8,201	1,007	12.3
Minority interest	(460)	82	542	*

Net income	$9,219	$12,085	$(2,866)	(23.7)%

*	Not meaningful

Net sales increased $17.6 million, or 2.9%, for the thirteen weeks ended October 2, 2005 compared to the prior year period. The increase in net sales reflected a 2.9% increase in average realized sales price as compared to the three months ended September 30, 2004. The increase in average realized sales price reflects pricing increases implemented in response to higher raw material costs, which were limited by competitive pressures.

For the thirteen weeks ended October 2, 2005, gross profit decreased $6.1 million compared to the prior year period. As a percentage of net sales, gross profit was 14.7% in the third quarter of 2005 versus 16.2% in the third quarter of 2004. The decrease in gross profit was driven by higher raw material costs, primarily for plastic resins, and increased transportation costs. Following recent hurricane activity in the Gulf Coast region of the United States, petrochemical supplies have tightened which has forced some of our suppliers to enforce higher polymer prices and limit deliveries by declaring force majeure. In addition, limited petrochemical supplies negatively impacted transportation and freight costs.

Selling, general and administrative expenses decreased for the thirteen weeks ended October 2, 2005 compared to the three months ended September 30, 2004. As a percentage of net sales, selling, general and administrative expenses were 10.4% in the third quarter of 2005 versus 11.0% in the third quarter of 2004. The decrease primarily reflects the benefit from consolidating our administrative functions and reorganizing our sales force subsequent to the SF Holdings Acquisition. Integration costs for the thirteen weeks ended October 2, 2005 were $7.8 million compared to $7.7 million for the three months ended September 30, 2004.

Gain on sale of property, plant and equipment for the thirteen weeks ended October 2, 2005, includes $6.8 million of gain on the sale of land and buildings related to facilities previously closed as part of the consolidation of manufacturing, distribution and warehousing operations. Gain on sale of property, plant and equipment for the three months ended September 30, 2004 includes a $5.2 million gain on the sale of undeveloped land located in Santa Paula, California.

For the thirteen weeks ended October 2, 2005, interest expense, net increased $2.5 million compared to the prior year period. This resulted from an increase in the Eurodollar interest rate partially offset by a decreasing outstanding debt balance under the Senior Credit Facility, as amended.

For the thirteen weeks ended October 2, 2005, income tax provision of $7.2 million was recorded as a result of income before income taxes and minority interest of $16.0 million and includes a provision of $0.8 million for foreign earnings repatriated under the provisions of the American Jobs Act of 2004 (“AJCA”). For the three months ended September 30, 2004, an income tax provision of $8.2 million resulted from income before income taxes and minority interest of $20.4 million.

Thirty-nine Weeks Ended October 2, 2005 Compared to the Nine Months Ended September 30, 2004

On February 27, 2004, with an effective date of February 22, 2004, we acquired 100.0% of the outstanding capital stock of SF Holdings Group, Inc. (“SF Holdings Acquisition”). Amounts for the thirty-nine weeks ended October 2, 2005 include the results of SF Holdings for the entire period. Amounts for the nine months ended September 30, 2004 include the results of SF Holdings from February 22, 2004.

(In thousands)	Thirty-nine weeks ended October 2, 2005	Nine months ended September 30, 2004	Favorable/(Unfavorable)
			$	%
Net sales	$1,818,806	$1,525,711	$293,095	19.2%
Cost of goods sold	1,585,186	1,306,333	(278,853)	(21.3)

Gross profit	233,620	219,378	14,242	6.5

Selling, general and administrative expenses	192,167	171,952	(20,215)	(11.8)
Gain on sale of property, plant and equipment	(6,305)	(6,402)	(97)	(1.5)

Operating income	47,758	53,828	(6,070)	(11.3)

Interest expense, net	53,565	39,084	(14,481)	(37.1)
Prepayment penalties	—	30,690	30,690	*
Loss on debt extinguishment	—	916	916	*
Foreign currency exchange loss (gain), net	2,709	(101)	(2,810)	*
Other (income) expense, net	(183)	574	757	131.9

Loss before income taxes and minority interest	(8,333)	(17,335)	9,002	51.9

Income tax (benefit) provision	(2,520)	22,880	25,400	*
Minority interest	(409)	198	607	*

Net loss	$(5,404)	$(40,413)	$35,009	86.6%

*	Not meaningful

Net sales increased $293.1 million for the thirty-nine weeks ended October 2, 2005 compared to the prior year period. This includes an increase of $185.8 million representing two additional months of SF Holdings’ sales in 2005 versus 2004. The remaining increase in net sales of $107.3 million, or 7.0%, reflects a 6.7% increase in average realized sales price and a 0.3% increase in sales volume as compared to the nine months ended September 30, 2004. The increase in average realized sales price reflects the impact of pricing increases implemented in response to higher raw material costs.

For the thirty-nine weeks ended October 2, 2005, gross profit increased $14.2 million compared to the prior year period. This includes a $21.4 million increase resulting from the SF Holdings Acquisition. Excluding the effect of the SF Holdings Acquisition, gross profit decreased $7.2 million reflecting the impact of our inability to pass through all raw material and transportation cost increases to our customers due to competitive pressure. As a percentage of net sales, gross profit was 12.8% for the thirty-nine weeks ended October 2, 2005 versus 14.4% in the prior year period.

Selling, general and administrative expenses increased $20.2 million for the thirty-nine weeks ended October 2, 2005 compared to the prior year period. This includes an increase of $15.6 million representing two additional months of SF Holdings’ expenses in 2005 versus 2004. Included in selling, general and administrative expenses are integration costs related to the SF Holdings Acquisition. Integration costs decreased $1.3 million to approximately $21.5 million for the thirty-nine weeks ended October 2, 2005 from approximately $22.8 million for the nine months ended September 30, 2004. Excluding integration costs and the impact of SF Holdings described above, the increase in selling, general and administrative expenses of $5.9 million primarily reflects costs associated with our information technology infrastructure.

Gain on sale of property, plant and equipment for the thirty-nine weeks ended October 2, 2005, includes $6.8 million of gain on the sale of land and buildings related to facilities previously closed as part of the consolidation of manufacturing, distribution and warehousing operations. Gain on sale of property, plant and equipment in the nine months ended September 30, 2004 includes a $5.2 million gain on the sale of undeveloped land located in Santa Paula, California.

For the thirty-nine weeks ended October 2, 2005, interest expense, net increased $14.5 million compared to the prior year period. This resulted from an increase in the Eurodollar interest rate as well as two additional months of interest expense in 2005 associated with the debt issued in connection with the SF Holdings Acquisition.

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

Foreign currency exchange loss, net increased $2.8 million for the thirty-nine weeks ended October 2, 2005 compared to the prior year period. The higher loss in 2005 resulted primarily from the United Kingdom pound sterling denominated inter-company debt.

For the thirty-nine weeks ended October 2, 2005, an income tax benefit of $2.5 million was recorded as a result of the loss before income taxes and minority interest of $8.3 million and a provision of $0.8 million for foreign earnings repatriated under the provisions of the AJCA. For the nine months ended September 30, 2004, income tax provision of $22.9 million resulted primarily from a $29.8 million expense due to Solo Illinois’ change in tax filing status from subchapter S to subchapter C of the Internal Revenue Code in the United States. This expense was partially offset by a tax benefit of $6.9 million resulting from the loss before income taxes and minority interest of $17.3 million.

Liquidity and Capital Resources

Historically, we have relied on cash flows from operations and our revolving credit borrowings to finance our working capital requirements and capital expenditures. During the first half of 2005, because of escalating resin prices and increased sales and production going into the summer months, we relied significantly more on the revolving credit facilities. However, during the third quarter of 2005, the outstanding balance on our revolving credit facility under the Senior Credit Facility has decreased by $38.2 million as cash flow from operations has improved from the end of the second quarter of 2005.

Net cash provided by operating activities during the thirty-nine weeks ended October 2, 2005 was $1.5 million compared to $58.1 million of net cash used during the nine months ended September 30, 2004. The prior period reflects a $40.4 million net loss which was driven by $30.7 million of prepayment penalties for the extinguishment of debt in conjunction with the SF Holdings Acquisition. The current period reflects a third quarter decrease in accounts receivable and inventory. During the first half of the year, an inventory build was executed to maintain customer service levels while relocating equipment as part of our on-going integration efforts. Increased inventory levels were also required for certain products whose demand typically exceeds our production capacity during the summer months. During the third quarter of 2005, inventory levels decreased as plant consolidation activity slowed. Accounts receivable decreased as we collected on the higher sales made in the second quarter.

Cash flows provided by operating activities during the thirty-nine weeks ended October 2, 2005 include agreed-upon payments of $11.75 million resulting from the February 2005 settlement with DSC Logistics, Inc. and related payments of approximately $3.1 million for attorney fees and contract execution costs.

Working capital increased $87.0 million to $488.5 million at October 2, 2005 from $401.5 million at December 31, 2004. The increase reflects higher accounts receivable and inventory balances relative to year-end, partially offset by higher accounts payable. The activity in inventory and accounts payable was primarily driven by higher raw material costs combined with our planned inventory build. Accounts receivable activity was driven by higher net sales during the third quarter of 2005 compared to the fourth quarter of 2004 as well as price increases caused by higher material costs.

Net cash used in investing activities during the thirty-nine weeks ended October 2, 2005 was $25.1 million. During the nine months ended September 30, 2004, net cash used in investing activities was $899.4 million, which includes $877.2 million for the SF Holdings Acquisition.

Capital expenditures during the thirty-nine weeks ended October 2, 2005 were $45.1 million compared to $26.1 million during the nine months ended September 30, 2004. Capital expenditures during the thirty-nine weeks ended October 2, 2005 included $17.7 million for new production equipment, $20.8 million for integration related projects, $1.7 million for routine capital improvements, $3.3 million for renovations and equipment conversions, $0.9 million for building and land improvements, and $0.7 million for various other projects. Capital expenditures funding was primarily provided by the revolving credit borrowings.

Net cash provided by financing activities during the thirty-nine weeks ended October 2, 2005 was $44.2 million compared to $974.0 million during the nine months ended September 30, 2004. This decrease resulted primarily from 2004 activity related to the SF Holdings Acquisition including (i) borrowings under our credit facilities, (ii) the issuance of the 8.5% senior subordinated notes due 2014 and (iii) proceeds from the sale of common stock. This activity was partially offset by (i) repayment of the 7.08% senior notes due 2011, (ii) repayment of the 3.67% Yen-denominated senior notes due 2008, (iii) repayment of a $27.8 million securitization facility, (iv) payment of debt issuance costs and (vi) payment of dividends. In 2005, net borrowings under revolving credit facilities increased $49.1 million. The increased funding was used to support working capital requirements resulting from increased sales in addition to increased inventory levels necessitated by our manufacturing facilities integration. For the thirteen weeks ended October 2, 2005, net borrowings under our revolving credit facilities decreased $38.6 million reflecting improved operating cash flow during this period.

Short-term debt

At October 2, 2005, we had approximately 581 million Yen (approximately $5.1 million) of short-term borrowings with Japanese banks. These borrowings have various termination dates and have no restrictive covenants. The interest rate on these borrowings ranges between 0.80% and 1.375% per year.

Long-term debt

The following is a summary of our long-term debt at October 2, 2005 (in thousands):

October 2, 2005
Long-term debt:
8.5% Senior Subordinated Notes	$325,000
Senior Credit Facility – Term Loan	640,250
Senior Credit Facility – Revolver	78,800
Canadian Credit Facility – Term Loan	10,380
Canadian Credit Facility – Revolver	—
Capital lease obligations	2,697

Total long-term debt	1,057,127
Less - Current maturities of long-term debt	8,758

Long-term debt, net of current maturities	$1,048,369

The following is a summary of our committed revolving credit facilities at October 2, 2005 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Unused Capacity
Senior Credit Facility:
Revolving facility	$150,000	$78,800	$15,182	$56,018
Canadian Credit Facility:
Revolving facility	11,317	—	—	11,317

	$161,317	$78,800	$15,182	$67,335

(1)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.

Canadian Credit Facility

Borrowings under the revolving credit facility bear interest at the Canadian prime rate plus 0.50% or the Canadian bankers acceptance rate plus 1.75%, at our option. Term loan borrowings bear interest at the Canadian prime rate plus 0.75% or the Canadian bankers acceptance rate plus 2.00%, at our option. As of October 2, 2005, borrowings under the revolving credit facility and the term loan carried effective interest rates of 4.62% and 4.87%, respectively. As of October 2, 2005, CAD 13.1 million (approximately $11.3 million) was available under the revolving facility and the term loan balance was CAD 12.1 million (approximately $10.4 million).

Senior Credit Facility

On February 27, 2004, we entered into credit facilities comprised of a $150.0 million revolving credit facility maturing in 2010 and a $650.0 million term loan facility maturing in 2011 (“Senior Credit Facility”). The revolver is principally used for working capital purposes, and the term loan was used to finance the acquisition and related transactions.

On March 31, 2005, we entered into an agreement (“Amendment No. 1”) to amend the Senior Credit Facility. Amendment No. 1 changes the borrowing margin used to calculate interest on the term loans under the Senior Credit Facility. For purposes of calculating interest, term loans under the Senior Credit Facility are designated as Eurodollar rate loans or, in certain circumstances, base rate loans. Under the original agreement, Eurodollar rate loans bore interest at the British Bankers Association Interest Settlement Rate for deposits in dollars plus a borrowing margin. Base rate loans bore interest at (a) the greater of (i) the rate most recently announced by Bank of America as its “prime rate” or (ii) the Federal Funds Rate plus 1/2 of 1% per annum, plus (b) a borrowing margin. The margin for term loans was a range based on the Company’s leverage ratio. For Eurodollar rate loans, the range was 2.25% to 2.50%. For base rate loans, the range was 1.25% to 1.50%. The terms of Amendment No. 1 provide that the borrowing margin for term loans be 2.00% on Eurodollar rate loans and 1.00% on base rate loans.

Amendment No. 1 also changed the schedule for quarterly principal payments. The original agreement provided scheduled principal payments of $1.625 million per quarter through February 27, 2006, $6.25 million per quarter from May 27, 2006 through February 27, 2008, and $12.5 million per quarter from May 27, 2008 through November 27, 2010, with a balloon payment of $449.5 million due on February 27, 2011. The terms of Amendment No. 1 provide for scheduled principal payments of $1.625 million per quarter through November 27, 2010, with a balloon payment of $606.125 million due on February 27, 2011. All mandatory quarterly prepayments have been made to date.

On October 14, 2005, the Company and SCIC entered into an Amendment No. 2 to the Senior Credit Facility, as amended by Amendment No. 1, dated as of March 31, 2005. Amendment No. 2 changes the borrowing margin used to calculate interest on the term loans under the Senior Credit Facility. For purposes of calculating interest, term loans under the Senior Credit Facility are designated as Eurodollar rate loans or, in certain circumstances, base rate loans. Under Amendment No. 1, Eurodollar rate loans bore interest at the British Bankers Association Interest Settlement Rate for deposits in dollars plus a borrowing margin. Base rate loans bore interest at (a) the greater of (i) the rate most recently announced by Bank of America as its “prime rate” or (ii) the Federal Funds Rate plus  1/2 of 1% per annum, plus (b) a borrowing margin. The borrowing margins for term loans were 2.00% on Eurodollar rate loans and 1.00% on base rate loans under Amendment No.1.

Amendment No. 2 established two different levels for determining the applicable borrowing margin interest rate that the Company would pay on its term loan based upon the respective ratings the Company receives from Moody’s and Standard & Poor’s. Level 1 is 2.25% for Eurodollar rate loans and 1.25% for base rate loans, when Moody’s rating on the Company is at least B1 and Standard & Poor’s rating is at least B+. Level 2 is 2.50% for Eurodollar rate loans and 1.50% for base rate loans, when Moody’s rating on the Company is below B1 and Standard & Poor’s rating is below B+. If the Company only receives a change in rating from one agency or if the agencies’ ratings are split across pricing levels 1 and 2, then the Company will pay interest at level 2 pricing. Prior to Amendment No. 2, on October 6, 2005, Moody’s changed its rating on the Company from B1 to B2; therefore, the Company began paying level 2 pricing effective with Amendment No. 2.

Amendment No. 2 also revised the ratios of the financial covenants that the Company is required to maintain by allowing lower ratios of Consolidated EBITDA to Consolidated Cash Interest Expense in certain quarters, and by allowing higher ratios of Average Total Debt to Consolidated EBITDA in certain quarters (all as such capitalized terms are defined in the original Senior Credit Facility), in each case as set forth in the amendment filed as Exhibit 99.1 in Form 8-K, dated October 14, 2005.

As of October 2, 2005, the weighted average annual interest rate applicable to Eurodollar rate loans was 5.53% and the weighted average annual interest rate applicable to base rate loans was 8.50%. During the thirteen weeks ended October 2, 2005, the weighted average annual interest rate for the Senior Credit Facility was 5.43%. At October 2, 2005, the interest rate on the term loan facility was 5.48% and 7.43% on the revolving credit facility.

A commitment fee of 0.50% on the unused portion of the revolving credit facility is payable on a quarterly basis.

We may make optional prepayments to either the revolving credit facility or the term loan in million dollar increments with a minimum prepayment of $10.0 million.

We are required to make a mandatory annual prepayment of the term loan facility and the revolving credit facility in an amount equal to 50.0% of excess cash flow, as defined, when the consolidated leverage ratio, as defined, is 3.5x or greater, or 25.0% of excess cash flow when the Company’s consolidated leverage ratio is less than 3.5x. In addition, we are required to make a mandatory prepayment of the term loan facility and the revolving credit facility with, among other things: (i) 100.0% of the net cash proceeds of any property or asset sale, subject to certain exceptions and reinvestment requirements; (ii) 100.0% of the net cash proceeds of any extraordinary receipts, as defined, subject to certain exceptions and reinvestment requirements; (iii) 100.0% of the net cash proceeds of certain debt issuances, subject to certain exceptions; and (iv) 50.0% of the net cash proceeds from the issuance of additional equity interests when the consolidated leverage ratio is 3.5x or greater, or 25.0% of such proceeds when the consolidated leverage ratio is less than 3.5x. During the thirty-nine weeks ended October 2, 2005, we were not required to make an annual prepayment or any prepayments based on excess cash flow, dispositions of assets or extraordinary receipts.

The Senior Credit Facility requires us to fix the interest rate for a portion of the borrowings. Accordingly, on March 10, 2004, we entered into an interest rate swap agreement to hedge the cash flows associated with the interest payments on $180.0 million of the Eurodollar rate based borrowings through March 31, 2007. In June 2005, we entered into a forward-starting receive-variable, pay-fixed interest rate swap with a notional amount of $50.0 million. This swap agreement is effective March 31, 2007 through March 31, 2010. Also, on June 1, 2004, we entered into an interest rate cap agreement to hedge the cash flows associated with the interest payments on $30.0 million of the Eurodollar rate based borrowings. This interest rate cap agreement expired on March 31, 2005. On March 31, 2005, we entered into a new interest rate cap agreement with a total notional amount of $35.0 million. Under this interest rate cap agreement, we receive variable interest rate payments when the three-month Eurodollar rises above 5.0%. This interest rate cap agreement is in effect through March 31, 2006. On June 30, 2005, we entered into a new interest rate cap agreement with a total notional amount of $15.0 million. Under this agreement, we receive variable interest rate payments when the three-month Eurodollar rises above 4.0%. This interest rate cap agreement expired September 30, 2005.

Outlook

Management believes that cash generated by operations, amounts available under our credit facilities and funds generated from asset sales should be sufficient to meet our expected operating needs, planned capital expenditures, payments in conjunction with our lease commitments and debt service requirements over the next twelve months. We expect that our 2006 capital expenditures will be approximately $50 to $55 million.

As a result of the recent hurricane activity in the Gulf Coast of the United States, we have begun to see a significant impact on the supply and price of petrochemicals, which has impacted the price of resin and gas. For the remainder of 2005, we expect that resin and energy-related costs, particularly with respect to transportation and production costs, will likely continue to be a source of uncertainty for our industry.

Net Operating Loss Carryforwards

As of October 2, 2005, we had approximately $158.3 million of net operating loss carry-forwards for U.S. federal income tax purposes that expire between 2016 and 2024. Approximately $101.9 million of such carry-forwards are subject to the provisions of Internal Revenue Code Section 382. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax assets is more likely than not.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

In the ordinary course of business, the Company has financial instruments that are sensitive to market risk, which consists primarily of interest rate risk associated with its variable rate debt. The Senior Credit Facility and the Canadian Credit Facility both include a revolving and term credit facility, which bear interest at a variable rate. The interest rate on the Senior Credit Facility is either Eurodollar rate based (1, 2, 3 or 6 months) plus a margin or the bank’s base rate plus a margin, whichever the Company selects. For the term loan, the margin on the Eurodollar rate borrowings is 2.0% and the margin on the base rate borrowings is 1.0%. For the revolving credit facility, the margin on the Eurodollar rate borrowings varies from 2.0% to 2.75% and the margin on base rate borrowings varies from 1.0% to 1.75%, depending on our leverage ratio. Amendment No. 2, effective October 14, 2005, increased the margins on the term loan facility to 2.25% or 2.50% on the Eurodollar rate borrowings and 1.25% or 1.50% on the base rate borrowings, depending on the Company’s public debt ratings. The Canadian revolving facility bears interest at the Canadian prime rate plus 0.50% or Canadian bankers acceptance rate plus 1.75%, at the Company’s option, and the term loan bears interest at the Canadian prime rate plus 0.75% or Canadian bankers acceptance rate plus 2.00%, at the Company’s option.

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

On March 31, 2005, we entered into an interest rate cap agreement with a total notional amount of $35.0 million. Under this interest rate cap agreement, we receive variable interest rate payments when the three-month Eurodollar rises above 5.0%. This interest rate cap agreement is in effect through March 31, 2006. At October 2, 2005, the interest rate on borrowings under the term loan, excluding the effect of the interest rate swaps and cap, was 5.94%, and the interest rate on borrowings under the revolving credit facility was 7.43%.

As of October 2, 2005, the outstanding indebtedness under the Senior Credit Facility was $719.1 million and $56.0 million was available under the Senior Credit Facility. As of October 2, 2005, the outstanding indebtedness under the Canadian Credit facility was CAD 12.1 million (approximately $10.4 million) and CAD 13.1 million (approximately $11.3 million) was available under the Canadian Credit Facility. Based upon these amounts, the annual net income would change by approximately $3.2 million for each one-percentage point change in the interest rates applicable to the variable rate debt after giving effect to the interest rate swap agreements. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “predict,” “potential,” “project,” “could,” “will,” “should,” “may,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All statements in this report other than statements of historical fact, including statements regarding our business strategy, future operations, financial position, estimated net sales, projected costs, projected cost savings, projected synergies, prospects, plans and objectives, as well as information concerning industry trends and expected actions of third parties, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to:

•	the effect of general economic and competitive business conditions in the disposable food service products industry;

•	successful integration of Solo Illinois and SF Holdings and realization of anticipated benefits;

•	impact of competitive products and pricing and our ability to pass raw material and energy price increases on to our customers;

•	interest rate fluctuations and continuing debt obligations;

•	further consolidation in the food service and retail industries;

•	availability of and increases in raw material costs;

•	increases in energy such as oil and natural gas and increases in other manufacturing and transportation costs;

•	fluctuations in demand for the Company’s products;

•	effect of changing federal, state, foreign and local environmental and occupation health and safety laws and regulations;

•	risks related to conducting business in multiple foreign jurisdictions;

•	our ability to improve existing products and develop new products;

•	loss of key management and personnel;

•	impact of any prolonged work stoppage;

•	loss of one or more of our principal customers;

•	ability to enforce our intellectual property and other proprietary rights;

•	diversion of management attention from other business activities in the event we pursue additional acquisition(s) in the future; and

•	potential conflicts of interest between our note holders and the stockholders of SCIC.

Additional risks and uncertainties are set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004 and in our other filings made from time to time with the Securities and Exchange Commission.

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer, chief operating officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer, chief operating officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files under the Exchange Act.

(b)	Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended October 2, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SOLO CUP COMPANY

Date: November 14, 2005	By:	/s/ Susan H. Marks
Susan H. Marks
Executive Vice President, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer and Duly
Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF SOLO CUP COMPANY

FOR THE THIRTEEN WEEKS ENDED OCTOBER 2, 2005

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