Form 10-K
period 2006-01-01
Solo Cup CO
filed 2006-03-30
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 1, 2006

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

Former fiscal year December 31

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐             Accelerated filer   ☐             Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

As of March 29, 2006, 100 shares of Common Stock, $0.01 par value, were outstanding. There is no trading market for the common stock of the registrant. No shares of the registrant were held by non-affiliates.

Part I

Item 1. Business.

Solo Cup Company (“Solo Delaware” or the “Company”) was incorporated in Delaware in January 2004 to be the holding company for Solo Cup Company, an Illinois corporation (“Solo Illinois”) and its subsidiaries, and for SF Holdings Group, Inc., a Delaware corporation, and its subsidiaries (“SF Holdings”) which included Sweetheart Cup Company Inc. (“Sweetheart”). Effective February 22, 2004, Solo Illinois became a wholly owned subsidiary of Solo Delaware. In September 2005, Sweetheart changed its name to Solo Cup Operating Corporation (“SCOC”). In October 2005, Solo Illinois merged with and into SCOC, and SCOC was the surviving entity. Solo Delaware is a holding company, the material assets of which are 100% of the capital stock of SF Holdings. SF Holdings owns 100% of the capital stock of SCOC. Solo Delaware is a wholly owned subsidiary of Solo Cup Investment Corporation, a Delaware corporation (“SCIC”). SCC Holding Company LLC, a Delaware limited liability company (“SCC Holding”) and Vestar Capital Partners (“Vestar”), together with certain of its affiliates, own 67.2% and 32.7% of SCIC, respectively. Company management holds the remaining 0.1% of SCIC.

Solo Delaware traces its origins to a predecessor company, Solo Illinois, established in 1936. SCOC’s operating history dates from the founding of a predecessor company in 1911.

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

In June 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from the year ended December 31 to the 52- or 53-week period ending on the last Sunday in December except that fiscal year 2005 ended on January 1, 2006. All subsequent fiscal years will end on the last Sunday in December. The fiscal quarters for 2006 will be the thirteen weeks ending April 2, 2006, July 2, 2006, October 1, 2006 and December 31, 2006.

Financial information about our business segments, which are combined geographically, is incorporated herein by reference from Note 19 to the Company’s consolidated financial statements in Item 8 of this Form 10-K.

Overview of Business

We are a leading global producer and marketer of disposable foodservice products and have served our industry for almost 70 years. We manufacture one of the broadest product lines of cups, lids, food containers, plates, bowls, portion cups, stirrers, straws, cutlery, napkins, placemats, tablecovers and disposable food packaging containers in the industry, with products available in plastic, paper and foam. We are recognized for product innovation and customer service, and our products are known for their quality, reliability and consistency. Our products are marketed primarily under the Solo® and Sweetheart® brands, as well as Jack Frost®, Trophy®, Hoffmaster®, Sensations® and Creative Expressions®. We are one of the leading suppliers of branded disposable cups, plates and bowls in the United States. We also provide a line of products to our customers under private label brands. We currently operate 28 manufacturing facilities and 25 distribution centers in North America, Japan, the United Kingdom and Panama, and we sell our products worldwide. For the 2005 fiscal year, we generated $2,437.7 million of net sales.

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

Customers

We serve two primary customer groups, foodservice and retail. Sales to foodservice customers accounted for approximately 79% of our net sales for the year ended January 1, 2006. Our foodservice customers include: (1) Broadline distributors, such as Sysco Corporation, U.S. Foodservice, Inc. and Performance Food Group, (2) specialty distributors such as Bunzl Corporation, Network Services Company and UniPro Foodservice, Inc., (3) global or national accounts, such as Starbucks Corporation, McDonald’s Corporation (through its packaging and supply chain partner, Havi International Inc. (f/k/a Perseco)), 7-Eleven, Inc. and YUM! Brands, Inc. (the parent company for Kentucky Fried Chicken, Pizza Hut, Taco Bell, Long John Silvers and A&W), and (4) dairy and food processors, such as Blue Bell Creameries, L.P. and Nissin Food Products Company LTD. We believe we have strong relationships with leading foodservice customers due to our broad product offering, longstanding presence in the industry, emphasis on innovation and customer service.

Sales to our retail customers accounted for approximately 21% of our net sales for the year ended January 1, 2006. Our consumer customers include (1) grocery stores, such as Publix Supermarkets Inc., The Kroger Company and Albertson’s, Inc., (2) mass merchandisers, such as Wal-Mart Stores, Inc. (“Wal-Mart”) and Target Corporation, (3) warehouse clubs, such as Costco Wholesale Corporation (“Costco”) and BJ’s Wholesale Club, and (4) other retail outlets, such as drug stores, party stores and dollar stores. We are one of the leading suppliers of branded disposable cups and plastic plates and bowls to consumer customers in the United States, which we sell under the Solo® and Jack Frost® brand names. In addition, we sell paper and party goods under the brand names Sensations®, Paper Art®, Party Creations® and Touch of Color®. Our sales and marketing strategy for retail customers is designed around supporting our strong brand names, as well as providing private label products.

Sales and Marketing

We sell our products to foodservice customers through our regionally–organized, in-house direct sales force, global account direct sales force and, to a lesser extent, select broker networks. Foodservice distributors sell the products they purchase from us to operators such as restaurants, hospitals, schools and other large organizations that have foodservice operations. As a result of this selling structure, stocking decisions made by our distributors are based on demand from foodservice operators. Our sales force calls on local branches of distributors to sell our existing range of product offerings as well as new products. Through our global account sales force, we sell our products to quick service restaurants (“QSRs”), convenience stores and to other national account segments. Our global account sales forces work closely with these customers to develop unique product offerings and promotional programs.

We sell our products to retail customers primarily through regional broker networks. In the case of some of our larger customers, such as Wal-Mart and Costco, we use our in-house direct sales force. Our retail customers sell our products to consumers who make the ultimate purchasing decisions. Accordingly, our sales and marketing strategy for retail customers is designed around supporting our strong brand names, such as Solo®, Sensations® and Jack Frost®, as well as selling private label products. We support our brands with both in-store and out-of-store promotional activities.

We sell our food packaging products directly to customers in the dairy and food processing industries using our in-house sales force that is organized on the basis of regional location and customer relationships.

Seasonality

Historically, we have experienced seasonality as more of our products are sold in the warmer months with the majority of our net cash flows from operations realized during the last nine months of the year. Sales for such periods reflect the high seasonal demands of the summer months when outdoor and away-from-home consumption increases.

Raw Materials

The principal raw materials for our plastic operations are resins, including polystyrene, polypropylene and APET. We purchase resins from large petrochemical and resin producers such as Dow, Total, Voridian, Nova and BASF. Resin prices are influenced by oil, natural gas and other input prices, increases or decreases in supply capacity and changes in demand.

The principal raw material used in our paper operations is solid bleached sulfate paperboard. We purchase from integrated paper manufacturers such as International Paper, MeadWestvaco and Georgia Pacific. Paper prices are driven by supply and demand as well as input costs for energy, fiber, chemicals, polyethylene and transportation.

We believe we have good relationships with our major raw material suppliers. While we have experienced brief delays in the availability of our raw materials from time to time, most recently following the 2005 hurricane activity in the Gulf Coast region of the United States, we have not experienced any long-term interruptions in supply.

Raw material costs make up a significant portion of our cost of goods sold. Although we generally enter into three- to five-year term supply contracts with our raw material suppliers, we continue to have exposure to changes in raw material prices. Historically, we have not hedged our exposure to fluctuations in raw material prices.

Manufacturing

Our manufacturing strategy is to reduce costs through process improvements and innovation, while meeting our customers’ needs and maintaining our standard for quality. We employ many different technologies and are able to manufacture and supply various products in plastic, paper and foam. Our flexibility and expertise in these technologies enable us to respond quickly to customer needs.

The primary processes employed in manufacturing our products are as follows:

•	Plastic Cups, Lids, Plates, Bowls, Foam Cups and Plates. Plastic extrusion is used to convert plastic resin from pellets to a flat extruded sheet. We then use a thermoforming process to convert the extruded sheet into the final product and graphics are added based on customer specifications. The product is packaged in various quantities depending on customer requirements. We have the capability to use a large variety of resins, including polystyrene, polypropylene, foam and APET.

•	Paper Cups, Plates, Napkins, Placemats, Table Covers and Food Containers. Raw material is printed with graphics according to customer requirements and fed through forming machines.

•	Plastic Cutlery and Straws. We utilize injection molding machines to manufacture plastic cutlery. The plastic pellets are melted, and the molten resin is injected into the mold. The parts are automatically cooled, trimmed and ejected from the machine. The product is then either packaged in bulk or individually wrapped. An extrusion process is used to form different sizes of straws based on customer specifications. Products can be made using polypropylene or polystyrene.

Distribution

Our U.S. distribution centers are located in proximity to our manufacturing facilities as well as major population centers. From January 2002 until February 2005, we outsourced a portion of our logistical operations to a third party. As a result of consolidation and termination of the relationship with the logistics provider, we currently coordinate the majority of our distribution, warehousing and logistics internally. We do use a small number of third party warehouse providers, including consignment warehouses for certain regions of the United States. These third party warehouses service certain retail and foodservice customers. Our output from the manufacturing plants is consolidated at regional distribution centers that allow us to service 96% of our U.S. customers with overnight truckload service. As a result of this strategy, we are able to offer a broad range of products at the distribution centers. This provides value to our customers as they can carry less inventory and we can react to their demand more rapidly.

Our foreign subsidiaries operate out of owned or leased warehouses and manage the related distribution and transportation networks.

Competition

The disposable foodservice products industry is extremely competitive and highly fragmented. We compete for foodservice customers based on price, quality, customer service, breadth of product offering, and collaborative product development with our customers. We compete for retail customers based on brand reputation, quality, product differentiation, innovation, marketing programs and price. We compete for food packaging customers based on product breadth, quality, service, filling equipment capabilities and price. Our competitors include large multinational companies as well as regional manufacturers. Some of our competitors compete across many of our product lines, while others compete with only some of our products. A few of our competitors are integrated in the manufacturing of disposable foodservice products and related raw materials which reduces their costs for these materials and gives them greater access to these materials in periods of short supply. Our current or potential competitors may offer products at a lower price or products and service that are superior to ours. In addition, our competitors may be more effective and efficient in integrating new technologies. Our products also compete with metal, glass and other packaging materials, as well as plastic packaging materials made through different manufacturing processes. Our largest competitors include Pactiv Corporation, Dart Container Corporation, Huhtamäki Oyj, Dixie Foodservice Corp., a division of Georgia Pacific Corp., which was acquired by Koch Industries in 2005, and International Paper Food Service Business, a division of International Paper Co. In addition, we face competition from foreign competitors who are entering regional U.S. markets in certain product categories and are aggressively trying to differentiate their product offerings based on price.

Intellectual Property

We rely on a combination of trade secrets, confidentiality agreements, patent, trademark, copyright, unfair competition and other intellectual property laws to protect our intellectual property and other proprietary rights. We currently have approximately 185 issued and 155 pending U.S. and foreign patents. The Company owns a number of patents, which vary in duration, depending upon when the patent was filed or granted. Although they are collectively important to our business, no single one of them is material to our business. Litigation may be necessary to enforce our intellectual property rights, or to defend against claims by third parties that our products infringe their intellectual property rights and could result in substantial costs and diversion of our resources. Even if our proprietary rights are held enforceable, others may be able to design around our patents or independently develop products and processes equivalent to our proprietary and confidential information.

Research and Development

We believe we have a solid reputation for creativity and new product innovation. Our research and development strategy has three goals: (1) to create innovative, value–added products that target both new and existing customers, (2) to differentiate our products in the marketplace and (3) to explore the use of alternative substances to create new market opportunities and enhance our overall market position.

During 2005, we expanded our Trophy® product line to include food-based containers and also developed new formulations that provide enhanced graphic quality on Trophy® products. Product line extensions for snack plates and bowls were also introduced to our SoloGrips ™ product line that are sold to retail customers and special packaging was developed to differentiate the product on the retail shelves. Our packaging division introduced new sizing for certain paper containers, and we introduced a new 54-ounce cold beverage container for use in movie theaters. Our retail Galaxy® cup was re-designed to utilize less shelf space. We continue to work with our global base of suppliers and customers, to create new applications for materials and to develop applications for new and emerging technology. Currently, we are sampling and testing materials for use in paper and plastic products that are environmentally friendly such as post consumer fiber and polylactic acid (PLA), a polymer derived from natural plant sugars, for cups and lids.

International

The Company’s international operations consist of operating subsidiaries in five countries as well as international export sales originating in the U.S. and our international subsidiaries. Approximately 14% of the Company’s net sales are generated outside the United States. International operations are subject to certain additional risks inherent in conducting business outside the United States, such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, and other restrictive governmental action, as well as volatile economic, social and political conditions in certain countries.

Employees

As of January 1, 2006, we had approximately 13,400 employees worldwide, including approximately 11,700 in the United States and 1,700 in other countries; of which approximately 9,600 of these employees worldwide were hourly workers. As of January 1, 2006, approximately 1,800 of our hourly employees were covered by collective bargaining agreements. We currently have collective bargaining agreements in effect at our facilities in Oshkosh and Appleton, Wisconsin; St. Albans, Vermont; Springfield, Missouri; Augusta, Georgia; Indianapolis, Indiana; Scarborough, Ontario, Canada; and Cuautitlan, Mexico. These agreements cover all hourly-paid production, maintenance and distribution employees at each facility except for Augusta, Georgia, and contain standard provisions relating to, among other things, management rights, grievance procedures, strikes and lockouts, seniority and union rights. The agreement for Augusta, Georgia also covers employees who work in the power facility. The current expiration dates of the Appleton; Augusta; Indianapolis; Oshkosh; Springfield; St. Albans; Ontario; and Cuautitlan agreements are March 31, 2006, October 30, 2008, December 1, 2007, May 31, 2007, February 28, 2007, January 31, 2006, November 30, 2008 and December 31, 2006, respectively. The employees of the El Cajon, California facility voted to bargain collectively and to be represented by the United Food and Commercial Workers Union (UFCW) in August 2003. The proposed agreement would have affected approximately 165 hourly employees. However, employees petitioned the National Labor Relations Board in 2004 to decertify the UFCW in El Cajon and in September 2005, the decertification was confirmed. Other than the agreements described above, no employees are currently covered by collective bargaining agreements. We believe that we have good relationships with our employees.

Environmental Regulation

In the normal course of business, we are required to comply with federal, state, foreign and local environmental and occupational health and safety laws and regulations, including those governing emissions of air pollutants, discharges of waste and storm water and the disposal of hazardous wastes. Historical capital and operating expenditures deemed necessary to remain in compliance have not had a material impact on our financial position. We believe that we are in material compliance with applicable standards and regulations of the various regulatory agencies.

We are presently, and may in the future be, subject to liability for the investigation and remediation of environmental contamination, including contamination caused by other parties. This includes properties that we own or operate or that we formerly owned or operated, and other properties where we or our predecessors have arranged for the disposal of hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Any present or future investigations and remedial efforts relating to environmental matters could entail material costs or otherwise result in material liabilities. Any amount of future clean up costs and other environmental liabilities could also be material. We believe that there are not currently any material pending environmental investigations at our plants or sites or at third party sites for which we are liable. However, there can be no assurance that we will not be involved in any such proceedings in the future and that any amount of future clean up costs and other environmental liabilities will not be material.

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

The Clean Air Act requires the phase out of certain refrigerant compounds. Therefore, we must upgrade or retrofit air conditioning and chilling systems we use during the next few years. We have decided to replace units as they become inefficient or unserviceable. We expect to complete the replacement of all such units within the next five to nine years, at an estimated total cost of less than $1.3 million.

Some of our facilities contain asbestos. Although there may be no current legal requirement to remove it, we monitor such asbestos on an ongoing basis and maintain and/or remove it as appropriate to prevent the release of friable asbestos. We believe the costs associated with this program will not be material to our business or financial condition.

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

Available information

Our Internet website is www.solocup.com. We make available free of charge on our website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (“SEC”).

Item 1A. Risk Factors

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

The disposable foodservice products industry is extremely competitive and highly fragmented. We compete for foodservice customers based on price, quality, customer service, breadth of product offering and collaborative product development with our customers. We compete for retail customers based on brand reputation, quality, product differentiation, innovation, marketing programs and price. We compete for food packaging customers based on price, product breadth, quality, service and filling equipment capabilities. Our competitors include large multinational companies as well as regional manufacturers. Some of our competitors compete across many of our product lines, while others compete with only some of our products. A few of our competitors are integrated in the manufacturing of disposable food service products and related raw materials which reduces their costs for these materials and gives them greater access to these materials in periods of short supply. Our current or potential competitors may offer products at a lower price or products and service that are superior to ours. In addition, our competitors may be more effective and efficient in integrating new technologies. Our products also compete with metal, glass and other packaging materials, as well as plastic packaging materials made through different manufacturing processes. Any of the factors listed above may cause price reductions, reduced gross margins, decreased sales and reduced ability to attract and retain customers. As a result, we may not be able to compete successfully against our competitors.

We may not realize all cost savings, synergies or revenue enhancements that we anticipated when we acquired SF Holdings.

Even if we successfully integrate the operations of SF Holdings, we may not be able to realize all the cost savings, synergies or revenue enhancements that we anticipate from the integration, either in the amount or the time frame that we currently expect. Additionally, the costs of achieving these benefits may be higher than what we currently expect. Our ability to realize anticipated cost savings, synergies and revenue enhancement may be affected by a number of factors, including but not limited to the following:

•	difficulties and unanticipated expenses related to completing the integration of information systems and internal controls, technologies, books and records, uniform standards, environmental management systems, and other controls, procedures and policies;

•	the ability to utilize anticipated resources for integration and implementation activities over the next three years to achieve the anticipated cost savings;

•	increases in other expenses, operating losses or problems unrelated to the acquisition may offset the cost savings and other synergies from the acquisition; and

•	our ability to avoid labor disruptions in connection with the realignment or closure of facilities.

Our significant debt could adversely affect our financial health.

We have a significant amount of debt. As of January 1, 2006, we had total debt of $1,043.3 million, of which $325.0 million consisted of our 8.5% Senior Subordinated notes and $710.3 million consisted of borrowings under our credit facilities.

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

In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, debt service on our variable-rate debt will rise, which would adversely affect our cash flow. Although our credit facilities require us to employ hedging strategies such that not less than 50% of our total debt carries a fixed rate of interest for a period of three years following the consummation of the transactions (through February 2007), any hedging agreements put in place may not offer complete protection from this risk. Additionally, the remaining portion of the credit facilities is not hedged and, therefore, is subject to changes in interest rates.

We also may incur substantial additional debt in the future. Although the indenture governing the notes and the terms of our credit facilities contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and debt incurred in compliance with these restrictions could be substantial. In addition, we may refinance all or a portion of our debt, including borrowings under our credit facilities, and incur more debt as a result. As of January 1, 2006, our credit facilities permitted additional borrowing of up to $83.7 million (after giving effect to outstanding letters of credit). In March 2006, the Company received a commitment to enter into a senior secured second lien term loan facility of $80.0 million. If we incur new debt, the significant risks described above would intensify.

If we do not adequately manage, integrate and implement our order management and enterprise resource planning systems, our ability to manage and grow our business could be adversely affected.

We will need to continue to improve existing and implement new operational and financial systems, procedures and controls to manage our business effectively in the future. As a result, we have recently licensed enterprise resource planning software and have begun a process to expand and upgrade our enterprise resource planning systems. Any delay in the implementation of, or disruption in the transition to our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records, and report financial and management information on a timely and accurate basis. In addition, as we add additional functionality, new problems could arise that we have not foreseen. Such problems could adversely impact our ability to timely provide quotes, fulfill customer orders, ship products, implement pricing programs, bill and track our customers, fulfill contractual obligations, and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, impact our ability to manage our business, and have a material adverse effect on our business, results of operations or cash flows.

Further consolidation in the foodservice and retail industries may adversely affect our profitability.

Broadline distributors, mass merchandisers, warehouse clubs and many of our other customers have consolidated. If, as we expect, this trend continues, our customers will likely seek more favorable terms, including pricing, for their purchases of our products, which will limit our ability to raise prices. Sales on terms less favorable to us than our current terms will have an adverse effect on our profitability.

We could be adversely affected by raw material availability and pricing.

Our principal raw materials include resins and paperboard. Periods of short supply for these raw materials may occur. In addition, prices for our raw materials fluctuate. For example, the weighted average market index price, as disclosed by Chemical Data, Inc. (“CDI”), for the primary resins we use in our products increased by 15.3% in 2005. When raw material prices decrease, our selling prices have historically decreased. When raw material prices increase, our selling prices have historically also increased, although often with a time lag. The impact of raw material price changes is affected by a number of factors, including the level of inventories at the time of price changes, the specific timing and frequency of price changes and the lead and lag time that generally accompanies the implementation of both raw material price changes and subsequent selling price changes. If raw material prices increase and we are unable to pass the price increases on to our customers, our profitability may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations. In the event raw material prices increase over a period of several months, profit margins may be reduced. We have not historically employed hedging strategies to limit our exposure to fluctuations in raw material prices on any meaningful level. To the extent that our supply of raw materials becomes restricted and we cannot locate or substitute adequate alternative sources, our profitability also may be adversely affected. We cannot predict whether our customer preferences for the materials used in our products will change over time or what raw materials will be used in the future.

We are subject to extensive environmental regulation and significant potential environmental liabilities.

Our operations are subject to comprehensive and frequently changing federal, state, foreign and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water, the management of hazardous substances and the disposal of hazardous waste. We are presently, and may in the future be, subject to liability for the investigation and remediation of environmental contamination, including contamination caused by other parties, at properties that we own or operate or that we formerly owned or operated and at other properties where we or our predecessors have arranged for the disposal of hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Any present or future investigations and remedial efforts relating to environmental matters could entail material costs or otherwise result in material liabilities. Any amount of future clean up costs and other environmental liabilities could also be material. We need to conduct our operations in compliance with the environmental permits granted by federal, state and local authorities. There are various risks associated with noncompliance with these permits, including cessation of our operations at the noncompliant facilities and significant fines and penalties.

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

The Company’s international operations consist of operating subsidiaries in five countries as well as international export sales originating both in the U.S and our international subsidiaries. The international scope of our operations may lead to volatile financial results and difficulties in managing our business. The Company generated 14.0% of its net sales outside the United States for the year ended January 1, 2006. We anticipate that international sales may grow as a percentage of net sales. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International sales and operations are subject to a number of risks, including the following:

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

We believe that our future success will depend, in part, on our ability to continue making innovations to our existing products and to develop, manufacture and market new products. This will depend, in part, on the success of our research and development and engineering efforts, our ability to expand or modify our manufacturing capacity and the extent to which we convince customers and consumers to accept our new products. If we fail to successfully innovate, introduce, market, manufacture and differentiate our products from those of our competitors, our ability to maintain or expand our net sales and to maintain or enhance our industry position could be adversely affected. This, in turn, could materially adversely affect our business, financial condition or results of operations.

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

All of our outstanding capital stock is owned by our parent company, Solo Cup Investment Corporation (“SCIC”). Holders of SCC Holding Company LLC’s voting interests control 100% of the outstanding common stock of SCIC, and affiliates of Vestar Capital Partners (“Vestar”) holds 99.6% of the outstanding convertible participating preferred stock (“CPPS”) of SCIC, with the remaining balance of the CPPS held by members of our management.

The CPPS is currently convertible at any time, at the option of the holders, into 32.7% of the common stock of SCIC. The CPPS is entitled to vote on all matters, voting together with the holders of common stock as a single class. Holders of a majority of the outstanding shares of CPPS, voting as a separate class, are entitled to elect two individuals to the board of directors of SCIC and the Company. Upon the occurrence of certain specified events, holders of the securities subject to redemption would be entitled to elect persons constituting a majority of the board of directors of SCIC. These events consist of the following:

•	specified events of default;

•	if SCIC substantially underperforms based on financial covenants, including minimum EBITDA targets and maximum leverage ratios, or

•	if SCIC fails to redeem the CPPS or other equity securities issued pursuant thereto held by Vestar and certain transferees on or prior to the seventh anniversary of the issue date of the CPPS.

If Vestar acquires control of SCIC, the indenture provision regarding a change of control would not be triggered; therefore, the Company would not be obligated to offer to repurchase the notes under those circumstances.

The interests of SCC Holding Company LLC and the holders of SCIC’s CPPS, including Vestar, could conflict with the interests of our note holders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of these indirect equity holders might conflict with the interests of a note holder. SCIC’s stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though the transactions might involve risks to a holder of the notes. In addition, SCC Holding Company LLC or its affiliates and Vestar or its affiliates may in the future own businesses that directly compete with ours. While we are subject to certain provisions of the Sarbanes-Oxley Act of 2002, these provisions do not require us to have independent directors.

The loss of one or more of our principal customers could have a material adverse effect on our business, financial condition or results of operations.

We have a number of large customers that account for a significant portion of our net sales. For the 2005 fiscal year, our five largest customers represented approximately 14.7% of net sales, with no one customer accounting for more than 5.5% of net sales. The loss of one or more of our large customers could have a material adverse effect on our business, financial condition or results of operations. In line with industry practice, we generally do not enter into long-term sales agreements with customers.

Prolonged work stoppages at plants with union employees could adversely affect our results and jeopardize our business and financial position.

As of January 1, 2006, approximately 13% of our employees were covered by one or more collective bargaining agreements. This percentage may increase in the future. These collective bargaining agreements have staggered expirations over the next three years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, upon the expiration of existing collective bargaining agreements, new agreements may not be reached without union action and any new agreements may not be on terms satisfactory to us.

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

Item 2. Properties.

Our executive offices are located in Highland Park, Illinois. We own, lease and operate manufacturing and distribution facilities throughout North America and in Japan, Panama and the United Kingdom. The table below provides summary information regarding our material manufacturing, distribution, office and warehouse properties. We believe these properties, which are being used for their intended purposes, are adequate and well maintained. Substantially all of our properties are pledged as collateral under our Senior Credit Facility. See Item 7. As part of our integration of SF Holdings, we announced the closure of certain facilities. In January 2005, we announced the closure of our facilities located in Green Bay, Wisconsin and St. Albans, Vermont. Green Bay, Wisconsin was closed in the first quarter of 2005 and the St. Albans closure is expected to be completed by the end of the first quarter of 2006. In February 2005, we announced the closure of our facilities located in Glens Falls, New York; Goshen, Indiana; Shreveport, Louisiana; and Springfield, Missouri. The Goshen, Indiana and Shreveport, Louisiana facilities were closed in the third quarter of 2005. We expect Glens Falls, New York’s closure to be completed by the end of the first quarter of 2006 and Springfield, Missouri’s closure within the next 24 months. In 2005, we announced our intent to construct a new distribution center in Social Circle, Georgia that we will lease when completed. This facility will be approximately 1.3 million square feet and we expect its completion within the next 12 months. Operations at the Conyers and Jonesboro distribution centers in Georgia will be moved to Social Circle when construction is completed. Below is a list of our material manufacturing and distribution facilities as of January 1, 2006, however, it does not include those facilities whose closure is expected to be completed during the first quarter of 2006.

Facilities
Location		Function	Owned/Leased	Size (Approximate Square Footage)
California	El Cajon (2 facilities)	Manufacture	Leased	183,700
	Rialto	Distribution Center	Leased	870,000
Georgia	Augusta	Manufacture	Owned	369,000
	Conyers (2 facilities)	Manufacture/ Distribution Center	Owned / Leased	906,000
	Jonesboro	Distribution Center	Leased	305,000
Idaho	Twin Falls	Manufacture	Owned	130,000
Illinois	Chicago	Manufacture	Owned	869,000
	Highland Park	Executive Office/ Manufacture	Owned	317,000
	University Park	Distribution Center	Leased	1,508,000
	Urbana	Manufacture	Owned	313,000
	Wheeling	Manufacture	Owned	333,000
Indiana	Indianapolis	Distribution Center	Leased	735,000
Maryland	Aberdeen	Distribution Center	Leased	205,030
	Federalsburg	Manufacture	Owned	450,000
	Hampstead	Distribution Center	Leased	1,034,000
	Havre de Grace	Distribution Center	Owned	502,000
	Owings Mills (2 facilities)	Manufacture/Distribution Center	Owned / Owned	1,753,000
Massachusetts	Leominster	Manufacture	Owned	144,000
	North Andover	Manufacture	Leased	249,000
Missouri	Springfield	Manufacture	Owned	942,000
Nevada	North Las Vegas	Manufacture	Leased	195,000
New Mexico	Belen	Manufacture	Owned	175,000
Oklahoma	Ada	Manufacture	Owned	267,000
Texas	Dallas	Manufacture/ Distribution Center	Owned	1,304,000
	Dallas (2 facilities)	Distribution Center	Leased	455,000
Wisconsin	Appleton	Manufacture	Owned	271,000
	Appleton (2 facilities)	Distribution Center	Leased	118,000
	Oshkosh	Manufacture/Distribution Center	Owned	486,000

Facilities
Location		Function	Owned/Leased	Size (Approximate Square Footage)
Non–U.S.	Mississauga, Ontario, Canada	Distribution Center/Office	Leased	262,000
	Toronto, Ontario, Canada	Manufacture/Distribution Center	Owned	400,000
	Japan—Fuji	Manufacture	Owned	51,000
	Japan—Jirocho (2 facilities)	Manufacture/Distribution Center	Leased	124,000
	Japan—Kumamoto	Manufacture	Owned	141,000
	Japan—Kumamoto	Distribution Center	Leased	38,000
	Japan—Shiga	Manufacture	Owned	93,000
	Japan—Shiga	Distribution Center	Leased	5,000
	Cuautitlan, Mexico (4 facilities)	Manufacture/Distribution Center	2 Owned/2 Leased	105,500
	Panama (3 facilities)	Manufacture / Distribution	2 Owned/1 Leased	182,500
	United Kingdom (4 facilities)	Manufacture/Distribution Center	Leased (1)	287,000

(1)	At one of these facilities we own a building on leased land.

We also utilize a small number of third party warehouses on a pay for use basis.

Item 3. Legal Proceedings.

We are involved in various claims and legal actions arising from time to time in the ordinary course of business. While we cannot predict the outcome of these claims and actions with certainty, management believes that we are not party to any pending legal proceedings, the ultimate disposition of which would have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for our common stock. SCIC, the Company’s parent company, is the owner of record of all of our common stock. We do not have any equity compensation plans under which our securities may be issued. See Note 15 to the Company’s consolidated financial statements in Item 8 of this Form 10-K for information regarding SCIC’s equity compensation plan.

Since our formation in January 2004, we have not paid dividends on our Solo Delaware common stock and we do not anticipate paying cash dividends in the foreseeable future. In addition, our bank credit facilities and the indenture governing our 8.5% Senior Subordinated Notes due 2014 restrict our ability to pay dividends on our common stock.

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

	Year Ended January 1, 2006
		Year Ended December 31,
		2004(1)	2003(4)	2002(4)	2001(4)
(In millions)
Statement of Operations Data:
Net sales	$2,437.7	$2,116.4	$879.7	$836.6	$779.5
Cost of goods sold	2,110.6	1,813.2	768.7	710.5	652.7

Gross profit	327.1	303.2	111.0	126.1	126.8
Selling, general and administrative expenses	265.2	233.6	100.7	102.1	100.4
Contract dispute resolution	—	25.4	—	—	—
Other operating (income) expense, net	(5.7)	(7.6)	(1.6)	(4.3)	8.0

Operating income	67.6	51.8	11.9	28.3	18.4
Prepayment penalties	—	30.7	—	3.0	—
Loss on debt extinguishment	—	0.9	—	—	—
Interest expense, net	72.6	55.5	14.4	12.2	13.0
Other (income) expense	5.9	(2.7)	(3.1)	(4.6)	(0.5)
Income tax provision (benefit) (2)	(2.3)	17.1	3.2	0.8	2.0
Minority interest	(0.4)	0.2	0.1	(0.3)	(0.2)
Cumulative effect of changes in accounting principles (net of tax)	—	—	—	0.2	0.2

Net income (loss)	$(8.2)	$(49.9)	$(2.7)	$17.0	$3.9

Balance Sheet Data:
Cash and cash equivalents	$12.1	$15.9	$3.3	$12.6	$2.4
Working capital	477.2	401.5	62.7	73.4	86.3
Property, plant and equipment, net	756.2	828.8	299.3	302.3	305.5
Total assets	1,857.8	1,903.8	629.6	623.3	609.7
Total debt, including current maturities	1,043.3	1,018.1	253.0	235.5	255.0
Total shareholders’ equity	411.3	427.2	250.7	258.5	252.1
Other Financial Data:
Net cash provided by (used in) operating activities	$2.7	$(23.8)	$29.6	$71.3	$55.2
Net cash used in investing activities	(30.9)	(906.6)	(44.7)	(29.6)	(52.2)
Net cash provided by (used in) financing activities	24.5	944.7	3.6	(31.6)	(14.8)
Capital expenditures	53.1	42.2	34.7	47.9	28.6
Depreciation and amortization	104.1	93.7	41.7	38.1	44.7
Interest expense, net	72.6	55.5	14.4	12.2	13.0
Cash dividends declared (3)	—	13.8	9.2	9.2	7.2

(1)	Amounts for the year ended December 31, 2004 include the results of SF Holdings from February 22, 2004 to January 2, 2005.
(2)	Solo Illinois was subject to taxation under subchapter S of the Internal Revenue Code in the United States. Effective January 1, 2004, Solo Illinois became subject to taxation under subchapter C of the Internal Revenue Code in the United States and, consequently, federal income tax liabilities of Solo Illinois that previously flowed through to the pre-acquisition shareholders are included as liabilities of Solo Illinois after December 31, 2003.
(3)	The cash dividends declared in 2004 represent $13.8 million payable to shareholders of the Class A and Class B common stock of Solo Illinois, which was retired in February 2004.
(4)	The financial information as of December 31, 2003 and for all prior periods present the financial position and results of operations of Solo Illinois, which are the same operations as those of the Company under a different capital structure.

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

In June 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from the year ended December 31 to the 52- or 53-week period ending on the last Sunday in December except that fiscal year 2005 ended on January 1, 2006. All subsequent fiscal years will end on the last Sunday in December. The fiscal quarters for 2006 will be the thirteen weeks ending April 2, 2006, July 2, 2006, October 1, 2006 and December 31, 2006.

In our discussion and analysis of financial condition and results of operations we refer to the year ended January 1, 2006 as “Fiscal Year 2005,” the year ended December 31, 2004 as “Fiscal Year 2004” and the year ended December 31, 2003 as “Fiscal Year 2003.”

Since the 2004 SF Holdings Acquisition, management has been focused on (1) protecting our position with key customers, (2) implementing detailed synergy plans for all major functional areas and (3) developing systems and processes that will enable us to consolidate our operations. All of these efforts are against a background of rapidly rising raw material and energy costs.

We reported an $8.2 million net loss for Fiscal Year 2005, that includes $15.1 million of charges, ($25.2 million before tax) related to integration efforts attributed to the SF Holdings Acquisition.

In addition to the acquisition related charges, resin and energy prices continued to rise throughout the year, influenced by general market conditions for plastic resins and the price of petroleum products that were influenced by the hurricanes in the gulf region of the United States. For the primary resins we use in our products, market prices increased over 15% in 2005. We did implement a number of sales price increases in an attempt to offset the higher raw material costs.

With the majority of our integration activities now completed, in 2006 we expect to focus on providing increased service to our customers, continuing to streamline logistics processes and procedures and positioning ourselves to quickly respond to meet competitive challenges as they arise.

Results of Operations for the 2005, 2004 and 2003 Fiscal Years

				Fiscal Year 2005 vs. 2004		Fiscal Year 2004 vs. 2003
	Fiscal Year			Favorable / (Unfavorable)
	2005	2004	2003	$	%	$	%
Net sales	$2,437,738	$2,116,437	$879,693	$321,301	15.2%	$1,236,744	140.6%
Cost of goods sold	2,110,646	1,813,260	768,666	(297,386)	(16.4)	(1,044,594)	(135.9)

Gross profit	327,092	303,177	111,027	23,915	7.9	192,150	173.1

Selling, general and administrative expenses	265,165	233,617	100,701	(31,548)	(13.5)	(132,916)	(132.0)
Contract dispute resolution	—	25,389	—	25,389	*	(25,389)	*
Gain on sale of property, plant and equipment	(5,683)	(7,584)	(1,616)	(1,901)	(25.1)	5,968	369.3

Operating income	67,610	51,755	11,942	15,855	30.6	39,813	333.4

Interest expense, net	72,550	55,490	14,419	(17,060)	(30.7)	(41,071)	(284.8)
Prepayment penalties	—	30,690	—	30,690	*	(30,690)	*
Loss on debt extinguishment	—	916	—	916	*	(916)	*
Foreign currency exchange (gain) loss, net	4,262	(3,224)	(2,760)	(7,486)	(232.2)	464	16.8
Other (income) expense, net	1,673	489	(309)	(1,184)	(242.1)	(798)	(258.3)

Income (loss) before income taxes and minority interest	(10,875)	(32,606)	592	21,731	66.6	(33,198)	*

Income tax (benefit) provision	(2,287)	17,112	3,175	19,399	113.4	(13,937)	(439.0)
Minority interest	(409)	214	129	623	291.1	(85)	(65.9)

Net loss	$(8,179)	$(49,932)	$(2,712)	$41,753	83.6%	$(47,220)	*

*	Not meaningful

Fiscal Year 2005 Compared to Fiscal Year 2004

Amounts for Fiscal Year 2004 include the results of SF Holdings from February 22, 2004 to January 2, 2005. Therefore, our discussion of 2005 results compared to 2004 results are partially driven by the effect of including SF Holdings’ results for 12 months in 2005 versus 10 months in 2004.

Net sales

Net sales increased $321.3 million, or 15.2%, to $2,437.7 million for Fiscal Year 2005 compared to $2,116.4 million for Fiscal Year 2004. This includes an increase of $185.8 million representing two additional months of SF Holdings’ sales in 2005 versus 2004. The remaining increase in net sales of $135.5 million, or 6.4%, reflects a 6.0% increase in average realized sales price and a 0.4% increase in sales volume as compared to the prior year. The increase in average realized sales price reflects the impact of pricing increases implemented in response to higher raw material costs.

Gross profit

Gross profit increased $23.9 million, or 7.9%, to $327.1 million for Fiscal Year 2005 compared to $303.2 million for Fiscal Year 2004. This includes a $21.4 million increase resulting from the SF Holdings Acquisition. Excluding the effect of the SF Holdings Acquisition, gross profit increased $2.5 million. As a percentage of net sales, gross profit decreased 0.9% to 13.4% in 2005 versus 14.3% in 2004 impacted by our inability to pass through all raw material and transportation cost increases to our customers due to competitive pressure.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $31.5 million, or 13.5%, to $265.2 million in Fiscal Year 2005 compared to $233.6 million in Fiscal Year 2004. This includes an increase of $15.6 million representing two additional months of SF Holdings’ expenses in 2005 versus 2004. Included in selling, general and administrative expenses are integration costs related to the SF Holdings Acquisition. Integration costs were approximately $25.2 million for Fiscal Year 2005 compared to $30.1 million for Fiscal Year 2004. Excluding the change in integration costs and the impact of SF Holdings described above, the increase in selling, general and administrative expenses of $20.8 million primarily reflects additional professional fees associated with our information technology efforts combined with increased marketing funds principally for our consumer-based customers.

Contract dispute resolution

In 2004, contract dispute resolution costs of $25.4 million represent the results of a settlement with our former logistics provider. This amount includes agreed-upon payments totaling $11.75 million, $4.4 million of receivables forgiven and $9.3 million of litigation-related expenses and contract execution costs.

Gain on sale of property, plant and equipment

Gain on sale of property, plant and equipment was $5.7 million in Fiscal Year 2005 compared to $7.6 million in Fiscal Year 2004. The current year includes a $6.8 million gain on the sale of land and buildings related to facilities previously closed as part of the consolidation of manufacturing, distribution and warehousing operations, while the prior year includes gains on the sale of undeveloped land located in Santa Paula, California and Ada, Oklahoma.

Interest expense, net

Interest expense, net increased $17.1 million, or 30.7%, to $72.6 million for Fiscal Year 2005 compared to $55.5 million for Fiscal Year 2004. This resulted from (i) two additional months of interest expense in 2005 associated with the debt issued in connection with the SF Holdings Acquisition, (ii) additional interest on the term loan under the Senior Credit Facility due to higher interest rates, partially offset by lower average outstanding balances, and (iii) additional interest on the revolving credit facility under the Senior Credit Facility due to higher interest rates and a higher average outstanding balance.

Prepayment penalties

Prepayment penalties were $30.7 million for Fiscal Year 2004. The prepayment fees resulted from the early extinguishment of the 7.08% senior notes due 2011 and the 3.67% Yen-denominated senior notes due 2008.

Loss on debt extinguishment

Loss on debt extinguishment was $0.9 million for Fiscal Year 2004. This loss was due to the write off of debt issuance costs resulting from the extinguishment of the 7.08% senior notes due 2011 and the 3.67% Yen-denominated senior notes due 2008.

Income tax provision

Income tax provision was a benefit of $2.3 million in Fiscal Year 2005 compared to a provision of $17.1 million in Fiscal Year 2004. This change was primarily due to the change in tax filing status of Solo Illinois, effective as of January 1, 2004, from a subchapter S corporation to a subchapter C corporation under the U.S. Internal Revenue Code. This change resulted in the recognition of $28.3 million in net deferred tax liabilities and related deferred income tax expense in Fiscal Year 2004. This expense was partially offset by an $11.4 million tax benefit of Fiscal Year 2004 operating losses.

Fiscal Year 2004 Compared to Fiscal Year 2003

Amounts for Fiscal Year 2004 include the results of SF Holdings from February 22, 2004 to January 2, 2005. Therefore, our discussion of 2004 results compared to 2003 results is primarily driven by the effect of including SF Holdings results from the acquisition date.

Net sales

Net sales increased $1,236.7 million, or 140.6%, to $2,116.4 million for Fiscal Year 2004 compared to $879.7 million for Fiscal Year 2003. Net sales increased $1,158.9 million due to increased sales volume as a direct result of the SF Holdings Acquisition. The remaining increase in net sales of $77.8 million, or 8.8%, reflected a 7.0% increase in average realized sales price and a 1.8% increase in sales volume as compared to Fiscal Year 2003. The increase in average realized sales price reflects a favorable shift in product mix combined with the impact of price increases implemented in response to higher raw material costs.

Gross profit

Gross profit increased $192.2 million, or 173.1%, to $303.2 million for Fiscal Year 2004 compared to $111.0 million for Fiscal Year 2003. As a percentage of net sales, gross profit increased 1.7% to 14.3% in Fiscal Year 2004 versus 12.6% in Fiscal Year 2003. Gross profit increased $171.1 million as a direct result of the SF Holdings Acquisition. The remaining increase in gross profit of $21.1 million was primarily the result of a shift to a more favorable product mix combined with higher average realized sales prices partially offset by higher raw material costs and increased transportation costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $132.9 million, or 132.0%, to $233.6 million in Fiscal Year 2004 compared to $100.7 million in Fiscal Year 2003. This increase includes $89.9 million of expenses associated with the operations of SF Holdings. The remaining increase of $43.0 million resulted primarily from (i) $30.1 million of costs associated with the integration of support functions and systems of SF Holdings in connection with the acquisition, (ii) $8.7 million of costs associated with higher employee salaries, primarily related to the transfer of employees from the acquired companies to Solo Illinois, and higher health insurance costs, and (iii) $2.8 million of management fees to SCIC.

Contract dispute resolution

In Fiscal Year 2004, contract dispute resolution costs of $25.4 million represent the results of a settlement with our former logistics provider. This amount includes agreed-upon payments totaling $11.75 million, $4.4 million of receivables forgiven and $9.3 million of litigation-related expenses and contract execution costs.

Gain on sale of property, plant and equipment

Gain on sale of property, plant and equipment was $7.6 million in Fiscal Year 2004 compared to $1.6 million in Fiscal Year 2003. The increase was primarily due to the 2004 gain on sale of undeveloped land located in Santa Paula, California and Ada, Oklahoma.

Interest expense, net

Interest expense, net increased $41.1 million, or 284.8%, to $55.5 million for the year ended December 31, 2004 compared to $14.4 million for Fiscal Year 2003. This increase was primarily driven by higher debt balances in Fiscal Year 2004 used to fund the SF Holdings Acquisition. Total long-term debt increased $805.7 million to $1,014.5 million at December 31, 2004, compared to $208.8 million at December 31, 2003.

Prepayment penalties

Prepayment penalties were $30.7 million for Fiscal Year 2004. The prepayment fees resulted from the early extinguishment of the 7.08% senior notes due 2011 and the 3.67% Yen-denominated senior notes due 2008.

Loss on debt extinguishment

Loss on debt extinguishment was $0.9 million for Fiscal Year 2004. This loss was due to the write off of debt issuance costs resulting from the extinguishment of the 7.08% senior notes due 2011 and the 3.67% Yen-denominated senior notes due 2008.

Income tax provision

Income tax provision was $17.1 million in Fiscal Year 2004 compared to $3.2 million in Fiscal Year 2003. This increase was primarily due to the change in tax filing status of Solo Illinois from a subchapter S corporation to a subchapter C corporation under the Internal Revenue Code in the United States effective as of January 1, 2004. This change resulted in the recognition of $28.3 million in net deferred tax liabilities and related income tax expense in Fiscal Year 2004. This increase was partially offset by an $11.4 million tax benefit of Fiscal Year 2004 operating losses.

Liquidity and Capital Resources

Historically, we have relied on cash flows from operations and our revolving credit borrowings to finance our working capital requirements and capital expenditures. During the first half of 2005, because of escalating resin prices and increased sales and production going into the summer months, we relied significantly more on the revolving credit facilities. However, during the second half of 2005, the outstanding balance on our revolving credit facility under the Senior Credit Facility was decreased by $55.3 million as cash flows from operations improved from the end of the second quarter of 2005.

Operating Cash Flows

Net cash provided by operating activities during Fiscal Year 2005 was $2.7 million compared to net cash used in operating activities of $23.8 million during Fiscal Year 2004. The year over year change primarily resulted from a lower net loss in Fiscal Year 2005 of $8.2 million. We recognized a $49.9 million net loss in Fiscal Year 2004, which was driven by (i) $30.7 million of prepayment penalties for the extinguishment of debt in conjunction with the SF Holdings Acquisition, (ii) $25.4 million of expense for the resolution of a contract dispute, and (iii) $30.1 million of expense related to the integration of SF Holdings. Net cash provided by operating activities during Fiscal Year 2005 included agreed-upon payments of $11.75 million resulting from the February 2005 contract dispute settlement and related payments of approximately $3.5 million for attorney fees and contract execution costs.

Working capital increased $75.7 million to $477.2 million at January 1, 2006 from $401.5 million at December 31, 2004. Working capital increased as a result of increased inventory levels and increased accounts receivable, partially offset by a decrease in accrued expenses and other current liabilities. The activity in inventory and accounts payable was primarily driven by higher raw material costs combined with our planned inventory build designed to meet customer demand as we rationalized facilities. Accounts receivable activity was driven by higher net sales during the fourth quarter of 2005 compared to the fourth quarter of 2004. The decrease in accrued expenses and other current liabilities was primarily the effect of $14.1 million accrued as of December 31, 2004 for the contract dispute resolution with our former logistics provider, which was paid in 2005.

Investing Cash Flows

Net cash used in investing activities during Fiscal Year 2005 was $30.9 million compared to $906.6 million during Fiscal Year 2004. In Fiscal Year 2005, net cash used was primarily the result of $53.1 million of capital expenditures offset by proceeds received in conjunction with the sale of facilities closed through the integration process. In Fiscal Year 2004, net cash used included $872.1 million for the SF Holdings Acquisition.

Capital expenditures during Fiscal Year 2005 were $53.1 million compared to $42.2 million during Fiscal Year 2004. Capital expenditures during Fiscal Year 2005 included $20.1 million for new production equipment, $24.1 million for integration related projects, $1.9 million for routine capital improvements, $4.3 million for renovations and equipment conversions, $1.9 million for building and land improvements, and $0.8 million for various other projects. Capital expenditures were primarily funded by borrowings under our revolving credit facilities.

Financing Cash Flows

Net cash provided by financing activities during Fiscal Year 2005 was $24.5 million compared to $944.7 million during Fiscal Year 2004. In Fiscal Year 2005, net cash provided by financing activities was primarily from borrowings under our revolving credit facilities and was partially offset by repayments of our term loans. In Fiscal Year 2005, net borrowings under the domestic revolving credit facility increased $33.0 million. The increased funding was used to support working capital requirements resulting from increased sales in addition to increased inventory levels necessitated by our manufacturing facilities integration.

In Fiscal Year 2004, net cash provided by financing activities primarily came from borrowings used to finance the SF Holdings Acquisition, including the 8.5% senior subordinated notes and proceeds from the sale of common stock, and was partially offset by the extinguishment of pre-acquisition debt, payment of debt issuance costs and payment of dividends. On February 27, 2004, we extinguished $160.0 million of 7.08% senior notes due June 30, 2011 and $44.2 million of 3.67% Yen-denominated senior notes due July 16, 2008, resulting in prepayment penalties of $26.9 million and $3.8 million, respectively.

The following is a summary of long-term debt at January 1, 2006 and December 31, 2004 (in thousands):

	January 1, 2006	December 31, 2004
Senior Credit Facility – Term Loan	$638,625	$645,125
Senior Credit Facility – Revolver	61,700	28,700
8.5% Senior Subordinated Notes	325,000	325,000
Canadian Credit Facility – Term Loan	9,514	11,214
Canadian Credit Facility – Revolver	449	1,010
Capital lease obligations	2,447	3,476

Total long-term debt	1,037,735	1,014,525
Less: current maturities of long-term debt	8,726	9,778

Total long-term debt, less current maturities	$1,029,009	$1,004,747

The following is a summary of our committed revolving credit facilities at January 1, 2006 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Unused Capacity(2)
Senior Credit Facility:
Revolving facility	$150,000	$61,700	$16,155	$72,145
Canadian Credit Facility:
Revolving facility	11,981	449	—	11,532

	$161,981	$62,149	$16,155	$83,677

(1)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.

(2)	As of March 28, 2006, the total unused capacity of our revolving credit facilities was $47.2 million.

Canadian Credit Facility

On September 24, 2004, Solo Cup Canada Inc. (formerly known as Lily Cups Inc.), a Canadian subsidiary of the Company, entered into a credit agreement (“Canadian Credit Facility”) which provides for a term loan and a revolving credit facility with a maximum credit borrowing of CAD $30.0 million (approximately US $23.8 million) subject to borrowing base limitations and satisfaction of other conditions of borrowing. The term borrowings have 11 mandatory quarterly repayments of CAD $0.482 million every January 1, April 1, July 1 and October 1 beginning January 1, 2005, with a final payment of CAD $8.2 million due September 24, 2007. Both the revolving credit and term loan borrowings have a final maturity date of September 24, 2007. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Solo Cup Canada Inc. Borrowings under the revolving credit facility bear interest at the Canadian prime rate plus 0.50% or the Canadian bankers acceptance rate plus 1.75%, at our option. Term loan borrowings bear interest at the Canadian prime rate plus 0.75% or the Canadian bankers acceptance rate plus 2.00%, at our option. As of January 1, 2006, borrowings under the revolving credit facility and the term loan carried effective interest rates of 5.11% and 5.36%, respectively. As of January 1, 2006, CAD $13.4 million (approximately US $11.5 million) was available under the revolving facility and the term loan balance was CAD $11.1 million (approximately US $9.5 million).

Senior Credit Facility

On February 27, 2004, we entered into credit facilities comprised of a $150.0 million revolving credit facility maturing in 2010 and a $650.0 million term loan facility maturing in 2011 (“Senior Credit Facility”). The revolver is principally used for working capital purposes, and the term loan was used to finance the SF Holdings acquisition and related transactions.

On March 31, 2005, we entered into an agreement (“Amendment No. 1”) to amend the Senior Credit Facility. Amendment No. 1 changed the borrowing margin used to calculate interest on the term loans under the Senior Credit Facility. For purposes of calculating interest, term loans under the Senior Credit Facility are designated as Eurodollar rate loans or, in certain circumstances, base rate loans. Under the original agreement, Eurodollar rate loans bore interest at the British Bankers Association Interest Settlement Rate for deposits in dollars plus a borrowing margin. Base rate loans bore interest at (a) the greater of (i) the rate most recently announced by Bank of America as its “prime rate” or (ii) the Federal Funds Rate plus  1/2 of 1% per annum, plus (b) a borrowing margin. The margin for term loans was a range based on the Company’s leverage ratio. For Eurodollar rate loans, the range was 2.25% to 2.50%. For base rate loans, the range was 1.25% to 1.50%. The terms of Amendment No. 1 provided that the borrowing margin for term loans be 2.00% on Eurodollar rate loans and 1.00% on base rate loans.

On October 14, 2005, we entered into an agreement (“Amendment No. 2”) to amend the Senior Credit Facility, as amended by Amendment No. 1, dated as of March 31, 2005. Amendment No. 2 changed the borrowing margin used to calculate interest on the term loans under the Senior Credit Facility. Amendment No. 2 established two different levels for determining the applicable borrowing margin interest rate that the Company would pay on its term loan based upon the respective ratings the Company receives from Moody’s and Standard & Poor’s. Level 1 is 2.25% for Eurodollar rate loans and 1.25% for base rate loans, when Moody’s rating on the Company is at least B1 and Standard & Poor’s rating is at least B+. Level 2 is 2.50% for Eurodollar rate loans and 1.50% for base rate loans, when Moody’s rating on the Company is below B1 and Standard & Poor’s rating is below B+. If the Company only receives a change in rating from one agency or if the agencies’ ratings are split across pricing levels 1 and 2, then the Company will pay interest at level 2 pricing. Prior to Amendment No. 2, on October 6, 2005, Moody’s changed its rating on the Company from B1 to B2; therefore, the Company began paying level 2 pricing effective with Amendment No. 2.

As of January 1, 2006, the weighted average annual interest rate applicable to Eurodollar rate loans was 6.45% and the weighted average annual interest rate applicable to base rate loans was 9.00%. During the fiscal year ended January 1, 2006, the weighted average annual interest rate for the Senior Credit Facility was 6.57%.

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

We are required to make a mandatory annual prepayment of the term loan facility and the revolving credit facility in an amount equal to 50.0% of excess cash flow, as defined, when the consolidated leverage ratio, as defined, is 3.5x or greater, or 25.0% of excess cash flow when the Company’s consolidated leverage ratio is less than 3.5x. In addition, we are required to make a mandatory prepayment of the term loan facility and the revolving credit facility with, among other things: (i) 100.0% of the net cash proceeds of any property or asset sale, subject to certain exceptions and reinvestment requirements; (ii) 100.0% of the net cash proceeds of any extraordinary receipts, as defined, subject to certain exceptions and reinvestment requirements; (iii) 100.0% of the net cash proceeds of certain debt issuances, subject to certain exceptions; and (iv) 50.0% of the net cash proceeds from the issuance of additional equity interests when the consolidated leverage ratio is 3.5x or greater, or 25.0% of such proceeds when the consolidated leverage ratio is less than 3.5x. Mandatory prepayments will be applied first to the term loans on a pro rata basis, and thereafter to the revolving loans. For Fiscal Year 2005, we were not required to make a mandatory annual prepayment or any prepayments based on excess cash flow, dispositions of assets or extraordinary receipts.

Our obligations under the credit facilities are guaranteed by our parent, SCIC, and each existing direct and indirect subsidiary of SCIC other than the Company, subject to certain exceptions. In addition, each significant domestic subsidiary of the Company subsequently formed is required to guarantee those obligations.

The Senior Credit Facility is secured by:

(1)	all present and future property and assets, real and personal, of the Company, its restricted subsidiaries, and each guarantor, subject to certain exceptions;

(2)	a pledge of 100.0% of the stock of each of SCIC’s present and future direct and indirect domestic subsidiaries and a lien on 66.0% of the stock of each controlled foreign corporation subsidiary, as defined;

(3)	all present and future intercompany debt of the Company, its restricted subsidiaries, and each guarantor; and

(4)	all proceeds of the assets described in clauses (1), (2) and (3) above. Under the Senior Credit Facility, the Company is required to meet certain restrictive financial covenants, including a maximum consolidated leverage ratio, minimum consolidated interest coverage ratio and maximum capital expenditures. The Senior Credit Facility also contains other various covenants that limit, or restrict, the Company’s ability to, among other things:

•	incur additional indebtedness, including guarantees;

•	create, incur, assume or permit to exist liens on property and assets;

•	make loans and investments and enter into acquisitions and joint ventures;

•	engage in sales, transfers and other dispositions of the Company’s property or assets;

•	prepay, redeem or repurchase the Company’s debt, or amend or modify the terms of certain material debt or certain other agreements;

•	declare or pay dividends to, make distributions to, or make redemptions and repurchases from, equity holders; and

•	restrict the ability of the Company’s subsidiaries to pay dividends and make distributions.

The Senior Credit Facility requires us to fix the interest rate for a portion of the borrowings. Accordingly, on March 10, 2004, we entered into an interest rate swap agreement to hedge the cash flows associated with the interest payments on $180.0 million of the Eurodollar rate based borrowings at an average rate of 2.375% plus applicable margin through March 31, 2007. In June 2005, we entered into a forward-starting receive-variable, pay-fixed interest rate swap with a notional amount of $50.0 million. This swap agreement is effective March 31, 2007 through March 31, 2010. On March 31, 2005, we entered into an interest rate cap agreement with a total notional amount of $35.0 million. Under this interest rate cap agreement, we receive variable interest rate payments when the three-month Eurodollar rises above 5.0%. This interest rate cap agreement is in effect through March 31, 2006.

8.5% Senior Subordinated Notes

On February 27, 2004, we issued $325.0 million of 8.5% Senior Subordinated Notes due February 15, 2014 (the “Notes”), with interest paid semi-annually every February 15 and August 15. Under the indenture governing the Notes, subject to exceptions, we must meet a minimum fixed charge coverage ratio to incur additional indebtedness.

Prior to February 15, 2007, we may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the Notes issued under the indenture at a redemption price of 108.5% of the principal amount thereof, plus accrued and unpaid interest, from the net proceeds of one or more equity offerings. Otherwise, the Notes are not redeemable until February 15, 2009. Starting on February 15, 2009, we have the option to redeem all or a portion of the Notes at a redemption price equal to a percentage of the principal amount thereof plus accrued and unpaid interest. In the event of this kind of an optional redemption, the redemption price as a percentage of the principal amount would be:

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

The Notes provide that upon the occurrence of a change in control, as defined, the holders will have an option to require the redemption of the Notes at a redemption price equal to 101.0% of the principal amount thereof plus accrued interest. The indenture governing the Notes contains various covenants which, subject to exception, prohibit, or limit, among other things:

•	asset sales,

•	changes of control,

•	dividend payments,

•	equity repurchases or redemptions,

•	the incurrence of additional indebtedness,

•	the issuance of disqualified stock,

•	certain transactions with affiliates,

•	the creation of additional liens, and

•	certain other business activities.

Short-term debt

At January 1, 2006, we had approximately 654 million yen (approximately US $5.5 million) of short-term borrowings with Japanese banks. These short-term borrowings have various termination dates and have no restrictive covenants. The interest rate on these borrowings ranges between 0.71% and 1.38% as of January 1, 2006.

Contractual obligations

The following summarizes our contractual obligations at January 1, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Payments due in fiscal
	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt obligations	$1,035,288	$8,155	$14,808	$6,500	$6,500	$6,500	$992,825
Capital lease obligations (1)	2,447	571	542	471	398	317	148
Non-cancelable operating leases	301,574	31,302	26,114	22,167	20,626	18,663	182,702
Purchase obligations (2)	468,719	250,969	174,000	43,750	—	—	—

Total	$1,808,028	$290,997	$215,464	$72,888	$27,524	$25,480	$1,175,675

(1)	We have capital leases of approximately 288.4 million yen (approximately $2.4 million) of which approximately 67.3 million yen (approximately $0.6 million) is classified as current.
(2)	Purchase obligations for raw materials are commitments for projected needs to be utilized in the normal course of business. Arrangements are considered purchase obligations if a contract specified all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and appropriate timing of the transaction. Purchase orders made in the ordinary course of business are excluded from the above table.

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

Outlook

Management believes that cash generated by operations, amounts available under credit facilities and funds generated from asset sales should be sufficient to meet our expected operating needs, planned capital expenditures, payments in conjunction with our lease commitments and debt service requirements over the next twelve months. We expect that our 2006 capital expenditures will be approximately $50 to $55 million and contributions to our defined benefit plans will be approximately $14 million.

In March 2006, we received a commitment for a senior secured second lien term loan facility of $80.0 million (“Second Lien Facility”). Effective March 27, 2006, the Company and SCIC entered into Amendment No. 3 to the Senior Credit Facility (“Amendment No. 3”). Amendment No. 3 was necessary to permit the Company to enter into the Second Lien Facility. Amendment No. 3 also revised the ratios of the financial covenants that the Company is required to maintain by allowing lower ratios in certain quarters of Consolidated EBITDA to Consolidated Cash Interest Expense, and by allowing higher ratios in certain quarters of Average Total Debt to Consolidated EBITDA (all as such capitalized terms are defined in the original Senior Credit Facility). The continued effectiveness of Amendment No. 3 is contingent upon the Company executing the Second Lien Facility by April 15, 2006.

The Second Lien Facility loan proceeds will be used to reduce amounts outstanding under the domestic revolving credit facility under the Senior Credit Facility. As of March 28, 2006, the total unused capacity of our domestic revolving credit facility under the Senior Credit Facility was $40.4 million. Amounts available under the domestic revolving credit facility under the Senior Credit Facility will be used to fund increased working capital requirements caused primarily by significant increases in raw material prices and fuel prices. The Second Lien Facility will have a floating interest rate and the principal will be due upon maturity in 2012.

For 2006, we expect that raw materials and energy-related costs, particularly with respect to transportation and production costs, will likely continue to be a source of uncertainty for our industry.

Off-balance sheet arrangements

During September 2005, we entered into an agreement for the sale and leaseback of three properties, including one plant and two warehouses. One of the leases expired in December 2005 and the other two expire in December 2006. Net property, plant and equipment was reduced by the carrying values of the properties sold, which amounted to approximately $6.2 million. The net cash proceeds received from the sale were approximately $15.3 million; $6.8 million of this resulting gain was recognized in September 2005 and $2.3 million was recorded as a deferred credit. The remaining deferred credit as of January 1, 2006 of $1.8 million is included in other long-term liabilities and is being amortized to income as an offset to rent expense.

In addition, we have letters of credit that are obtained to ensure the performance and payment to third parties in accordance with specified terms and conditions. Under the Senior Credit Facility, we have the ability to issue up to $40.0 million in letters of credit, and all issued letters of credit are secured by the facility. As of January 1, 2006, approximately $16.2 million of standby letters of credit were outstanding under the facility. These standby letters of credit are used to support our workers’ compensation insurance programs. We are not required to provide cash collateral for letters of credit issued, but must adhere to the financial covenants set forth in the Senior Credit Facility indenture.

Net Operating Loss Carryforwards

As of January 1, 2006, we had approximately $238.1 million of U.S. federal tax net operating loss carryforwards that expire between 2016 and 2025. Approximately $103.5 million of such carryforwards are subject to the provisions of Internal Revenue Code Section 382. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax assets is more likely than not.

Critical Accounting Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we must make decisions that impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, current developments and historical experience. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared. Management has discussed the development and selection of these critical accounting estimates with the Board of Directors and the Board of Directors has reviewed this disclosure.

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

Deterioration in the financial condition of any key customer or a significant slowdown in the economy could have a material negative impact on our ability to collect a portion or all of the accounts receivable. We believe that analysis of historical trends and current knowledge of potential collection problems provides us with sufficient information to establish a reasonable estimate of an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger balance of the allowance for uncollectible accounts was appropriate, we would record a credit or charge to selling, general and administrative expenses in the period in which we made such a determination.

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

Inventory reserves. We establish reserves for our inventory to reflect those conditions when the cost of the inventory is not expected to be recovered. We review such circumstances when products are not expected to be saleable based on criteria established by our quality assurance standards. The reserve for these products is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. We monitor inventory levels on a regular basis and record changes in inventory reserves as part of costs of goods sold.

Income taxes. We account for income taxes in accordance with the asset and liability method under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and income tax bases of assets and liabilities and tax credit and operating loss carryforwards using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal forecasted sales and pre-tax earnings estimates to make our assessment about the utilization of deferred tax assets. In the event we determine that our future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance will be recorded. If that assessment changes, a charge or a benefit would be recorded in the statement of operations.

Impact of Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt SFAS No. 151 at the beginning of our 2006 fiscal year. We do not expect the adoption of this statement to have a material effect on the Company’s consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion 25 (“APB 25”). Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. For nonpublic companies, as defined, the effective date of SFAS 123R is the beginning of the first annual reporting period that begins after December 15, 2005, which is the first quarter 2006 for calendar year companies, although early adoption is allowed. We will adopt SFAS 123R in the first quarter of 2006 under the “prospective” method. Under the provisions of SFAS 123, we calculated our pro forma disclosure using the minimum value method, which excludes any effect of volatility on value; therefore, the prospective method of adopting SFAS 123R is required. Under the “prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted, modified, repurchased or cancelled after that date. As it relates to our existing stock options, we believe that the adoption of SFAS 123R will not have a material effect on our consolidated balance sheet, statement of operations or cash flows. See Note 15 to our consolidated financial statements for further information on stock-based compensation plans.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

In the ordinary course of business, the Company has financial instruments that are sensitive to market risk, which consists primarily of interest rate risk associated with its variable rate debt. The Senior Credit Facility and the Canadian Credit Facility both include a revolving and term credit facility, which bear interest at a variable rate. The interest rate on the Senior Credit Facility is either Eurodollar rate based (1, 2, 3 or 6 months) plus a margin or the bank’s base rate plus a margin, whichever the Company selects. For the term loan, the margin is 2.25% or 2.50% on the Eurodollar rate borrowings and 1.25% or 1.50% on the base rate borrowings, depending on the Company’s public debt ratings. For the revolving credit facility, the margin on the Eurodollar rate borrowings varies from 2.0% to 2.75% and the margin on base rate borrowings varies from 1.0% to 1.75%, depending on our leverage ratio. The Canadian revolving facility bears interest at the Canadian prime rate plus 0.50% or Canadian bankers acceptance rate plus 1.75%, at the Company’s option. The term loan bears interest at the Canadian prime rate plus 0.75% or Canadian bankers acceptance rate plus 2.00%, at the Company’s option.

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

On March 31, 2005, we entered into an interest rate cap agreement with a total notional amount of $35.0 million. Under this interest rate cap agreement, we receive variable interest rate payments when the three-month Eurodollar rises above 5.0%. This interest rate cap agreement is in effect through March 31, 2006. At January 1, 2006, the interest rate on borrowings under the term loan, excluding the effect of the interest rate swaps and cap, was 7.03%, and the interest rate on borrowings under the revolving credit facility was 8.07%.

As of January 1, 2006, the outstanding indebtedness under the Senior Credit Facility was $700.3 million and $72.1 million was available under the Senior Credit Facility. As of January 1, 2006, the outstanding indebtedness under the Canadian Credit facility was CAD $11.6 million (approximately $10.0 million) and CAD $13.4 million (approximately $11.5 million) was available under the Canadian Credit Facility. Based upon these amounts, the annual pre-tax income would change by approximately $5.0 million as of January 1, 2006 (compared to $4.8 million as of December 31, 2004) for each one-percentage point change in the interest rates applicable to the variable rate debt after giving effect to the interest rate swap agreements. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solo Cup Company:

We have audited the accompanying consolidated balance sheets of Solo Cup Company and subsidiaries (the Company) as of January 1, 2006 and December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 1, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solo Cup Company and subsidiaries as of January 1, 2006 and December 31, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois

March 29, 2006

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 1, 2006	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$12,087	$15,855
Cash in escrow	15,000	15,000
Accounts receivable:
Trade, less allowance for doubtful accounts of $7,081 and $6,295	252,046	222,546
Other	24,126	26,954
Inventories	380,720	352,377
Spare parts	36,712	31,556
Deferred income taxes	44,056	52,594
Prepaid expenses	11,577	12,222
Other current assets	5,875	3,433

Total current assets	782,199	732,537

Property, plant and equipment, net	756,185	828,750
Spare parts	12,389	11,067
Goodwill	240,030	239,768
Intangible assets	28,065	37,512
Restricted cash	—	1,905
Deferred financing fees, net	26,790	29,619
Other assets	12,105	22,628

Total assets	$1,857,763	$1,903,786

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$163,599	$150,483
Accrued payroll and related costs	54,371	68,391
Accrued customer allowances	29,289	30,868
Accrued expenses and other current liabilities	40,826	62,496
Short-term debt	5,546	3,603
Current maturities of long-term debt	8,726	9,778
Income taxes payable	2,667	5,419

Total current liabilities	305,024	331,038

Long-term debt, less current maturities	1,029,009	1,004,747
Deferred income taxes	28,059	58,430
Pensions and other postretirement benefits	74,374	76,275
Other liabilities	10,008	5,073

Total liabilities	1,446,474	1,475,563

Minority interest	—	1,073
Shareholder’s equity:
Common stock – Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding at January 1, 2006 and December 31, 2004	—	—
Additional paid-in capital	258,049	259,080
Retained earnings	153,302	161,481
Accumulated other comprehensive income (loss)	(62)	6,589

Total shareholder’s equity	411,289	427,150

Total liabilities and shareholder’s equity	$1,857,763	$1,903,786

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year ended January 1, 2006	Years ended December 31,
		2004	2003
Net sales	$2,437,738	$2,116,437	$879,693
Cost of goods sold	2,110,646	1,813,260	768,666

Gross profit	327,092	303,177	111,027
Selling, general and administrative expenses	265,165	233,617	100,701
Contract dispute resolution	—	25,389	—
Gain on sale of property, plant and equipment	(5,683)	(7,584)	(1,616)

Operating income	67,610	51,755	11,942
Interest expense, net of interest income of $304, $247 and $2,040	72,550	55,490	14,419
Prepayment penalties	—	30,690	—
Loss on debt extinguishment	—	916	—
Foreign currency exchange (gain) loss, net	4,262	(3,224)	(2,760)
Other (income) expense, net	1,673	489	(309)

Income (loss) before income taxes and minority interest	(10,875)	(32,606)	592
Income tax (benefit) provision	(2,287)	17,112	3,175
Minority interest	(409)	214	129

Net loss	$(8,179)	$(49,932)	$(2,712)

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	—	$—	10,367,626	$103	57,474	$1	$24,965	$237,167	$(3,765)	$258,471

Net loss	—	—	—	—	—	—	—	(2,712)	—	(2,712)
Dividends declared	—	—	—	—	—	—	—	(9,211)	—	(9,211)
Minimum pension liability, net of tax of $(31)	—	—	—	—	—	—	—	—	(96)	(96)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	4,210	4,210

Balance at December 31, 2003	—	$—	10,367,626	$103	57,474	$1	$24,965	$225,244	$349	$250,662

Net loss	—	—	—	—	—	—	—	(49,932)	—	(49,932)
Dividends declared	—	—	—	—	—	—	—	(13,831)	—	(13,831)
Retirement of common stock - Solo Illinois.	—	—	(10,367,626)	(103)	(57,474)	(1)	(24,965)	—	—	(25,069)
Issuance of common stock - Solo Delaware	100	—	—	—	—	—	254,696	—	—	254,696
Contributed capital from parent	—	—	—	—	—	—	4,121	—	—	4,121
Compensation expense on CPUs	—	—	—	—	—	—	263	—	—	263
Minimum pension liability, net of tax of $(2,182)	—	—	—	—	—	—	—	—	(3,843)	(3,843)
Unrealized investment gain, net of tax of $302	—	—	—	—	—	—	—	—	435	435
Unrealized gain on cash flow hedge, net of tax of $1,599	—	—	—	—	—	—	—	—	2,552	2,552
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	7,096	7,096

Balance at December 31, 2004	100	$—	—	$—	—	$—	$259,080	$161,481	$6,589	$427,150

Net loss	—	—	—	—	—	—	—	(8,179)	—	(8,179)
Contributed capital from parent	—	—	—	—	—	—	100	—	—	100
Compensation expense on CPUs	—	—	—	—	—	—	136	—	—	136
Return of capital to parent	—	—	—	—	—	—	(1,267)	—	—	(1,267)
Minimum pension liability, net of tax of $(3,563)	—	—	—	—	—	—	—	—	(1,965)	(1,965)
Unrealized investment gain, net of tax of $167	—	—	—	—	—	—	—	—	243	243
Unrealized gain on cash flow hedge, net of tax of $682	—	—	—	—	—	—	—	—	1,089	1,089
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(6,018)	(6,018)

Balance at January 1, 2006	100	$—	—	$—	—	$—	$258,049	$153,302	$(62)	$411,289

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended January 1, 2006	Years ended December 31,
		2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,179)	$(49,932)	$(2,712)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	104,091	93,697	41,734
Deferred finance fee amortization	4,548	3,538	—
Gain on sale of property, plant and equipment	(5,683)	(7,584)	(1,616)
Asset impairment	1,867	—	—
Loss on debt extinguishment	—	916	—
Minority interest	(409)	214	129
Deferred income taxes	(9,102)	12,240	1,542
Foreign currency (gain) loss	4,262	(3,224)	(2,760)
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable, net	(30,296)	(21,386)	7,661
Inventories	(33,522)	(35,756)	2,749
Prepaid expenses and other current assets	(3,505)	(4,011)	3,632
Other assets	10,035	(7,392)	—
Accounts payable	13,825	(36,060)	(21,186)
Accrued expenses and other current liabilities	(40,638)	34,119	2,444
Other liabilities	(5,513)	(1,580)	(1,446)
Other, net	930	(1,568)	(558)

Net cash (used in) provided by operating activities	2,711	(23,769)	29,613

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for business acquisitions, net of cash acquired	(368)	(872,090)	(5,039)
Increase in cash in escrow	—	(4,997)	(10,003)
Purchase of property, plant and equipment	(53,140)	(42,238)	(34,671)
Proceeds from sale of property, plant and equipment	22,630	12,754	5,049

Net cash used in investing activities	(30,878)	(906,571)	(44,664)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	32,501	16,710	13,000
Net (repayments) borrowings under the Securitization Facility	—	(22,800)	2,800
Borrowings under the term notes	—	661,214	—
Borrowings under the 8.5% Senior Subordinated Notes	—	325,000	—
Proceeds from sale of common stock	—	229,627	—
Contribution of capital from parent	100	838	—
Return of capital to parent	(1,267)	—	—
Repayments of the Senior Notes	—	(160,000)	—
Repayments of the 3.67% Yen-denominated Senior Notes	—	(44,828)	—
Repayments of the interest rate swap	—	(1,656)	—
Repayments of the term notes	(8,494)	(4,875)	—
Net borrowings (repayments) of other debt	1,844	(5,542)	(2,786)
Debt issuance costs	(1,715)	(33,157)	—
Decrease (increase) in restricted cash	1,905	234	(239)
Dividends paid	(387)	(16,097)	(9,145)

Net cash provided by financing activities	24,487	944,668	3,630

Effect of exchange rate changes on cash	(88)	(1,742)	2,063

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,768)	12,586	(9,358)
CASH AND CASH EQUIVALENTS, beginning of year	15,855	3,269	12,627

CASH AND CASH EQUIVALENTS, end of year	$12,087	$15,855	$3,269

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of amounts capitalized	$69,852	$38,717	$13,286
Income taxes paid	7,404	2,524	1,044

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

Effective February 22, 2004, Solo Illinois became a wholly owned subsidiary of Solo Delaware. The consolidated financial statements presented herein for 2003 present the results of operations and cash flows of Solo Illinois, which are the same operations as those of the Company under a different capital structure.

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

In June 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from the year ended December 31 to the 52- or 53-week period ending on the last Sunday in December except that Fiscal Year 2005 ended on January 1, 2006. All subsequent fiscal years will end on the last Sunday in December.

In September 2005, Sweetheart Cup Company Inc. changed its name to Solo Cup Operating Corporation. In October 2005, Solo Illinois merged with and into Solo Cup Operating Corporation (“SCOC”), and SCOC was the surviving corporation.

Solo Cup Company is a global producer and marketer of disposable foodservice products and has served the industry for almost 70 years. The Company manufactures a broad product line of cups, lids, food containers, plates, bowls, straws, cutlery, napkins and tablecovers in the industry, with a majority of its products available in plastic, paper and foam. The Company operates manufacturing facilities and distribution centers in North America, Japan, the United Kingdom and Panama, and sells its products worldwide.

(2)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of Solo Cup Company and its subsidiaries. As of January 1, 2006, all of Solo Cup Company’s subsidiaries are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Assets and liabilities of foreign subsidiaries are translated at current exchange rates with the related translation adjustments reported in shareholders’ equity as a component of

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accumulated other comprehensive income (loss). Income and expense accounts and cash flows are translated at the average exchange rate during the period. Components of shareholder’s equity are translated at historical exchange rates. Resulting translation gains and losses are recorded in comprehensive income (loss). Gains or losses resulting from foreign currency transactions are recorded in the Consolidated Statements of Operations.

Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on previously reported net income (loss).

(b)	Cash and Cash Equivalents

Cash equivalents consist of highly liquid securities with original maturities of thirty days or less. The Company has entered into an agreement with and received grants from the State of Illinois relating to the development of certain properties and training personnel. The grants received are restricted from withdrawal or usage for any purpose other than that stated in the agreement. Restricted cash related to grants was $1.9 million at December 31, 2004.

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

(d)	Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

(e)	Vendor Incentives

Certain vendor incentives are earned only if a specified level of annual purchases is achieved. The Company records such incentives during the interim periods based on the actual results achieved on a year-to-date basis compared to targets or specified levels of purchases. The amounts are recorded as a reduction of cost of goods sold based on the purchase volume during the interim period.

(f)	Property, Plant and Equipment

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

The Company capitalizes interest costs, when appropriate, as a component of construction in progress.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(g)	Spare Parts

The Company capitalizes spare parts purchases and expenses them as the parts are used. Prior to October 2, 2005, the Company expensed spare parts purchased for the Solo Illinois legacy plants. In the fourth quarter of 2005, the Company recognized a $5.8 million reduction to cost of goods sold as the result of capitalizing the inventory of spare parts on hand at the beginning of that period.

(h)	Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142. SFAS No. 142 also requires that intangible assets with limited lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company completed its annual impairment evaluation in the fourth quarter of 2005, 2004 and 2003, which indicated that goodwill and intangible assets were not impaired.

(i)	Deferred Financing Fees

Deferred financing fees include costs incurred to obtain financing from lenders. Debt issuance costs are capitalized as deferred financing fees and amortized using the effective interest method over the term of the related debt. Amortization of deferred financing fees in 2005 and 2004 was $4.5 million and $3.5 million, respectively.

(j)	Preproduction Design and Development Costs

Design and development costs for products to be sold under long-term supply arrangements are expensed as incurred, with the exception of costs for molds, dies, and other tools that the Company will own or have non-cancelable rights to use in producing the products under long-term supply arrangements. These costs are capitalized and depreciated as equipment.

(k)	Impairment of Long-lived Assets

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

(l)	Deferred Rent

Certain of the Company’s operating leases provide for scheduled changes in base rentals over their terms. For these leases, the Company recognizes the total rental amounts due over the lease terms on a straight-line basis and, accordingly, has established corresponding deferred rent liabilities for the differences between the amounts recognized as expense and the amounts

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

paid. As of January 1, 2006 and December 31, 2004, deferred rent of $4.9 million and $4.2 million, respectively, is included in other liabilities and other current liabilities, respectively, on the Company’s Consolidated Balance Sheets.

(m)	Income Taxes

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

The Company accounts for income taxes in accordance with the asset and liability method under SFAS No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and income tax bases of assets and liabilities and tax credit and operating loss carryforwards. These items are recorded using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(n)	Derivative Instruments and Hedging Activities

The Company records all derivative instruments on the consolidated balance sheet at their respective fair values.

The Company uses interest rate derivative contracts (swaps or caps) to manage exposure relating to variability in interest payments on its outstanding debt. At inception of the derivative contract, the Company designates the derivative as a cash flow hedge or a fair value hedge and assesses whether or not the derivative contract qualifies as a highly effective hedge of the underlying hedged item. Changes in the fair value of derivative contracts are recorded in earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is effective as a hedge and on the type of hedging transaction.

Derivatives are classified in the Consolidated Balance Sheets in other assets or other liabilities, as applicable, and are classified as short-term or long-term based on the scheduled maturity of the instrument.

(o)	Financial Instruments

Financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, derivative financial instruments, and debt, including obligations under capital leases. The carrying values of financial instruments other than debt approximate their fair values at January 1, 2006 and December 31, 2004, due to their short-term maturities.

The fair value of the Company’s floating rate debt at January 1, 2006 and December 31, 2004 approximated its carrying value due to the Company’s ability to borrow at comparable rates in the open market. The Company’s fixed rate debt had a carrying value of $325.0 million and an estimated fair value of $284.4 million at the end of 2005. At the end of 2004, the Company’s fixed rate debt had a carrying value of $325.0 million and an estimated fair value of $334.8 million. The fair value of the fixed rate debt was determined based on estimates from financial institutions for instruments with similar characteristics.

See information regarding the fair value of derivative financial instruments at Note 10.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(p)	Revenue Recognition

The Company recognizes all of its revenue through the sale of manufactured products and records sales when the sales price is fixed or determinable, products are shipped, title and risk of loss has passed to the customer, and collection is reasonably assured.

The Company records certain costs that relate to promotional programs and incentive cash rebates as a reduction of sales.

(q)	Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $0.7 million, $1.0 million and $1.2 million for the years ended January 1, 2006, December 31, 2004, and December 31, 2003, respectively. Advertising costs amounted to $4.1 million, $8.0 million and $1.4 million for the years ended January 1, 2006, December 31, 2004, and December 31, 2003, respectively.

(r)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the period. Financial statement elements subject to significant estimation include, but are not limited to, the following: the realizable value of accounts receivable, inventories, and deferred tax assets; the carrying value of property, plant, and equipment, goodwill, and intangible and other assets; the measurement of assets and obligations related to employee benefit plans; the determination of the fair value of derivative instruments and debt; and provisions for discounts and rebates provided to customers. Actual results may differ from those estimates.

(s)	Stock-Based Compensation

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

The following table illustrates the effect on net loss assuming the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all awards of common stock options (in thousands):

	For the year ended January 1, 2006	For the year ended December 31, 2004
Net loss, as reported	$(8,179)	$(49,932)
Add: Total stock-based employee compensation expense included in net loss, net of related tax effects	84	162
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,970)	(1,977)

Pro forma net loss	$(10,065)	$(51,747)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	3.8%	Expected dividend yield	—
Stock volatility	—	Weighted-average fair value of options granted	$10.98
Expected life in years	7

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes “APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. For nonpublic companies, as defined, the effective date of SFAS 123R is the beginning of the first annual reporting period that begins after December 15, 2005, which is the first quarter 2006 for calendar year companies, although early adoption is allowed. The Company will adopt SFAS 123R in the first quarter of 2006 under the “prospective” method. Under the provisions of SFAS 123, the Company calculated its pro forma disclosure using the minimum value method, which excludes any effect of volatility on value; therefore, the prospective method of adopting SFAS 123R is required. Under the “prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted, modified, repurchased or cancelled after that date. See Note 15 for further information on stock-based compensation plans. As it relates to the Company’s existing stock options, management believes that the adoption of this statement will not have a material effect on the Company’s consolidated financial position and results of operations.

(t)	Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 151 at the beginning of its 2006 fiscal year. Management does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial position and results of operations.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Acquisitions

On February 27, 2004, with an effective date of February 22, 2004, the Company consummated the purchase of 100.0% of the issued and outstanding capital stock of SF Holdings (the “SF Holdings Acquisition”). SF Holdings and its subsidiaries are one of the largest converters and marketers of plastic and paper disposable foodservice and food packaging products in North America. The results of operations of SF Holdings from February 22, 2004 are included in the consolidated financial statements of the Company.

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

The funding of the SF Holdings Acquisition was made through bank financing, bonds and private investment. The SF Holdings Acquisition resulted in goodwill of $144.6 million that is not tax deductible and $45.0 million of acquired intangible assets with a weighted average useful life of approximately five years. These intangible assets consisted of trademarks and trade names of $22.2 million with an estimated useful life of five years, Trophy® manufacturing technology valued at $21.1 million with an estimated useful life of five years, and $1.7 million of other intangible assets previously established by the acquired company with an estimated useful life of three years.

The following are the amounts assigned to the acquired assets and liabilities (in millions):

Purchase price	$917.2
Less cash in escrow	(15.0)

Adjusted purchase price	$902.2

Cash	$30.4
Accounts receivable	131.2
Inventories	211.6
Other current assets	51.0
Property, plant and equipment	570.3
Intangible assets	45.0
Other long-term assets	18.6

Total assets	$1,058.1

Current liabilities	$204.5
Other long-term liabilities	96.0

Total liabilities	$300.5

Excess of purchase price over assets and liabilities acquired	$144.6

The finalization of the purchase price is primarily pending adjustments to working capital and resolution of claims for indemnification.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are the pro forma results assuming that the acquisition had occurred as of January 1, 2003 (in thousands):

	For the year ended December 31, 2004	For the year ended December 31, 2003
Net sales	$2,283,959	$2,188,830

Net income (loss)	$(8,673)	$12,295

In a subsequent transaction, on May 20, 2004, SF Holdings and Sweetheart purchased the remaining issued and outstanding 20.0% interest in Global Cup, S.A. de C.V. (“Global Cup”) for $2.9 million. The purchase resulted in $0.4 million of goodwill.

On July 6, 2004, the Company consummated the purchase of certain assets and liabilities of Erving Paper Products, Inc. (“Erving”) located in Green Bay, Wisconsin. Erving specializes in and provides foodservice distributors with high quality paper products, which include: placemats, banquet rolls, table covers, white and color napkins, seasonal designs and specialty prints. The aggregate purchase price of $2.6 million was paid in cash. The purchase resulted in $0.7 million of goodwill.

The pro forma effects of these two acquisitions are not significant.

Assets Held for Sale

In the fourth quarter of 2005, management committed to a plan to sell the property for a plant closed in connection with the integration of SF Holdings. The net book value of approximately $2.5 million is classified in other current assets in the Company’s Consolidated Balance Sheet as of January 1, 2006.

In the first half of 2005, management committed to a plan to sell the property for three plants closed in connection with the integration of SF Holdings. One of these three plants was sold and leased back in September 2005 (Note 9). In the fourth quarter of 2005, the Company recognized an impairment loss of $1.3 million to adjust the carrying value of one of these plants. Impairment losses on assets held for sale are included in other (income) expense, net in the Company’s Consolidated Statement of Operations. The remaining net book value of approximately $1.6 million is classified in other current assets in the Company’s Consolidated Balance Sheet as of January 1, 2006.

In the third quarter of 2004, management committed to a plan to sell the property for a plant closed in connection with the integration of SF Holdings. The net book value of approximately $1.9 million is classified in other current assets in the Company’s Consolidated Balance Sheets as of December 31, 2004. In the fourth quarter of 2005, the Company recognized an impairment loss of $0.5 million to adjust the carrying value of the property to $1.4 million representing its estimated fair value less cost to sell.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Inventories

Inventories at January 1, 2006 and December 31, 2004, consist of the following (in thousands):

	January 1, 2006	December 31, 2004
Finished goods	$276,456	$259,919
Work in process	15,490	13,569
Raw materials and supplies	88,774	78,889

Total inventories	$380,720	$352,377

(5)	Property, Plant and Equipment

Property, plant and equipment at January 1, 2006 and December 31, 2004 consists of the following (in thousands):

	January 1, 2006	December 31, 2004
Land	$49,306	$54,152
Buildings and improvements	296,903	319,531
Machinery and equipment	918,724	887,875
Construction in progress	20,810	21,394

Total property, plant and equipment	1,285,743	1,282,952
Less - accumulated depreciation	(529,558)	(454,202)

Property, plant and equipment, net	$756,185	$828,750

Depreciation of property, plant and equipment for the years ended January 1, 2006, December 31, 2004, and December 31, 2003 was $94.8 million, $85.8 million, and $41.7 million, respectively. The Company capitalized approximately $1,059,000, $691,000, and $293,000 of interest related to construction in progress for the years ended January 1, 2006, December 31, 2004, and December 31, 2003, respectively.

(6)	Goodwill and Intangible Assets

The changes in the carrying value of goodwill by business segment were as follows (in thousands):

	North America	Europe	Asia- Pacific	Total
Balance at December 31, 2003	$56,298	$38,362	$216	$94,876
Acquisition of SF Holdings	141,992	—	—	141,992
Purchase of Global Cup minority interest	350	—	—	350
Translation adjustment	(255)	2,795	10	2,550

Balance at December 31, 2004	198,385	41,157	226	239,768
SF Holdings Acquisition	2,599	—	—	2,599
Erving Paper Products acquisition	672	—	—	672
Translation adjustment	1,255	(4,235)	(29)	(3,009)

Balance at January 1, 2006	$202,911	$36,922	$197	$240,030

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross carrying amount of non-amortizable intangible assets in the Asia-Pacific business segment as of January 1, 2006 and December 31, 2004 was $0.1 million and $0.3 million, respectively. The following are the carrying values of amortizable intangible assets in the North America business segment (in thousands):

	January 1, 2006		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks and trade names	$22,200	$8,155	$22,200	$3,700
Manufacturing technology	21,100	7,737	21,100	3,517
Patents, licenses and other	1,771	1,193	1,760	629

	$45,071	$17,085	$45,060	$7,846

Amortization expense related to amortizable intangible assets was $9.2 million during the year ended January 1, 2006 and $7.8 million for the year ended December 31, 2004. The estimated annual amortization expense of intangibles presently owned by the Company is approximately $9.0 million in 2006, $8.7 million in 2007, $8.7 million in 2008, $1.5 million in 2009, and zero in 2010.

Pension plan intangibles of $747,000 are included in other assets in the Consolidated Balance Sheet at December 31, 2004 (Note 11).

(7)	Income Taxes

The Company’s deferred tax assets and liabilities as of January 1, 2006 and December 31, 2004 are as follows (in thousands):

	January 1, 2006	December 31, 2004
Deferred tax assets attributable to:
Net operating loss and other carryforwards	$97,193	$72,814
Pensions and other postretirement benefits	33,216	30,835
Inventory	17,383	10,116
Employee benefit accruals	11,362	15,600
Accounts receivable allowances	11,557	15,220
Contract dispute resolution	—	5,437
Sales reserves	1,324	2,629
Other accruals	12,158	7,173

Gross deferred tax assets	184,193	159,824
Valuation allowance	(5,116)	(8,570)

Net deferred tax assets	179,077	151,254

Deferred tax liabilities attributable to:
Property, plant and equipment	131,476	125,397
Intangible assets	27,328	26,727
Unrealized gains	4,276	4,966

Gross deferred tax liabilities	163,080	157,090

Net deferred tax assets (liabilities)	$15,997	$(5,836)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 1, 2004, Solo Illinois revoked its subchapter S status and became a subchapter C Corporation subject to United States federal and state income tax at the corporate level. Consequently, for the year-ended December 31, 2004, the Company, pursuant to generally accepted accounting principles in the United States, recorded a $28.3 million non-cash tax expense to establish a $28.3 million net deferred income tax liability for the future tax consequences attributable to differences between the financial statement and income tax bases of Solo Illinois’ assets and liabilities as of January 1, 2004. For the year-ended January 1, 2006, the Company recorded an additional $0.3 million in tax expense related to the above.

As of January 1, 2006, the Company had approximately $238.1 million of U.S. federal tax net operating loss carryforwards that expire between 2016 and 2025 of which $103.5 million of such carryforwards are subject to the provisions of Internal Revenue Code Section 382. Based on expected levels of future earnings, reversals of existing deferred tax liabilities and certain tax planning strategies, management currently believes that realization of the net deferred tax assets related to these federal net operating loss carryforwards is more likely than not.

The Company establishes a valuation allowance for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company had a valuation allowance of $5.1 million as of January 1, 2006 and $8.6 million as of December 31, 2004, as it is more likely than not that certain foreign and state net operating loss carryforwards and other deferred tax assets will not be fully utilized. For the year-ended January 1, 2006, the Company’s valuation allowance decreased by $3.3 million mainly due to a $6.5 million decrease in the valuation allowance established related to certain deferred tax assets in connection with the SF Holdings Acquisition and a $3.3 million increase related to the utilization of certain foreign net operating loss carryforwards.

Sources of income (loss) before income taxes and minority interest and the components of income tax expense (benefit) for the years ended January 1, 2006, December 31, 2004, and December 31, 2003 are as follows (in thousands):

	For the year ended January 1, 2006	For the year ended December 31,
		2004	2003
Income (loss) before income taxes and minority interest:
Domestic	$(23,800)	$(47,877)	$(8,414)
Foreign	12,925	15,271	9,006

Total	$(10,875)	$(32,606)	$592

Income tax (benefit) expense:
Current:
Domestic	$461	$—	$—
Foreign	6,354	4,872	1,869

Total current	$6,815	$4,872	$1,869

Deferred:
Domestic	$(8,836)	$10,193	$—
State	408	700	—
Foreign	(674)	1,347	1,306

Total deferred	$(9,102)	$12,240	$1,306

Total income tax (benefit) expense	$(2,287)	$17,112	$3,175

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to January 1, 2004, Solo Illinois was subject to taxation under the provisions of subchapter S of the Internal Revenue Code in the United States and, as a result, the federal and certain state income tax liabilities of the Company were the responsibility of its shareholders. Therefore, income tax expense recognized in the consolidated financial statements for the year ended December 31, 2003 relates primarily to foreign operations.

The American Jobs Creation Act of 2004 (the “Act”) was enacted in October of 2004. The Act provided for a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned abroad by providing an 85% exclusion from taxable income for certain dividends from controlled foreign corporations. During 2005, as a result of this special temporary tax incentive, the Company distributed $8.2 million from its wholly owned subsidiary, Solo Cup Asia Pacific, and $2.9 million from its wholly owned subsidiary, Solo Cup Panama, S.A. For the year ended January 1, 2006, income tax expense reflects a $0.7 million expense related to the repatriation of earnings under the provisions of the Act.

It is still the Company’s intention to permanently reinvest undistributed earnings in its foreign subsidiaries; therefore, no provision has been made for future income taxes on the undistributed earnings of certain foreign subsidiaries, as they are considered indefinitely reinvested in these operations. As of January 1, 2006, such aggregated earnings were $34.6 million.

The following reconciles the expected federal statutory income tax expense (benefit) based on income (loss) before income taxes and minority interest with the Company’s actual tax expense (benefit) (in thousands):

	For the year ended January 1, 2006	For the year ended December 31,
		2004	2003
Income tax expense (benefit) at U.S. statutory rate	$(3,806)	$(11,412)	$208
Effect of change to C-Corporation	306	28,329	—
Effect of U.S. S-Corporation election	—	—	2,945
Foreign rate differential	(568)	1,654	333
State taxes, net of federal benefit	265	(1,455)	—
Change in valuation allowance	3,293	(393)	(311)
Foreign tax benefit of non-U.S. liquidation	(2,345)	—	—
Foreign dividend repatriation	710	—	—
Other	(142)	389	—

Income tax expense (benefit)	$(2,287)	$17,112	$3,175

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Debt

Short-term debt consisted of 654 million yen ($5.5 million) and 370 million yen ($3.6 million) of short-term (90 day) borrowings with Japanese banks under uncommitted facilities at January 1, 2006 and December 31, 2004, respectively. These short-term borrowings have various termination dates and have no restrictive covenants. The interest rate on these borrowings ranges between 0.71% and 1.38% as of January 1, 2006.

A summary of long-term debt at January 1, 2006 and December 31, 2004 is as follows (in thousands):

	January 1, 2006	December 31, 2004
Senior Credit Facility - Term Loan	$638,625	$645,125
Senior Credit Facility - Revolver	61,700	28,700
8.5% Senior Subordinated Notes	325,000	325,000
Canadian Credit Facility - Term Loan	9,514	11,214
Canadian Credit Facility - Revolver	449	1,010
Capital lease obligations (Note 9)	2,447	3,476

Total debt	1,037,735	1,014,525
Less – current maturities of long-term debt	8,726	9,778

Total long-term debt	$1,029,009	$1,004,747

Scheduled maturities of long-term debt at January 1, 2006, excluding capital lease obligations, are as follows (in thousands):

2006	$8,155
2007	14,808
2008	6,500
2009	6,500
2010	6,500
Thereafter	992,825

$1,035,288

Canadian Credit Facility

On September 24, 2004, Solo Cup Canada Inc. (formerly known as Lily Cups Inc.), a Canadian subsidiary of the Company, entered into a credit agreement (“Canadian Credit Facility”) which provides for a term loan and a revolving credit facility with a maximum credit borrowing of CAD $30.0 million (approximately US $23.8 million) subject to borrowing base limitations and satisfaction of other conditions of borrowing. The term borrowings have 11 mandatory quarterly repayments of CAD $0.482 million every January 1, April 1, July 1 and October 1 beginning January 1, 2005, with a final payment of CAD $8.2 million due September 24, 2007. Both the revolving credit and term loan borrowings have a final maturity date of September 24, 2007. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily Cups Inc. Borrowings under the revolving credit facility bear interest at the Canadian prime rate plus 0.50% or the Canadian bankers acceptance rate plus 1.75%, at the Company’s option. Term loan borrowings bear interest at the Canadian prime rate plus 0.75% or the Canadian bankers acceptance rate plus 2.00%, at the Company’s option. As of January 1, 2006, borrowings under the revolving credit facility and the term loan carried effective interest rates of 5.11% and 5.36%, respectively. The balance of the revolving facility and term loan were CAD $0.5 million (approximately US $0.4 million) and CAD $11.1 million (approximately US $9.5 million) as of

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2006, respectively. As of December 31, 2004, the balance of the revolving facility and term loan were CAD $1.2 million (approximately US $1.0 million) and CAD $13.5 million (approximately US $11.2 million), respectively. As of January 1, 2006, CAD $13.4 million (approximately US $11.5 million) was available under the revolving credit facility.

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

On March 31, 2005, the Company and SCIC entered into an agreement (“Amendment No. 1”) to amend the term loan facility under the Senior Credit Facility. Amendment No. 1 changed the borrowing margin used to calculate interest on the term loans under the Senior Credit Facility. The margin for term loans was a range based on the Company’s leverage ratio. For Eurodollar rate loans, the borrowing margin was changed to 2.00% from a range of 2.25% to 2.50%. For base rate loans, the borrowing margin was changed to 1.00% from a range of 1.25% to 1.50%.

On October 14, 2005, the Company and SCIC entered into an agreement (“Amendment No. 2”) to the Senior Credit Facility, as amended by Amendment No. 1. Amendment No. 2 established two different levels for determining the applicable borrowing margin interest rate that the Company would pay on its term loan based upon the respective ratings the Company receives from Moody’s and Standard & Poor’s. Level 1 is 2.25% for Eurodollar rate loans and 1.25% for base rate loans when Moody’s rating on the Company is at least B1 and Standard & Poor’s rating is at least B+. Level 2 is 2.50% for Eurodollar rate loans and 1.50% for base rate loans when Moody’s rating on the Company is below B1 and Standard & Poor’s rating is below B+. If the Company only receives a change in rating from one agency or if the agencies’ ratings are split across pricing levels 1 and 2, then the Company will pay interest at level 2 pricing. On October 6, 2005, Moody’s changed its rating on the Company from B1 to B2. As of January 1, 2006, the borrowing margin is level 2 pricing.

As of January 1, 2006, the weighted average annual interest rate applicable to Eurodollar rate loans was 6.45% and the weighted average annual interest rate applicable to base rate loans was 9.00%. During the year ended January 1, 2006, the weighted average annual interest rate for the credit facilities was 6.57%. A commitment fee of 0.50% on the unused portion of the credit facilities is payable on a quarterly basis. As of January 1, 2006, $72.1 million was available under the Senior Credit Facility.

The Company’s obligations under the credit facilities are guaranteed by its parent, SCIC, and each existing direct and indirect subsidiary of SCIC other than the Company, subject to certain exceptions. In addition, each significant domestic subsidiary of the Company subsequently formed is required to guarantee these obligations.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Senior Credit Facility is secured by (i) all present and future property and assets, real and personal, of the Company, its restricted subsidiaries, and each guarantor, subject to certain restrictions; (ii) a pledge of 100.0% of the stock of each of SCIC’s present and future direct and indirect domestic subsidiaries and a lien on 66.0% of the stock of each controlled foreign corporation subsidiary, as defined; (iii) all present and future intercompany debt of the Company, its restricted subsidiaries, and each guarantor; and (iv) all proceeds of the foregoing. Under the Senior Credit Facility, the Company is required to meet certain restrictive financial covenants, including a maximum consolidated leverage ratio, minimum consolidated interest coverage ratio and maximum capital expenditures. The Senior Credit Facility also contains other various covenants that limit, or restrict, among other things, indebtedness, liens on property and assets, loans and investments, acquisitions, dispositions of property or assets, debt modifications, dividend declarations, and certain other business activities.

Under Amendment No. 2, certain financial covenant ratios that the Company is required to maintain were modified. The ratio of Consolidated EBITDA to Consolidated Cash Interest Expense was lowered, and the ratio of Average Total Debt to Consolidated EBITDA was raised, in certain quarters (all as such capitalized terms are defined in the original Senior Credit Facility). The Company is currently in compliance with all covenants under the Senior Credit Facility. At January 1, 2006, the interest rate on the term loan facility was 6.44% and 8.07% on the revolving credit facility.

The Company may make optional prepayments to either the credit facility or the term loan in million dollar increments with a minimum prepayment of $10.0 million. The Company is required to make mandatory quarterly prepayments for the term loan. Under Amendment No. 1, the schedule for quarterly principal repayments was modified. The terms of Amendment No. 1 provide for scheduled principal repayments of $1.625 million per quarter through November 27, 2010, with a balloon payment of $606.125 million due on February 27, 2011. All mandatory quarterly prepayments have been made to date.

The Company is required to make a mandatory annual prepayment of the term loan facility and the revolving credit facility in an amount equal to 50.0% of excess cash flow, as defined in the term loan documentation, when the consolidated leverage ratio is 3.5x or greater, or 25.0% of excess cash flow when the Company’s consolidated leverage ratio is less than 3.5x. In addition, the Company is required to make a mandatory prepayment of the term loan facility and the revolving credit facility with, among other things: (i) 100.0% of the net cash proceeds of any property or asset sale, subject to certain exceptions and reinvestment requirements; (ii) 100.0% of the net cash proceeds of any extraordinary receipts, as defined in the term loan documentation, such as tax refunds, pension plan reversions, proceeds of insurance or condemnation awards, subject to certain exceptions and reinvestment requirements; (iii) 100.0% of the net cash proceeds of certain debt issuances, subject to certain exceptions; and (iv) 50.0% of the net cash proceeds from the issuance of additional equity interests when the consolidated leverage ratio is 3.5x or greater, or 25.0% of such proceeds when the consolidated leverage ratio is less than 3.5x. Mandatory prepayments will be applied first to the term loans on a pro rata basis, and thereafter to the revolving loans. For the year ended January 1, 2006, the Company was not required to make a mandatory annual prepayment or any prepayments based on excess cash flow, disposition of assets or extraordinary receipts.

The Senior Credit Facility requires the Company to fix the interest rate for a portion of the borrowings. Currently the Company uses derivative instruments in order to fix the interest rate on the required portion of borrowings (Note 10).

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Principal	Prepayment Penalties	Interest	Foreign Exchange Loss	Total
Interest rate swap	$1,656	$—	$—	$—	$1,656
Securitization facility	27,800	—	34	—	27,834
364-day revolving credit agreement	29,500	—	—	—	29,500
7.08% Senior Notes	160,000	26,920	1,713	—	188,633
3.67% Yen-denominated Senior Notes	44,170	3,770	228	679	48,847

Total	$263,126	$30,690	$1,975	$679	$296,470

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)	Leases

At January 1, 2006 and December 31, 2004, the gross amount of machinery and equipment and related accumulated amortization related to assets held under capital leases were as follows (in thousands):

	January 1, 2006	December 31, 2004
Machinery and equipment	$6,068	$6,892
Less accumulated amortization	(3,573)	(3,398)

	$2,495	$3,494

Capital lease obligations were $2.4 million and $3.5 million as of January 1, 2006 and December 31, 2004, respectively. As of January 1, 2006, capital lease obligations consist of various machines with leases expiring between 2008 and 2012. Amortization of assets held under capital leases is included in depreciation expense. Such amortization expense was $623,000, $664,000, and $762,000, for the years ended January 1, 2006, December 31, 2004 and December 31, 2003, respectively.

The Company also has several noncancelable operating leases that expire over the next 18 years and provide for renewal terms. These include property leases with escalation clauses averaging 2% to 5% annually, three of which expired in 2005 and three of which expire in 2007. The Company also leases certain machinery, office equipment and vehicles.

During September 2005, the Company entered into an agreement for the sale and leaseback of three properties, including one plant and two warehouses. One of the leases expired in December 2005 and the other two expire in December 2006. Net property, plant and equipment was reduced by the carrying values of the properties sold, which amounted to approximately $6.2 million. The net cash proceeds received from the sale were approximately $15.3 million; $6.8 million of the resulting gain was recognized in September 2005 and $2.3 million was recorded as a deferred credit. The remaining deferred credit as of January 1, 2006 of $1.8 million is included in other long-term liabilities and is being amortized to income as an offset to rent expense. The leases are classified as operating leases in accordance with SFAS No. 13, “Accounting for Leases.”

Future minimum lease payments under capital leases and noncancelable operating leases as of January 1, 2006 are as follows (in thousands):

	Capital Leases	Operating Leases
For the fiscal year:
2006	$648	$31,302
2007	618	26,114
2008	538	22,167
2009	456	20,626
2010	363	18,663
Thereafter	169	182,702

Total minimum lease payments	2,792	$301,574

Less amounts representing interest	345

Present value of minimum payments on capital leases	$2,447

Total rental expense for operating leases, including rentals on month-to-month leases, was $36.1 million, $34.7 million, and $12.0 million, for the years ended January 1, 2006, December 31, 2004, and December 31, 2003, respectively.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Derivative Instruments and Hedging Activities

The Senior Credit Facility, as amended, requires the Company to fix the interest rate for a portion of the borrowings. Accordingly, on March 10, 2004, to limit the variability of a portion of the interest payments under the Senior Credit Facility, the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $180.0 million. Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments; thereby fixing the rate on a portion of the outstanding debt. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 2.375% to 2.376%. The swap agreements extend through March 31, 2007. The fair value of these swap agreements was $5.2 million and $4.2 million as of January 1, 2006 and December 31, 2004, respectively. They are accounted for as cash flow hedges and their fair value is included in other assets in the Company’s Consolidated Balance Sheet. On June 23, 2005, the Company entered into a forward-starting receive-variable, pay-fixed interest rate swap with a notional amount of $50.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 4.25%. The swap agreement is effective March 31, 2007 through March 31, 2010. As of January 1, 2006, the fair value of this swap agreement was approximately $0.7 million. It is accounted for as a cash flow hedge and its fair value is included in other assets in the Company’s Consolidated Balance Sheet.

On March 31, 2005, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million. Under this agreement, the Company receives variable interest rate payments when the three-month Eurodollar rate rises above 5.0%. This interest rate cap agreement is in effect through March 31, 2006. The interest rate cap is accounted for as a cash flow hedge and its fair value was approximately $0 as of January 1, 2006.

On June 30, 2005, the Company entered into another interest rate cap agreement with a notional amount of $15.0 million. Under this agreement, the Company would receive variable interest rate payments when the three-month Eurodollar rate rises above 4.0%. This interest rate cap agreement expired on September 30, 2005.

(11)	Pensions and Other Postretirement Benefits

The Company sponsors noncontributory defined benefit pension plans that cover all Solo Cup Japan Co. Ltd. and Solo Cup Europe Limited employees who meet certain length of service requirements. Plan benefits are based on participants’ compensation during their final year of service. The Company’s funding policy is to contribute amounts necessary to satisfy the amounts required by local laws and regulations. Plan assets for the Solo Cup Japan and Solo Cup Europe pension plans are held in retirement trust funds with investments primarily in common stock, corporate bonds and government securities.

In connection with the SF Holdings Acquisition, the Company assumed the defined benefit pension plans and postretirement health care plans of SF Holdings. These plans provide certain union and non-union employees with retirement and disability income benefits. Pension costs are based upon the actuarially determined normal costs plus interest on and amortization of the unfunded liabilities. The benefits for participants in certain of these non-union pension plans are frozen. The Company’s policy has been to fund annually the minimum contributions required by applicable regulations. The postretirement health care plans, in most cases, pay stated percentages of most medical expenses incurred by retirees after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants generally become eligible after reaching age 60 with ten years of service. The majority of such plans are contributory, with retiree contributions adjusted annually.

The Company uses a September 30 measurement date for the majority of its plans.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the change in benefit obligation for the Company’s benefit plans (in thousands):

	Pension Benefits		Other Postretirement Benefits
	January 1, 2006	December 31, 2004	January 1, 2006	December 31, 2004
Change in benefit obligation:
Benefit obligation at beginning of year	$127,901	$23,317	$35,261	$—
Service cost	1,947	1,552	825	1,089
Interest cost	7,083	5,928	2,140	2,603
Amendments	—	821	—	(26,834)
SF Holdings Acquisition (1)	—	96,929	—	52,398
Actuarial loss	11,461	571	2,950	9,759
Foreign exchange	(2,563)	3,089	33	113
Plan participant contributions	—	104	—	—
Benefits paid	(6,287)	(4,410)	(5,115)	(3,867)

Benefit obligation at end of year	$139,542	$127,901	$36,094	$35,261

Change in plan assets:
Fair value of plan assets at beginning of year	$91,026	$14,127	$—	$—
Actual return on plan assets	13,118	417	—	—
SF Holdings Acquisition (1)	—	74,104	—	—
Foreign exchange	(1,591)	2,220	—	—
Employer contributions	6,545	4,491	5,104	3,867
Plan participant contributions	186	104	—	—
Other	(554)	(27)	—	—
Benefits paid	(6,335)	(4,410)	(5,104)	(3,867)

Fair value of plan assets at end of year	$102,395	$91,026	$—	$—

Funded status	$(37,147)	$(36,875)	$(36,094)	$(35,261)
Employer contributions from measurement date to year-end	2,500	1,271	1,200	1,400
Unrecognized prior service cost (benefit)	—	747	(22,704)	(26,832)
Unrecognized net actuarial loss	16,012	11,438	11,771	9,756

Net amount recognized	$(18,635)	$(23,419)	$(45,827)	$(50,937)

(1)	These assets and liabilities were assumed in connection with the SF Holdings Acquisition.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following sets forth the amounts recognized in the Consolidated Balance Sheets (in thousands):

	Pension Benefits		Other Postretirement Benefits
	January 1, 2006	December 31, 2004	January 1, 2006	December 31, 2004
Accrued benefit liability	$(34,554)	$(35,367)	$(45,827)	$(50,937)
Prepaid asset	—	477	—	—
Intangible asset	—	747	—	—
Cumulative foreign currency translation	—	328	—	—
Accumulated other comprehensive loss	15,919	10,396	—	—

Net amount recognized	$(18,635)	$(23,419)	$(45,827)	$(50,937)

The accumulated benefit obligation for all defined benefit pension plans was approximately $139.5 million and $125.8 million at January 1, 2006 and December 31, 2004, respectively.

The following table presents aggregated information for individual pension plans with an accumulated benefit obligation in excess of plan assets as of January 1, 2006 and December 31, 2004, for which the Company recognized an additional minimum pension liability (in thousands):

	January 1, 2006	December 31, 2004
Projected benefit obligation	$133,416	$113,516
Accumulated benefit obligation	132,246	113,516
Fair value of plan assets	99,711	81,842

For the years ended January 1, 2006, December 31, 2004 and December 31, 2003, $2.0 million, $3.8 million and $0.1 million were charged to other comprehensive income for the additional minimum pension liability adjustments, net of tax. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

The following assumptions were used to determine the benefit obligations at fiscal year-end:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Discount rate:
North America	5.25%	6.00%	5.25%	6.00%
Europe	4.70%	5.25%	—	—
Japan	1.70%	1.80%	—	—
Expected long-term rate of return on plan assets:
North America	7.50% - 8.00%	7.00% - 8.75%	—	—
Europe	5.86%	6.30%	—	—
Japan	2.40%	1.00%	—	—
Rate of compensation increase:
North America	3.50%	3.50%	—	—
Japan	1.90%	1.98%	—	—

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans consists of the following (in thousands):

	For the year ended January 1, 2006	For the year ended December 31,
		2004	2003
Pension Benefits
Service cost	$1,947	$1,552	$490
Interest cost	7,083	5,928	816
Expected return on plan assets	(6,756)	(6,005)	(529)
Amortization of transition asset	—	108	97
Amortization of prior service cost (1)	748	74	—
Amortization of net loss	522	318	318

Net periodic benefit cost	$3,544	$1,975	$1,192

Other Postretirement Benefits
Service cost	$825	$1,089
Interest cost	2,140	2,603
Amortization of prior service cost	(4,127)	(3)
Amortization of net loss	907	—

Net periodic benefit cost (income)	$(255)	$3,689

(1)	For the year ended January 1, 2006, amortization of prior service cost includes a curtailment charge of $659,000 related to the closing of a plant, which will result in the termination of employees’ services earlier than expected.

The following assumptions were used to determine the net periodic benefit cost for each fiscal year:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Discount rate:
North America	6.00%	6.00%	6.00%	6.00%
Europe	5.25%	5.40%	—	—
Japan	1.80%	1.70%	—	—
Expected long-term rate of return on plan assets:
North America	7.00% - 8.75%	7.00% - 8.75%	—	—
Europe	6.30%	6.40%	—	—
Japan	1.00%	—	—	—
Rate of compensation increase:
North America	3.50%	3.50%	—	—
Japan	1.98%	1.72%	—	—

The expected long-term return on plan assets takes into consideration historical and expected long term returns based upon the weighted-average allocation of equities, fixed income and other asset components comprising the plans’ assets at their measurement dates.

For measurement purposes, the assumed health care cost trend rates were as follows:

Health care cost trend rate assumed for 2006	10.0%
Rate to which the cost trend rate is assumed to decline	5.0% – 5.5%
Year that the rate reaches the ultimate trend rate	2011 – 2012

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$233	$(197)
Effect on postretirement benefit obligation	$3,219	$(2,746)

The Company’s pension plans’ weighted-average asset allocations, by asset category, were as follows:

	Plan Assets at
Asset Category	January 1, 2006	December 31, 2004
Equity securities	68.3%	66.4%
Debt securities	28.0	30.0
Other	3.7	3.6

Total	100.0%	100.0%

The Company’s investment policies are designed to provide for growth of capital with a moderate level of volatility. The weighted-average asset target allocations for the majority of the pension plan assets are 60% in equity securities and 40% in debt securities.

The Company expects to contribute $11 million to its pension plans and $3 million to its other postretirement benefit plans in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Postretirement Benefits
2006	$6,838	$3,011
2007	7,301	3,006
2008	7,489	2,998
2009	7,315	2,841
2010	7,499	2,655
Years 2011–2015	41,259	11,863

Defined Contribution Plans

Substantially all U.S. employees of the former Solo Illinois and employees hired by SCOC after October 3, 2005, are covered by the Company’s employee profit-sharing plan. The amount of Company profit-sharing contributions is at the discretion of the Company’s board of directors. During 1998, the profit-sharing plan was amended to qualify under Section 401(k) of the Internal Revenue Code. The amended plan allows employees to contribute up to 20% of their qualified gross wages as defined in the plan, and the Company currently matches 50% of the employees’ contributions to this plan up to 4% of eligible compensation as defined. Charges for employer contributions to the 401(k) and profit-sharing plan were $1.8 million, $1.4 million and $3.2 million for the years ended January 1, 2006, December 31, 2004 and December 31, 2003, respectively, and are recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the SF Holdings acquisition, the Company acquired a 401(k) defined contribution plan that covers a majority of SF Holdings’ employees. For employees in this plan, the Company provides a matching contribution of 100% on the first 2% of a participant’s salary and 50% on the next 4% of a participant’s salary. The Company’s match for employees in this plan is currently limited to participant contributions up to 6% of the participants’ salaries. In addition, the Company is allowed to make discretionary contributions. Charges for employer contributions to this 401(k) plan were $4.7 million in the year ended January 1, 2006 and $4.4 million for the period from February 22, 2004 to January 2, 2005, and are recorded in cost of goods sold and selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The Company also participates in a multi-employer pension plan sponsored by SF Holdings for certain of its union employees. Contributions to this plan at a defined rate per hour worked were $1.2 million and $1.0 million in 2005 and 2004, respectively.

(12)	Shareholders’ Equity

On February 27, 2004, the Company received net proceeds of $229.6 million from the issuance of 100 shares of Common Stock to SCIC and the retirement of all outstanding shares of Solo Illinois’ Class A and Class B common stock. In order to fund this purchase of stock in the Company, SCIC issued $240.0 million of convertible participating preferred stock (the “CPPS”) to a third-party investor. The CPPS pays cash dividends at a rate of 10.0% per annum on an amount equal to the sum of the original purchase price of the CPPS plus all accrued and unpaid dividends. Dividends will accumulate to the extent not paid, whether or not earned or declared. As of January 1, 2006, accrued and unpaid dividends were approximately $47.5 million. SCIC is required to redeem the CPPS for an amount in cash equal to its original purchase price plus all accrued and unpaid dividends on the eleventh anniversary of its issuance, and is subject to other accelerated redemption clauses. The Company, at its option and election, may redeem in whole or in part the outstanding shares of CPPS or other securities issued by SCIC on or after the third anniversary through the seventh anniversary of its issuance. The CPPS may be converted into common shares of SCIC at any time, subject to certain limitations, at the option of the holders. Mandatory conversion occurs upon the closing of an Initial Public Offering. The Company provides no guarantees with respect to these obligations of SCIC.

During 2004, $4.1 million of capital was contributed to the Company by SCIC. This includes $0.8 million of proceeds that were received by SCIC from certain Company employees upon the issuance of SCIC’s CPPS. The remaining $3.3 million represents the issuance of 3,283 Convertible Preferred Units (“CPUs”) to certain Company employees in settlement of deferred compensation liabilities (Note 15). In the second quarter of 2005, as the result of an employee’s separation from the Company, $1.3 million of this capital contribution was returned to SCIC as a dividend and 1,267 of CPUs were canceled. In 2005, 2004 and 2003, the Company paid dividends to shareholders of Solo Illinois common stock of $0.4 million, $16.1 million and $9.1 million, respectively.

In 2005, an additional $0.1 million of capital was contributed to the Company by SCIC, reflecting proceeds that were received by SCIC from a Company employee upon the issuance of SCIC’s CPPS.

(13)	Minority Interest in Subsidiary

In 2004, the Company’s consolidated financial statements reflect the minority interest in the Company’s subsidiaries, Sanyo Pax Operations Company, Ltd. (“Sanyo Pax”) and Global Cup S.A de C.V. (“Global Cup”). Global Cup was acquired along with the SF Holdings Acquisition in February of 2004. In the third quarter of 2004, the Company purchased all shares held by minority owners in Global Cup.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2005, the Company liquidated its subsidiary Sanyo Pax and the remaining assets were distributed to the Company’s wholly owned subsidiary, Solo Cup Asia Pacific.

In 2005, the minority interest of $(409,000) reflected on the Consolidated Statement of Operations represents the loss attributable to the minority shareholders of Sanyo Pax. In 2004, the minority interest of $214,000 represents income attributable to the minority shareholders of Sanyo Pax and Global Cup. In 2003, the minority interest of $129,000 represents the income attributable to the minority shareholders of Sanyo Pax.

The $1.1 million minority interest in subsidiary, reflected on the Consolidated Balance Sheet as of December 31, 2004 consists of the investment by the minority shareholders and the minority interest in undistributed income (loss) of the subsidiaries. The minority ownership interest of Sanyo Pax was 2.12% and 4.50% as of December 31, 2004 and 2003, respectively.

(14)	Accumulated Other Comprehensive Income (Loss)

	For the year ended January 1, 2006	For the year ended December 31, 2004	For the year ended December 31, 2003
Net loss	$(8,179)	$(49,932)	$(2,712)
Foreign currency translation adjustment	(6,018)	7,096	4,210

Minimum pension liability, net of tax benefit of $3,563, $2,182, and $31	(1,965)	(3,843)	(96)
Unrealized investment gain, net of tax of $167 and $302	243	435	—
Unrealized gain on cash flow hedge, net of tax of $682 and $1,599	1,089	2,552	—

Comprehensive income (loss)	$(14,830)	$(43,692)	$1,402

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	January 1, 2006	December 31, 2004
Foreign currency translation adjustments	$4,486	$10,504
Minimum pension liability adjustments, net of tax	(8,867)	(6,902)
Unrealized investment gain, net of tax	678	435
Unrealized gain on cash flow hedge, net of tax	3,641	2,552

Accumulated other comprehensive income (loss)	$(62)	$6,589

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)	Stock-Based Compensation

SCIC, the Company’s parent, has a management investment and incentive compensation plan for certain key employees of the Company. Under this plan, SCIC has reserved 1,450,000 shares of SCIC common stock, and 5,000 shares of CPPS for issuance (Note 12). The accounting impact of this plan is recorded in the financial statements of the Company as the plan relates to employees of the Company.

CPUs

During the second quarter of 2004, SCIC issued 3,283 CPUs to certain Company employees in settlement of $3.3 million of deferred compensation liabilities. The fair value of the CPUs granted by SCIC was linked to the fair market value of one share of CPPS. For CPUs, compensation expense is recognized periodically based on changes in the fair value of the CPU relative to the grant-date fair value of the CPU. During the year ended January 1, 2006, the Company recorded compensation expense and additional paid-in capital of $136 thousand reflecting dividends declared by SCIC on those instruments.

CPUs do not have voting rights and are in certain circumstances convertible to SCIC common stock or CPPS. The issuance of CPUs by SCIC in settlement of deferred compensation liabilities of the Company totaling $3.3 million was recorded as additional paid-in capital in 2004. In the second quarter of 2005, as the result of an employee’s separation from the company, 1,267 of CPUs were canceled.

Stock Options

The following shows stock option activity for the two years ended January 1, 2006:

	Shares under option Time-based	Shares under option Performance-based	Total shares under option
December 31, 2003	—	—	—
Granted with exercise price equal to fair value	749,558	499,699	1,249,257

December 31, 2004	749,558	499,699	1,249,257
Granted with exercise price equal to fair value	94,240	62,820	157,060
Forfeited	(48,931)	(32,620)	(81,551)

January 1, 2006	794,867	529,899	1,324,766

During 2004, SCIC granted to employees of the Company 1,249,257 options to purchase shares of SCIC common stock with an exercise price equal to the fair market value of the common stock at the date of grant of $47.32. Included in these grants were 499,699 options that are conditional upon the Company achieving certain defined performance targets. The time-based options vest over a period of four years and the performance-based options vest over a period of five years. All options expire 10 years after the grant date. During 2005, SCIC granted to employees of the Company 157,060 options to purchase shares of SCIC common stock with an exercise price of $47.32. Included in these grants were 62,820 performance-based options and 94,240 time-based options. These options have the same terms and conditions as the options granted in 2004. During 2005, 48,931 time-based options and 32,620 performance-based options were forfeited. No options have been exercised to date. As of January 1, 2006, 175,157 time-based options were exercisable and none of the performance-based options were exercisable.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)	Related-party Transactions

Robert L. Hulseman, who is John F. Hulseman’s brother and the husband of Sheila M. Hulseman, and who is the Chairman and Chief Executive Officer of the Company, received salary and benefits of $1.1 million for each of the years ended January 1, 2006, December 31, 2005 and December 31, 2004. John F. Hulseman, who is Robert L. Hulseman’s brother and the husband of Georgia S. Hulseman, and who is the Vice Chairman of the Company, received salary and benefits of $1.1 million for each of the years ended January 1, 2006, December 31, 2005 and December 31, 2004. Robert L. and John F. Hulseman each hold 50.0% of the voting membership interests of SCC Holding, which owns 67.2% of the voting stock of SCIC. In addition, Robert L., Sheila M., John F., and Georgia S. Hulseman and Ronald L. Whaley, the Company’s President and Chief Operating Officer, are directors of the Company. The Company does not pay any directors fees.

Pursuant to the Stockholders Agreement dated February 27, 2004 by and among the Company, SCIC, Vestar Capital Partners (“Vestar”) and other parties (see exhibit 10.18 to the Company’s Registration Statement on Form S-4, File No. 333-116843), Vestar may designate two directors of the Company. In 2004, Daniel S. O’Connell and Norman W. Alpert were elected to the board. John R. Woodard replaced Norman W. Alpert in February 2006. Mr. O’Connell and Mr. Woodard are both employees and equity owners of Vestar Capital Partners (“Vestar”). Vestar owns CPPS representing 32.7% of the voting stock of SCIC.

In the first quarter of 2004, the Company and SCIC entered into a management agreement with SCC Holding providing for, among other things, the payment by SCIC of an annual advisory fee of $2.5 million to SCC Holding. In addition, SCC Holding and Vestar entered into a stockholders’ agreement relating to their ownership of voting stock of SCIC. Robert L. Hulseman and John F. Hulseman, as a result of their ownership of voting and non-voting membership interests in SCC Holding, have economic interests of 0.2758% and 0.8512%, respectively, in SCC Holding. Ten children of Robert L. and Sheila M. Hulseman each have economic interests in SCC Holding, either directly or as beneficiaries of trusts, of 4.9765%; and six children of John F. and Georgia S. Hulseman each have economic interests in SCC Holding, either directly or as beneficiaries of trusts, of 8.1859% (in the case of two of the children), 8.1841% (in the case of three of the children) and 8.1849% (in the case of the remaining child).

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

The Company incurred $3.3 million and $2.8 million of advisory fees to SCIC pursuant to the management agreements described above in 2005 and 2004, respectively.

The Company retains as consultants from time to time various children of Robert L. and Sheila M. Hulseman and of John F. and Georgia S. Hulseman. These consultants receive consulting fees from the Company and have received health insurance benefits at the Company’s expense. During 2005, the Company retained as consultants six children of Robert L. and Sheila M. Hulseman and five children of John F. and Georgia S. Hulseman. During Fiscal Years 2005, 2004 and 2003, the total amounts paid by the Company in connection with these consulting arrangements was $206,000, $184,000 and $176,000, respectively.

The Company employs three children and one son-in-law of Robert L. and Sheila M. Hulseman and two children of John F. and Georgia S. Hulseman. During Fiscal Years 2005, 2004 and 2003, the total amounts paid by the Company to these employees were $1.8 million, $1.7 million and $1.8 million, respectively.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consulting and salary amounts above are included in selling, general and administrative expenses in the Consolidated Statements of Operations. At January 1, 2006 and December 31, 2004, no amounts were payable for the consulting fees, salaries and benefits discussed above.

On August 4, 1999, the Company extended an interest-free loan in the amount of $1.7 million to Mr. Whaley pursuant to his previous employment agreement. The employment agreement provides for the loan to be repaid from the net proceeds of Mr. Whaley’s annual bonuses through the term of the agreement, which expires August 3, 2009. To the extent that Mr. Whaley’s annual bonus falls below the amount corresponding to the annual prorated portion of the initial principal amount of the loan, the employment agreement provides that the loan will be forgiven as if a bonus in the amount of that annual prorated portion had been paid. As of January 1, 2006 and December 31, 2004, the outstanding principal amount of the loan was approximately $639,000 and $852,000, respectively, and this amount is included in other assets in the Consolidated Balance Sheets.

During fiscal years 2005, 2004 and 2003, the Company paid dividends to shareholders of Solo Illinois common stock of $0.4 million, $16.1 million and $9.1 million, respectively. Dividends payable at December 31, 2004 were $0.4 million and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheet.

During each of the last three fiscal years, the Company performed various functions free of charge on behalf of the holders of Solo Illinois’s voting and nonvoting stock, comprising Robert L. and John F. Hulseman and their respective children, including preparation of personal income tax returns and accounting and tax return preparation for the Solo Cup Foundation. The Company has maintained those arrangements on behalf of these individuals and their family members during 2005 and 2004.

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

In November 2001, Solo Illinois entered into an outsourcing agreement (the “Agreement”) with its former logistics provider, DSC Logistics, Inc. (“DSC”), pursuant to which DSC was to provide customary warehouse and transportation services for Solo Illinois. After the Agreement was executed, disputes arose as to aspects of the Agreement, and Solo Illinois and DSC have been parties to litigation and arbitration. On February 16, 2005, Solo Illinois and DSC entered into a settlement agreement (the “Settlement Agreement”) which terminated the Agreement prior to its stated termination date. Pursuant to the terms of the Settlement Agreement, Solo Illinois transitioned its distribution center and transportation services, including attendant real estate, equipment and personnel, where possible, back into its operations during 2005. In February 2005, as part of the transition, Solo Illinois purchased certain assets from DSC, for which Solo Illinois paid DSC $1.2 million. The Settlement Agreement required Solo Illinois to assume certain leases from DSC and pay DSC $11.75 million during 2005. The Settlement Agreement also includes mutual releases from both parties and requires the parties to dismiss all related outstanding litigation and arbitration claims.

In addition to the agreed-upon payments totaling $11.75 million, the Company forgave $4.4 million of accounts receivable from DSC. During 2004, the Company incurred legal expenses and contract execution costs of $9.3 million related to the litigation, arbitration and the settlement. The net effect of the resolution of this matter on the Company’s Consolidated Statement of Operations for the year ended December 31, 2004, was a pre-tax charge of $25.4 million ($15.6 million net of income taxes). As of December 31, 2004, the remaining liability of $15.3 million was classified in accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheet.

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

No individual customer accounted for greater than 10% of consolidated net sales in fiscal years 2005, 2004 or 2003. It is not practical for the Company to report revenues from external customers for each product and service or each group of similar products.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	North America	Europe	Asia- Pacific	Other	Total Segments	Eliminations	Total
Year ended January 1, 2006
Revenues from external customers	$2,265,365	82,236	99,045	11,993	2,458,639	(20,901)	$2,437,738
Intersegment net sales	20,159	—	162	580	20,901	(20,901)	—
Operating income (loss)	60,258	3,317	3,380	588	67,543	67	67,610
Depreciation and amortization	99,046	3,580	5,345	668	108,639	—	108,639
Capital expenditures	47,419	968	4,362	391	53,140	—	53,140
Property, plant and equipment, net	702,974	19,204	31,598	2,409	756,185	—	756,185
Total assets at year end	1,750,501	81,072	61,980	8,925	1,902,478	(44,715)	1,857,763

Year ended December 31, 2004
Revenues from external customers	$1,943,738	75,583	102,456	11,833	2,133,610	(17,173)	$2,116,437
Intersegment net sales	15,261	—	110	1,802	17,173	(17,173)	—
Operating income	40,384	5,156	5,531	784	51,855	(100)	51,755
Depreciation and amortization	87,101	3,752	5,664	718	97,235	—	97,235
Capital expenditures	37,240	768	3,645	585	42,238	—	42,238
Property, plant and equipment, net	763,229	24,174	38,660	2,687	828,750	—	828,750
Total assets at year end	1,771,207	90,269	78,762	11,822	1,952,060	(48,274)	1,903,786

Year ended December 31, 2003
Revenues from external customers	$725,330	62,562	94,895	11,020	893,807	(14,114)	$879,693
Intersegment net sales	12,516	—	138	1,460	14,114	(14,114)	—
Operating income	2,570	5,052	4,150	333	12,105	(163)	11,942
Depreciation and amortization	30,746	3,586	6,613	789	41,734	—	41,734
Capital expenditures	28,633	1,427	4,446	165	34,671	—	34,671
Property, plant and equipment, net	231,574	25,439	39,144	3,127	299,284	—	299,284
Total assets at year end	589,122	85,992	80,555	10,911	766,580	(136,970)	629,610

Geographic information:

Net sales from external customers by customer location are determined based on where the Company’s products were delivered. Long-lived assets include property, plant and equipment, net; goodwill; intangible assets, net; and certain other non-current assets.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended January 1, 2006	Years Ended December 31,
(In thousands)		2004	2003
United States	$2,095,156	$1,771,698	$643,862
Other countries	342,582	344,739	235,831

Net sales	$2,437,738	$2,116,437	$879,693

	January 1, 2006	December 31,
		2004	2003
United States	$939,852	$1,022,661	$296,488
Other countries	127,172	140,393	108,295

Total long-lived assets	$1,067,024	$1,163,054	$404,783

	Year ended January 1, 2006	Years Ended December 31,
(In thousands)		2004	2003
Revenues:
Total segment and other net sales	$2,458,639	$2,133,610	$893,807
Elimination of intersegment net sales	(20,901)	(17,173)	(14,114)

Net sales	$2,437,738	$2,116,437	$879,693

Operating income:
Total segment and other operating income	$67,543	$51,855	$12,105
Elimination of intersegment operating income	67	(100)	(163)
Interest expense	(72,854)	(86,427)	(16,459)
Interest income	304	247	2,040
Loss on debt extinguishments	—	(916)	—
Foreign currency exchange gain (loss), net	(4,262)	3,224	2,760
Other, net	(1,673)	(489)	309

Income (loss) before income taxes and minority interest	$(10,875)	$(32,606)	$592

	January 1, 2006	December 31, 2004

Assets:
Total segment and other assets	$1,902,478	$1,952,060
Eliminations of intersegment receivables	(44,715)	(48,274)

Total assets	$1,857,763	$1,903,786

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net sales by customer group for the years ended January 1, 2006, December 31, 2004, and December 31, 2003 were as follows (in thousands):

	Year ended January 1, 2006	Years Ended December 31,
		2004	2003
Foodservice	$1,934,575	$1,727,423	$719,024
Consumer	503,163	389,014	160,669

Net sales	$2,437,738	$2,116,437	$879,693

(20)	Valuation and Qualifying Accounts

Valuation and qualifying accounts are comprised of allowance for doubtful accounts, allowance for discounts and deductions and inventory obsolescence reserves. The changes in these accounts for the years ended January 1, 2006, December 31, 2004, and December 31, 2003 were as follows (in thousands):

	Beginning balance	Charged to income	Charged to other accounts (1)(2)(3)	Deductions	Ending balance
Allowance for doubtful accounts
2005	$6,295	$1,840	$281	$(1,335)	$7,081
2004	3,900	340	3,112	(1,057)	6,295
2003	3,500	778	79	(457)	3,900

Allowance for discounts and deductions
2005	$25,587	$11,264	$(386)	$(20,582)	$15,883
2004	10,488	6,908	9,050	(859)	25,587
2003	8,781	1,707	—	—	10,488

Inventory obsolescence reserves
2005	$12,995	$1,778	$4,813	$(5,347)	$14,239
2004	1,570	1,554	13,697	(3,826)	12,995
2003	1,510	1,019	30	(989)	1,570

(1)	Charged to other accounts include recoveries received and cumulative translation adjustment for translation of foreign accounts.
(2)	In 2004, charged to other accounts includes the impact of the acquisition of SF Holdings of $4.2 million of allowance for doubtful accounts (partially offset by the reversal of reserves established for the Company’s former logistics provider), $8.9 million of allowance for discounts and deductions and $13.5 million of inventory obsolescence reserves.
(3)	In 2005, charged to other accounts includes the impact of the acquisition of SF Holdings of $4.4 million of inventory obsolescence reserves.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(21)	Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(In millions)	Mar. 31, 2005	July 3, 2005	Oct. 2, 2005	Jan. 1, 2006	Total	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004	Total
Net sales	$546.1	$654.5	$618.2	$618.9	$2,437.7	$327.3	$597.9	$600.6	$590.6	$2,116.4
Gross profit	48.5	94.0	91.1	93.5	327.1	36.9	85.2	97.2	83.9	303.2
Income (loss) before income taxes and minority interest	(31.0)	6.7	16.0	(2.6)	(10.9)	(48.1)	10.4	20.4	(15.3)	(32.6)
Net income (loss)	$(18.5)	$3.9	$9.2	$(2.8)	$(8.2)	$(58.7)	$6.2	$12.1	$(9.5)	$(49.9)

(22)	Subsequent Events

In March 2006, we received a commitment for a senior secured second lien term loan facility of $80.0 million (“Second Lien Facility”). Effective March 27, 2006, the Company and SCIC entered into Amendment No. 3 to the Senior Credit Facility (“Amendment No. 3”). Amendment No. 3 was necessary to permit the Company to enter into the Second Lien Facility. Amendment No. 3 also revised the ratios of the financial covenants that the Company is required to maintain by allowing lower ratios in certain quarters of Consolidated EBITDA to Consolidated Cash Interest Expense, and by allowing higher ratios in certain quarters of Average Total Debt to Consolidated EBITDA (all as such capitalized terms are defined in the original Senior Credit Facility). The continued effectiveness of Amendment No. 3 is contingent upon the Company executing the Second Lien Facility by April 15, 2006.

The Second Lien Facility loan proceeds will be used to reduce amounts outstanding under the domestic revolving credit facility under the Senior Credit Facility. The Second Lien Facility will have a floating interest rate and the principal will be due upon maturity in 2012.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23)	Guarantors

On February 27, 2004, with an effective date of February 22, 2004, the Company acquired SF Holdings. The Company partially funded this acquisition through the issuance of the 8.5% Senior Subordinated Notes. The 8.5% Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s subsidiaries. The consolidated guarantors include the following: Solo Management Company, P.R. SOLO CUP, INC., SF Holdings Group, Inc., Solo Cup Operating Corporation (formerly known as Sweetheart Cup Company Inc.), Lily-Canada Holding Corporation, Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited. The following financial information presents the guarantors and non-guarantors of the 8.5% Senior Subordinated Notes, in accordance with Rule 3-10 of Regulation S-X:

	Condensed Consolidated Balance Sheet January 1, 2006 (In thousands)
	Guarantor	Non Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,038	$5,049	$—	$12,087
Cash in escrow	15,000	—	—	15,000
Accounts receivable:
Trade	212,758	39,288	—	252,046
Other	36,401	—	(12,275)	24,126
Inventories	355,320	25,996	(596)	380,720
Deferred income taxes	42,192	1,864	—	44,056
Other current assets	48,898	5,266	—	54,164

Total current assets	717,607	77,463	(12,871)	782,199

Property, plant and equipment, net	686,968	69,217	—	756,185
Goodwill and intangible assets	267,604	491	—	268,095
Other assets	97,602	3,960	(50,278)	51,284

Total assets	$1,769,781	$151,131	$(63,149)	$1,857,763

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$141,277	$34,637	$(12,315)	$163,599
Accrued expenses and other current liabilities	113,632	13,521	—	127,153
Short-term debt	—	5,546	—	5,546
Current maturities of long-term debt	6,500	2,226	—	8,726

Total current liabilities	261,409	55,930	(12,315)	305,024

Long-term debt, less current maturities	1,018,825	10,184	—	1,029,009
Deferred income taxes	24,258	3,801	—	28,059
Other liabilities	62,052	22,330	—	84,382

Total liabilities	1,366,544	92,245	(12,315)	1,446,474

Shareholder’s equity:
Common stock	—	2,114	(2,114)	—
Additional paid-in capital	258,049	39,168	(39,168)	258,049
Retained earnings	148,661	14,193	(9,552)	153,302
Accumulated other comprehensive loss	(3,473)	3,411	—	(62)

Total shareholder’s equity	403,237	58,886	(50,834)	411,289

Total liabilities and shareholder’s equity	$1,769,781	$151,131	$(63,149)	$1,857,763

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheet December 31, 2004 (In thousands)
	Guarantor	Non Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,541	$6,314	$—	$15,855
Cash in escrow	15,000	—	—	15,000
Accounts receivable:
Trade	183,583	38,963	—	222,546
Other	31,606	2,385	(7,037)	26,954
Inventories	332,725	19,820	(168)	352,377
Deferred income taxes	51,333	1,261	—	52,594
Other current assets	40,884	6,327	—	47,211

Total current assets	664,672	75,070	(7,205)	732,537

Property, plant and equipment, net	758,204	70,546	—	828,750
Goodwill and intangible assets	274,047	3,233	—	277,280
Restricted cash	1,905	—	—	1,905
Other assets	110,923	4,147	(51,756)	63,314

Total assets	$1,809,751	$152,996	$(58,961)	$1,903,786

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$131,621	$25,903	$(7,041)	$150,483
Accrued expenses and other current liabilities	150,725	16,449	—	167,174
Short-term debt	—	3,603	—	3,603
Current maturities of long-term debt	6,500	3,278	—	9,778

Total current liabilities	288,846	49,233	(7,041)	331,038

Long-term debt, less current maturities	975,992	28,755	—	1,004,747
Deferred income taxes	56,405	2,025	—	58,430
Other liabilities	73,419	7,929	—	81,348

Total liabilities	1,394,662	87,942	(7,041)	1,475,563

Minority interest	—	1,073	—	1,073

Shareholder’s equity:
Common stock	—	2,114	(2,114)	—
Additional paid-in capital	259,080	40,769	(40,769)	259,080
Retained earnings	153,887	16,631	(9,037)	161,481
Accumulated other comprehensive loss	2,122	4,467	—	6,589

Total shareholder’s equity	415,089	63,981	(51,920)	427,150

Total liabilities and shareholder’s equity	$1,809,751	$152,996	$(58,961)	$1,903,786

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations For the Year Ended January 1, 2006 (In thousands)
	Guarantor	Non Guarantor	Eliminations	Consolidated
Net sales	$2,238,709	$267,209	$(68,180)	$2,437,738
Cost of goods sold	1,942,215	235,356	(66,925)	2,110,646

Gross profit	296,494	31,853	(1,255)	327,092

Selling, general and administrative expenses	246,179	19,726	(740)	265,165
(Gain) loss on sale of property, plant and equipment	(5,868)	185	—	(5,683)

Operating income	56,183	11,942	(515)	67,610

Interest expense, net	70,848	1,702	—	72,550
Foreign currency exchange gain, net	5,464	(1,202)	—	4,262
Other (income) expense, net	(7,572)	9,245	—	1,673

Income (loss) before income taxes and minority interest	(12,557)	2,197	(515)	(10,875)

Income tax (benefit) provision	(7,331)	5,044	—	(2,287)
Minority interest	—	(409)	—	(409)

Net loss	$(5,226)	$(2,438)	$(515)	$(8,179)

	Consolidated Statement of Operations For the Year Ended December 31, 2004 (In thousands)
	Guarantor	Non Guarantor	Eliminations	Consolidated
Net sales	$1,931,916	$208,208	$(23,687)	$2,116,437
Cost of goods sold	1,661,718	175,148	(23,606)	1,813,260

Gross profit	270,198	33,060	(81)	303,177

Selling, general and administrative expenses	213,947	19,692	(22)	233,617
Contract dispute resolution	25,389	—	—	25,389
(Gain) loss on sale of property, plant and equipment	(7,724)	138	2	(7,584)

Operating income	38,586	13,230	(61)	51,755

Interest expense	54,389	2,024	(676)	55,737
Interest income	(888)	(35)	676	(247)
Prepayment penalties	30,690	—	—	30,690
Loss on debt extinguishment	916	—	—	916
Foreign currency exchange gain, net	(2,260)	(964)	—	(3,224)
Other (income) expense, net	(1,393)	565	1,317	489

Income (loss) before income taxes and minority interest	(42,868)	11,640	(1,378)	(32,606)

Income tax provision	12,122	4,990	—	17,112
Minority interest	—	214	—	214

Net income (loss)	$(54,990)	$6,436	$(1,378)	$(49,932)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations For the Year Ended December 31, 2003 (In thousands)
	Guarantor	Non Guarantor	Eliminations	Consolidated
Net sales	$770,909	$116,487	$(7,703)	$879,693
Cost of goods sold	677,682	98,503	(7,519)	768,666

Gross profit	93,227	17,984	(184)	111,027

Selling, general and administrative expenses	87,687	13,152	(138)	100,701
(Gain) loss on sale of property, plant and equipment	(1,629)	13	—	(1,616)

Operating income	7,169	4,819	(46)	11,942

Interest expense	16,330	897	(768)	16,459
Interest income	(2,807)	(1)	768	(2,040)
Foreign currency exchange gain, net	(2,760)	—	—	(2,760)
Other (income) expense, net	(2)	(307)	—	(309)

Income (loss) before income taxes and minority interest	(3,592)	4,230	(46)	592

Income tax provision	1,303	1,872	—	3,175
Minority interest	—	129	—	129

Net income (loss)	$(4,895)	$2,229	$(46)	$(2,712)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Cash Flows For the Year Ended January 1, 2006 (In thousands)
	Guarantors	Non-Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by operating activities	$(4,368)	$7,079	$2,711

CASH FLOWS FROM INVESTING ACTIVITIES

Payment for business acquisitions, net of cash acquired	—	(368)	(368)
Purchase of property, plant and equipment	(44,778)	(8,362)	(53,140)
Proceeds from sale of property, plant and equipment	21,651	979	22,630

Net cash used in investing activities	(23,127)	(7,751)	(30,878)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under revolving credit facilities	32,973	(472)	32,501
Contribution of capital from parent	100	—	100
Return of capital to parent	(1,267)	—	(1,267)
Repayments of the term notes	(6,494)	(2,000)	(8,494)
Net borrowings of other debt	—	1,844	1,844
Debt issuance costs	(1,702)	(13)	(1,715)
Dividends paid	(387)	—	(387)
Decrease in restricted cash	1,905	—	1,905

Net cash provided by (used in) financing activities	25,128	(641)	24,487

Effect of exchange rate changes on cash	(136)	48	(88)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,503)	(1,265)	(3,768)

Cash and cash equivalents, beginning of year	9,541	6,314	15,855

Cash and cash equivalents, end of year	$7,038	$5,049	$12,087

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Cash Flows For the Year Ended December 31, 2004 (In thousands)
	Guarantors	Non-Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by operating activities	$(36,892)	$13,123	$(23,769)

CASH FLOWS FROM INVESTING ACTIVITIES

Payment for business acquisitions, net of cash acquired	(876,090)	4,000	(872,090)
Purchase of property, plant and equipment	(36,157)	(6,081)	(42,238)
Proceeds from sale of property, plant and equipment	12,376	378	12,754
Increase in cash in escrow	(4,997)	—	(4,997)

Net cash used in investing activities	(904,868)	(1,703)	(906,571)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under revolving credit facilities	28,676	(11,966)	16,710
Net borrowings under the Securitization facility	(22,800)	—	(22,800)
Borrowings under the term notes	650,000	11,214	661,214
Borrowings under the 8.5% Senior Subordinated Notes	325,000	—	325,000
Proceeds from sale of common stock	229,627	—	229,627
Contribution of capital from parent	838	—	838
Repayments of the 7.08% Senior Notes	(160,000)	—	(160,000)
Repayments of the 3.67% Yen-denominated Senior Notes	(44,828)	—	(44,828)
Repayments of interest rate swap	(1,656)	—	(1,656)
Repayments of the term notes	(4,875)	—	(4,875)
Repayments of other debt	—	(5,542)	(5,542)
Debt issuance costs	(32,905)	(252)	(33,157)
Dividends paid	(16,097)	—	(16,097)
Decrease in restricted cash	234	—	234

Net cash provided by (used in) financing activities	951,214	(6,546)	944,668

Effect of exchange rate changes on cash	(1,900)	158	(1,742)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,554	5,032	12,586

Cash and cash equivalents, beginning of year	1,987	1,282	3,269

Cash and cash equivalents, end of year	$9,541	$6,314	$15,855

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Cash Flows For the Year Ended December 31, 2003 (In thousands)
	Guarantors	Non-Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$24,645	$4,968	$29,613

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(30,059)	(4,612)	(34,671)
Proceeds from sale of property, plant and equipment	2,062	2,987	5,049
Payment for business acquisitions, net of cash acquired	(5,039)	—	(5,039)
Increase in cash in escrow	(10,003)	—	(10,003)

Net cash used in investing activities	(43,039)	(1,625)	(44,664)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under revolving credit facilities	13,000	—	13,000
Net borrowings under the Securitization facility	2,800	—	2,800
Repayments of other debt	(75)	(2,711)	(2,786)
Dividends paid	(9,145)	—	(9,145)
Decrease in restricted cash	(239)	—	(239)

Net cash provided by (used in) financing activities	6,341	(2,711)	3,630

Effect of exchange rate changes on cash	3,271	(1,208)	2,063

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,782)	(576)	(9,358)

Cash and cash equivalents, beginning of year	10,769	1,858	12,627

Cash and cash equivalents, end of year	$1,987	$1,282	$3,269

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer, chief operating officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer, chief operating officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files under the Exchange Act.

(b)	Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 1, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth the name, age and position of our executive officers and directors as of March 10, 2006.

Name	Age	Position
Robert L. Hulseman	73	Chairman, Chief Executive Officer and Director
John F. Hulseman	75	Vice Chairman and Director
Ronald L. Whaley	52	President, Chief Operating Officer and Director (1)
Robert M. Korzenski	51	Executive Vice President – Sales and Marketing
Susan H. Marks	42	Executive Vice President and Chief Financial Officer
Kathleen C. Wolf	61	Executive Vice President – Administration (1)
Hans H. Heinsen	52	Executive Vice President – International
Thomas Pasqualini	48	Executive Vice President – Supply Chain (1)
Jan Stern Reed	46	Executive Vice President, General Counsel and Secretary
Anil P. Shah	54	Executive Vice President – Operations (1)
Sheila M. Hulseman	70	Director
Georgia S. Hulseman	73	Director
Daniel S. O’Connell	52	Director
John R. Woodard	41	Director

(1)	On March 28, 2006, the Company announced that Mr. Shah and Ms. Wolf would be leaving the Company. Thomas Pasqualini will be assuming the responsibilities currently performed by Mr. Shah, and Ronald L. Whaley will be assuming the responsibilities on an interim basis currently performed by Ms. Wolf.

Robert L. Hulseman is a director and has served as Chairman and Chief Executive Officer of the Company since January 2004. Mr. Hulseman served as Chairman and Chief Executive Officer of Solo Illinois from January 1998 to October 2005 and served as a director of Solo Illinois from April 1956 to June 2005. He began his career in the disposable foodservice and food packaging products industry with Solo Cup Company in 1950. Mr. Hulseman is also the husband of Sheila M. Hulseman, the brother of John F. Hulseman and the brother-in-law of Georgia S. Hulseman.

John F. Hulseman is a director and has served as Vice Chairman of the Company since January 2004. Mr. Hulseman served as a director of Solo Illinois from March 1955 to June 2005. He served as President of Solo Illinois from January 1998 to January 2004, as Vice Chairman of Solo Illinois from January 2004 to June 2005, and as Secretary of Solo Illinois from January 1999 to November 2004. Mr. Hulseman began his career in the disposable foodservice and food packaging products industry with Solo Cup Company in 1950. Mr. Hulseman is also the husband of Georgia S. Hulseman, the brother of Robert L. Hulseman and the brother-in-law of Sheila M. Hulseman.

Ronald L. Whaley is a director and President and Chief Operating Officer of the Company, having served in these capacities since January 2004. He served as President and Chief Operating Officer of Solo Illinois from January 2004 to October 2005. Prior to that, Mr. Whaley served as Solo Illinois’ Chief Operating Officer and Chief Financial Officer from November 2003 to January 2004, as Chief Operations Officer and Chief Financial Officer from August 2001 to November 2003 and as Chief Financial Officer and Executive Vice President from January 1999 to August 2001. Mr. Whaley has been a director of Solo Illinois since April 1987.

Robert M. Korzenski has served as Executive Vice President – Sales and Marketing of the Company since February 2005. Prior to that, he served as Senior Vice President – Integration; Hoffmaster-Fonda Brands of Solo Cup Company and Solo Illinois from February 2004 to February 2005. Mr. Korzenski served as President of the Hoffmaster brand of Sweetheart from March 2002 until February 2004. Prior to that, Mr. Korzenski served as President and Chief Operating Officer of The Fonda Group, Inc. from March 1998 until March 2002. Prior to that, he was Senior Vice President of The Fonda Group, Inc. since January 1997 and President of the Hoffmaster division since its acquisition by The Fonda Group, Inc. in March 1995.

Susan H. Marks has served as Chief Financial Officer and Executive Vice President of the registrant since January 2004, and also held the positions of Treasurer from June 2005 to March 2006, and Assistant Secretary from February 2004 to June 2005. She served as Chief Financial Officer and Executive Vice President of Solo Illinois from January 2004 to October 2005. From July 2002 to January 2004, Ms. Marks served as Senior Vice President, Global Finance, of Solo Illinois. From February 1999 to July 2002, Ms. Marks was the Vice President/Controller of Solo Illinois. Prior to joining Solo Illinois, Ms. Marks served as the Chief Financial Officer of MST Analytics, Inc., a supplier of semiconductor gas monitoring system products, from October 1998 until January 1999.

Kathleen C. Wolf  has served as Executive Vice President – Administration of the Company since June 2005 and from January 2005 to June 2005, as Executive Vice President/Human Resources of the Company. Ms. Wolf served as Executive Vice President/Human Resources of Solo Illinois from January 2004 to October 2005. From July 2002 to January 2004, she served as Senior Vice President, Global Human Resources, of Solo Illinois and prior to that she was Vice President, Human Resources beginning in March 2001. Prior to joining Solo Illinois, Ms. Wolf worked for Equity Residential Properties Trust, a real estate investment trust, as Senior Vice President, Human Resources and Administration, from 1997 to March 2000.

Hans H. Heinsen has served as Executive Vice President – International of the Company since April 2005. Prior to that time, he served as Senior Vice President and Treasurer of the Company and Solo Illinois from February 2004 to April 2005 and as Senior Vice President-Finance and Chief Financial Officer of Sweetheart from March 1998 to February 2004. From June 1996 to March 2002, he was Chief Financial Officer of The Fonda Group, Inc., which became an affiliate of Sweetheart in March 1998. Prior to joining Fonda, Mr. Heinsen spent 21 years in a variety of corporate finance positions with The Chase Manhattan Bank, N.A.

Thomas Pasqualini has served as Executive Vice President – Global Supply Chain of the Company since June 2005. From July 2004 to June 2005, he served as Senior Vice President – Global Supply Chain and from February 2004 to July 2004, he served as Senior Vice President - Integration: Sweetheart Brands of the Company and of Solo Illinois. From August 2002 to February 2004, Mr. Pasqualini served as Senior Vice President - Manufacturing and Logistics of Sweetheart. For five years prior to that, he was Vice President of Logistics and Distribution and director of Distribution at Sweetheart.

Jan Stern Reed has served as Executive Vice President, General Counsel and Secretary of the Company since June 2005. From December 2004 to June 2005, she served as Senior Vice President, General Counsel and Secretary of the Company. Prior to joining the Company, Ms. Reed served as Associate General Counsel and Corporate Secretary for Baxter International Inc., a global developer and manufacturer of products used in the health care field, from February 1998 to November 2004, and also served as its Chief Governance Officer from March 2003 to November 2004.

Anil R. Shah has served as Executive Vice President – Operations of the Company since June 2005 and from January 2004 to June 2005 as Senior Vice President/Operations. Mr. Shah served as Senior Vice President – Operations, of Solo Illinois from July 2002 to January 2004. From September 1999 to July 2002, Mr. Shah served as Vice President of Thermoforming of Solo Illinois. Prior to joining Solo Illinois, Mr. Shah worked at Owens-Illinois, Inc., a manufacturer of glass and plastic packaging products, as a regional manager in charge of manufacturing operations and new product development, from November 1995 to September 1999.

Sheila M. Hulseman is a director of the Company, having served in that capacity since January 2004. Ms. Hulseman served as a director of Solo Illinois from April 1989 to June 2005. Ms. Hulseman is also the wife of Robert L. Hulseman and the sister-in-law of John F. Hulseman and Georgia S. Hulseman.

Georgia S. Hulseman is a director of the Company, having served in that capacity since January 2004. Ms. Hulseman served as a director of Solo Illinois from April 1989 to June 2005. Ms. Hulseman is also the wife of John F. Hulseman and the sister-in-law of Robert L. Hulseman and Sheila M. Hulseman.

Daniel S. O’Connell is a director of the Company, having served in that capacity since February 2004. Mr. O’Connell founded Vestar Capital Partners in April 1988 and has served as its Chief Executive Officer since that time. Prior to founding Vestar Capital Partners, Mr. O’Connell was a Managing Director and Co-Head of the Management Buyout Group at The First Boston Corporation. Mr. O’Connell is currently a director of Birds Eye Foods, Inc., Argo-Tech Corporation, Sunrise Medical, Inc. and St. John Knits International, Inc. In addition, he is a trustee of Brown University and is on the Advisory Board of the Yale University School of Management.

John R. Woodard is a director of the Company, having served in that capacity since February 2006. Mr. Woodard is a Managing Director of Vestar Capital Partners and jointly chairs Vestar’s industrial practice. Mr. Woodard joined Vestar Capital Partners in 1998. Prior to that time he served as a Managing Director in the private equity practice of The Blackstone Group, an investment and advisory firm from March 1996 to February 1998. From April 1990 to March 1996, Mr. Woodard was a Vice President of Vestar Capital Partners. Mr. Woodard is currently a director of Consolidated Container Holdings, LLC, Argo-Tech Corporation and Duff & Phelps, LLC.

The Board of Directors of the Company has determined that it is in the Company’s best interests to have the entire Board of Directors act as the Company’s audit committee. Accordingly, it does not have a separately designated standing audit committee or other committee performing a similar function. In addition, the board has determined that Ronald Whaley qualifies as an “audit committee financial expert,” as defined by the Securities and Exchange Commission (the “SEC”). Mr. Whaley is not “independent,” as defined by the SEC in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The Company adopted a revised Code of Business Conduct effective January 3, 2006 that applies to all of its employees, including its Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Controller. The Code of Business Conduct is filed as an exhibit to this Form 10-K. In addition, the Company makes available free of charge on its website, www.solocup.com, under the heading “Working at Solo,” a copy of its Code of Business Conduct.

Item 11. Executive Compensation.

The following table provides information regarding compensation for Solo Cup Company’s Chief Executive Officer and its four other highest-paid executive officers for the fiscal year ended January 1, 2006, for services rendered in all capacities to Solo Delaware and its subsidiaries. The five individuals identified in the Summary Compensation Table are referred to as the “named executive officers” throughout this Form 10-K.

	Annual Compensation									Long-Term Compensation Number of securities underlying options granted
Name and Principal Position	Year	Salary		Bonus			Other				All Other Compensation
Robert L. Hulseman Chairman and Chief Executive Officer	2005 2004 2003	$ $ $	1,100,000 1,100,000 1,100,000	$ $ $	— — —		$ $ $	62,521 57,161 55,963	(1) (1) (1)	— — —	$ $ $	7,928 — —	(2)

John F. Hulseman Vice Chairman	2005 2004 2003	$ $ $	1,100,000 1,100,000 1,100,000	$ $ $	— — —		$ $ $	30,326 29,900 28,957	(3) (3) (3)	— — —	$ $ $	— — —

Ronald L. Whaley President and Chief Operating Officer	2005 2004 2003	$ $ $	920,250 875,000 750,000	$ $ $	343,932 837,900 837,560	(4) (7)	$ $ $	351,906 215,443 232,684	(5) (6) (8)	— 376,953 —	$ $ $	9,182 9,182 9,182	(2) (2) (2)

Susan H. Marks Executive Vice President and Chief Financial Officer	2005 2004 2003	$ $ $	419,250 370,833 268,750	$ $ $	— 248,430 84,580	(10)	$ $ $	55,709 68,236 11,377	(9) (9) (9)	— 125,651 —	$ $ $	2,422 2,423 2,423	(2) (2) (2)

Kathleen C. Wolf Executive Vice President / Administration	2005 2004 2003	$ $ $	368,100 335,875 212,690	$ $ $	— 229,320 75,690	(12)	$ $ $	47,565 57,107 17,969	(11) (11) (11)	— 94,238 —	$ $ $	7,462 8,463 8,463	(2) (2) (2)

(1)	Represents $27,006 in 2003 and $27,261 in each of 2004 and 2005 for an automobile allowance; personal tax and accounting services valued at $25,000 for each of 2003, 2004 and 2005; $3,957 in 2003, $4,900 in 2004 and $5,326 in 2005 of paid health insurance premiums; and $4,934 of tax gross ups in 2005.
(2)	Represents whole life insurance premiums paid on behalf of Mr. Hulseman, Mr. Whaley, Ms. Marks and Ms. Wolf.
(3)	Represents personal tax and accounting services valued at $25,000 for each of 2003, 2004 and 2005; and $3,957 in 2003, $4,900 in 2004 and $5,326 in 2005 of paid health insurance premiums.
(4)	On August 4, 1999, we extended an interest free loan in the amount of $1.7 million to Mr. Whaley pursuant to his previous employment agreement. The employment agreement provides for the loan to be repaid out of the net proceeds of Mr. Whaley’s annual bonuses through August 3, 2009. To the extent that Mr. Whaley’s annual bonus falls below the amount corresponding to the annual prorated portion of the initial principal amount of the loan (as was the case in 2005), the employment agreement provides that the loan will be forgiven as if a bonus in the amount of that annual prorated portion had been paid. The amount shown in the table above represents the amount of the loan forgiven for 2005.

(5)	For 2005, represents $102,974 of reimbursement for vacation expenses; $82,565 of tax gross-ups; $29,591 reflecting the market rate of interest on an interest-free loan granted to Mr. Whaley (see Item 13. Certain Relationships and Related Transactions); a $20,757 automobile allowance; $4,000 granted as a scholarship for Mr. Whaley’s child pursuant to the Company’s policy of granting higher education scholarships to children of employees who have worked for more than five years at the Company; $5,326 of paid health insurance premiums; $2,518 of reimbursement for health club fees; and $104,175 for personal use of a chartered aircraft.
(6)	For 2004, represents $88,572 of reimbursement for vacation expenses; $75,250 of tax gross-ups; $21,039 reflecting the market rate of interest on an interest-free loan granted to Mr. Whaley (see Item 13. Certain Relationships and Related Transactions); a $19,688 automobile allowance; $4,000 granted as a scholarship for Mr. Whaley’s child pursuant to the Company’s policy of granting higher education scholarships to children of employees who have worked for more than five years at the Company; $4,962 of paid health insurance premiums; and $1,932 of reimbursement for health club fees.
(7)	For 2003, represents a $343,958 performance-based annual bonus earned in the year ended December 31, 2003 and a deferred benefit in the amount of $493,602 accrued during the year ended December 31, 2003.
(8)	For 2003, represents $96,304 of reimbursement for vacation expenses; $85,797 of tax gross-ups; $19,910 reflecting the market rate of interest on an interest-free loan granted to Mr. Whaley (see Item 13. Certain Relationships and Related Transactions); a $19,862 automobile allowance; $5,000 granted as a scholarship for Mr. Whaley’s child pursuant to the Company’s policy of granting higher education scholarships to children of employees who have worked for more than five years at the Company; $4,063 of paid health insurance premiums; and $1,748 of reimbursement for health club fees.
(9)	Represents $34,388 in 2004 and $26,223 in 2005 of reimbursement for vacation expenses; $5,804 in 2003, $6,026 in 2004 and $4,208 in 2005 of an automobile allowance; $4,063 in 2003, $4,962 in 2004 and $5,326 in 2005 of paid health insurance premiums; $1,510 in 2003, $22,860 in 2004 and $18,800 in 2005 of tax gross-ups; and $1,152 of reimbursement for health club fees in 2005.
(10)	For 2003, represents a $63,375 performance-based annual bonus earned in the year ended December 31, 2003 and a deferred benefit in the amount of $21,205 accrued during the year ended December 31, 2003.
(11)	Represents $21,663 in 2004 and $13,011 in 2005 of reimbursement for vacation expenses; $10,459 in 2003, $13,862 in 2004 and $14,707 in 2005 for an automobile allowance; $2,235 in 2003, $2,679 in 2004 and $4,194 in 2005 of paid health insurance premiums; $5,275 in 2003, $18,903 in 2004 and $14,388 in 2005 of tax gross-ups; and $1,265 of reimbursement for health club fees in 2005.
(12)	For 2003, represents a $58,500 performance-based annual bonus earned in the year ended December 31, 2003 and a deferred benefit in the amount of $17,190 accrued during the year ended December 31, 2003.

There were no individual grants of stock options made to the named executive officers in 2005 under SCIC’s Management Investment and Incentive Compensation Plan.

The following table contains information relating to the number of exercisable stock options held by the named executive officers, as well as the number and value of their unexercised options as of January 1, 2006.

	Number of securities underlying unexercised options at January 1, 2006		Value of unexercised in-the-money options at January 1, 2006 (1)
Name	Exercisable	Unexercisable
Robert L. Hulseman	—	—	—
John F. Hulseman	—	—	—
Ronald L. Whaley	113,086	263,867	—
Susan H. Marks	37,695	87,956	—
Kathleen C. Wolf	28,271	65,967	—

(1)	At January 1, 2006, there were no exercisable or unexercisable options in-the-money.

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

During 2004, Mr. Whaley, Ms. Marks and Ms. Wolf, converted amounts formerly accrued to deferred compensation accounts pursuant to the executive’s prior employment agreement with Solo Illinois into convertible preferred units (“CPUs”) issued under SCIC’s Management Investment and Incentive Compensation Plan. The CPUs are subject to all of the terms and conditions of the plan and a Convertible Preferred Unit Award Agreement between the executive and the Company. During 2004, Mr. Whaley converted his deferred compensation account into 1,907 CPUs, Ms. Marks converted her deferred compensation account into 32 CPUs, and Ms. Wolf converted her deferred compensation account into 27 CPUs. The CPUs are held for the account of the executive and generally entitle the executive to dividend equivalent rights as well as the right to participate in certain distributions, sales proceeds, redemption events and conversion rights to the same extent as the holders of SCIC’s convertible participating preferred shares. Upon a change in control or other liquidity event (or termination of an executive’s employment prior to a liquidity event), as such terms are defined in the plan, the executive will be entitled to receive a distribution of the CPUs, together with any accrued dividend equivalents, held for the account of the executive. Such distribution will generally be made in the form of SCIC’s convertible participating preferred shares on a one-for-one basis, or in the form of SCIC’s common stock, cash, or other marketable securities to the extent that the convertible participating preferred shares of SCIC are so converted in connection with the change in control or other liquidity event.

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended January 1, 2006, the entire board of directors of the Company determined executive compensation. None of our executive officers served as a director or member of the compensation committee or other board committee performing equivalent functions of another corporation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of the Company’s outstanding capital stock is owned by its parent company, SCIC. The following table presents the beneficial ownership of SCIC’s voting stock as of March 10, 2006 by the Company’s directors and named executive officers during the fiscal year ended January 1, 2006, by the Company’s directors and executive officers as a group and by other persons that beneficially own in excess of 5% of SCIC’s voting stock. As of March 10, 2006, 10,425,100 shares of common stock of SCIC and 240,967 shares of convertible participating preferred stock (“CPPS”) of SCIC were outstanding.

All persons listed in the table below have sole voting and investment power with respect to their shares, except as indicated otherwise. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Solo Cup Company, 1700 Old Deerfield Road, Highland Park, Illinois 60035. Beneficial ownership is determined in accordance with the rules of the SEC under which, in general, persons having voting or investment power with respect to a security are beneficial owners of that security. Shares of capital stock issuable pursuant to options or convertible securities, to the extent those options or convertible securities are exercisable or convertible, as applicable, within 60 days as of March 10, 2006, are treated as beneficially owned and outstanding for the purpose of computing the percentage ownership of the person holding the option or convertible security, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Common Stock				Convertible Participating Preferred Stock		Stock Options Exercisable Within 60 Days
Name of Beneficial Owner	Shares Beneficially Owned		Percent of Class Beneficially Owned		Shares Beneficially Owned	Percent of Class Beneficially Owned
SCC Holding Company LLC(1)	10,425,100		100.0	%(2)	—	—	—
Vestar Capital Partners IV, L.P. and affiliates(3)	5,071,200	(4)	32.7	%(4)	240,000	99.6%	—
Robert L. Hulseman(5)	10,425,100		100.0	%(2)	—	—	—
Ronald L. Whaley(6)	113,086	(7)		*	—	—	113,086
John F. Hulseman(5)	10,425,100		100.0	%(2)	—	—	—
Susan H. Marks(6)	39,111	(8)		*	67	*	37,695
Kathleen C. Wolf(6)	31,969	(8)		*	175	*	28,271
Sheila M. Hulseman(9)	10,425,100		100.0	%(2)	—	—	—
Georgia M. Hulseman(10)	10,425,100		100.0	%(2)	—	—	—
Daniel S. O’Connell(3)	5,071,200	(4)	32.7	%(4)	240,000	99.6%	—
John R. Woodard(3)	5,071,200	(4)	32.7	%(4)	240,000	99.6%	—
All directors and executive officers as a group (14 persons)(3)(4)(5)(8)(9)(10)	15,801,520	(11)	100.0%		240,842	100.0%	287,428

*	Indicates less than 1% ownership.
(1)	Each of Robert L. and John F. Hulseman hold 50% of the voting membership interests of SCC Holding Company LLC.
(2)	If the issued and outstanding shares of CPPS convert into shares of common stock, this percentage would decrease to 67.2%.
(3)

Vestar Capital Partners IV, L.P. owns 216,071 shares of CPPS, Vestar Cup Investment, LLC owns 18,929 shares of CPPS and Vestar Cup Investment II, LLC owns 5,000 shares of CPPS. Vestar Capital Partners IV, L.P. is the managing member of both Vestar Cup Investment, LLC and Vestar Cup Investment II, LLC. Vestar Capital Partners IV, L.P. is a Delaware limited partnership the general partner of which is Vestar Associates IV, L.P., a Delaware limited partnership. The general partner of Vestar Associates IV, L.P. is

Vestar Associates Corporation IV, a Delaware corporation. The board of directors of Vestar Associates Corporation IV consists solely of Daniel S. O’Connell, who also serves as its President and Chief Executive Officer. John R. Woodard serves as a Managing Director of Vestar Associates Corporation IV, Vestar Cup Investment II, LLC and Vestar Cup Investment, LLC. In their roles as directors and/or officers of these entities, Mr. O’Connell, and Mr. Woodard may be deemed to share beneficial ownership of Vestar Capital Partners IV, L.P.’s shares of SCIC common stock and CPPS. Each of Mr. O’Connell and Mr. Woodard disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein. The address of Vestar Capital Partners IV, L.P. is 245 Park Avenue, 41st Floor, New York, New York 10167.

(4)	Represents beneficial ownership of shares of common stock issuable upon conversion of the CPPS.
(5)	Each of Robert L. and John F. Hulseman hold 50% of the voting membership interests of SCC Holding Company LLC and, as a result, may be deemed to beneficially own the shares of SCIC common stock held by SCC Holding Company LLC. Each of Robert L. and John F. Hulseman disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein.
(6)	In 2004, Mr. Whaley, Ms. Marks and Ms. Wolf converted amounts formerly accrued to their deferred compensation accounts with Solo Illinois pursuant to their prior employment agreements into CPUs, with terms and conditions as set forth in the executive’s CPU award agreement, as follows: Mr. Whaley—1,907; Ms. Marks – 32; and Ms. Wolf – 27. These units are not reflected as shares owned in the table above. See Item 11. Executive Compensation. for additional detail.
(7)	Includes beneficial ownership of shares of common stock issuable upon exercise of stock options exercisable within 60 days of March 10, 2006.
(8)	Includes beneficial ownership of shares of common stock issuable upon exercise of stock options exercisable within 60 days of March 10, 2006 and shares of common stock issuable upon conversion of CPPS.
(9)	Consists of shares owned by Robert L. Hulseman, Sheila M. Hulseman’s husband, which may be deemed to be beneficially owned by her. Sheila M. Hulseman disclaims beneficial ownership of those shares except to the extent of her pecuniary interest therein.
(10)	Consists of shares owned by John F. Hulseman, Georgia M. Hulseman’s husband, which may be deemed to be beneficially owned by her. Georgia M. Hulseman disclaims beneficial ownership of those shares except to the extent of her pecuniary interest therein.
(11)	Includes 5,088,992 shares of common stock issuable upon conversion of the CPPS.

Item 13. Certain Relationships and Related Transactions.

Robert L. Hulseman, who is John F. Hulseman’s brother and the husband of Sheila M. Hulseman, is the Chairman and Chief Executive Officer of Solo Cup Company (“Solo Delaware” or the “Company”). John F. Hulseman, who is Robert L. Hulseman’s brother and the husband of Georgia S. Hulseman, is the Vice Chairman of Solo Delaware. Robert L. and John F. Hulseman also each hold 50% of the voting membership interests of SCC Holding Company LLC, which owns 67.2% of the voting stock of SCIC, the parent company of Solo Delaware. In addition, Robert L., Sheila M., John F. and Georgia S. Hulseman are directors of Solo Delaware.

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

The Company retains as consultants from time to time various children of Robert L. and Sheila M. Hulseman and of John F. and Georgia S. Hulseman. These consultants receive consulting fees from the Company and health insurance at the Company’s expense. During 2005, the Company retained as consultants six children of Robert L. and Sheila M. Hulseman and five children of John F. and Georgia S. Hulseman, paying aggregate consulting fees and benefits of approximately $206,000 in 2005 in connection with these consulting arrangements. In 2004, Solo Illinois declared a dividend for the benefit of the shareholders of its common stock, of which $386,933 of dividends were paid in the 2005 fiscal year.

The Company currently employs Robert L. and Sheila M. Hulseman’s son, Paul J. Hulseman, as Senior Vice President, Wheeling facility. In this capacity, he received salary, bonus (for 2004) and benefits of approximately $405,200 in 2005. The Company currently employs Robert L. and Sheila M. Hulseman’s son, Thomas J. Hulseman, as a marketing director. In this capacity, he received salary, bonus (for 2004) and benefits of approximately $249,000 in 2005. The Company currently employs Robert L. and Sheila M. Hulseman’s son in law, Joseph P. Kovach, as a Vice President - Operations. In this capacity, he received salary, bonus (for 2004) and benefits of approximately $352,000 in 2005. The Company currently employs Robert L. and Sheila M. Hulseman’s son, Richard L. Hulseman, as a Vice President. In this capacity, he received salary, bonus (for 2004) and benefits of approximately $291,800 in 2005. The Company currently employs John F. and Georgia S. Hulseman’s son, James R. Hulseman, as Vice President, Global Quality Initiatives. In this capacity, he received salary, bonus (for 2004) and benefits of approximately $386,600 in 2005. The Company currently employs John F. and Georgia S. Hulseman’s son, John D. Hulseman, as a facility manager. In this capacity, he received salary and benefits of approximately $68,200 in 2005.

On February 27, 2004, Vestar, purchased for cash $240.0 million in convertible participating preferred stock (“CPPS”) of SCIC. As a result of Vestar’s ownership of the CPPS, which is convertible into SCIC common stock, Vestar controls 32.7% of the voting stock of SCIC.

Daniel S. O’Connell and John R. Woodard, two of the seven directors of each of SCIC and Solo Delaware were appointed by Vestar pursuant to the terms of the convertible participating preferred stock owned by Vestar. Mr. O’Connell is the President, Chief Executive Officer and sole director of Vestar Associates Corporation IV, the general partner of Vestar Associates IV, L.P., the general partner of Vestar Capital Partners IV, L.P. Mr. Woodard serves as a Managing Director of Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC and Vestar Associates Corporation IV. In February 2006, John R. Woodard replaced Norman W. Alpert as a Vestar-appointed director. Mr. Alpert serves as a managing Director of Vestar Capital Partners.

In connection with its $240.0 million equity investment, Vestar entered into a preferred stock purchase agreement with SCIC; a stockholders’ agreement with SCIC, Solo Cup Company, SCC Holding Company LLC and other stockholders of SCIC; a registration rights agreement with SCIC and SCC Holding Company LLC and other stockholders of SCIC; and a management agreement with SCIC and Solo Cup Company. Pursuant to the management agreement, SCIC and Solo Delaware paid Vestar in 2005 an annual advisory fee of $800,000, plus $62,857 for reimbursement of its out-of-pocket expenses.

On August 4, 1999, we extended an interest free loan in the amount of $1.7 million to Ronald L. Whaley, our President and Chief Operating Officer, pursuant to his previous employment agreement. The employment agreement provides for the loan to be repaid out of the net proceeds of Mr. Whaley’s annual bonuses through August 3, 2009. To the extent that Mr. Whaley’s annual bonus falls below the amount corresponding to the annual prorated portion of the initial principal amount of the loan, the employment agreement provides that the loan will be forgiven as if a bonus in the amount of that annual prorated portion had been paid. As of January 1, 2006, the outstanding principal amount of the loan was $639,000. The largest outstanding principal balance of the loan during fiscal year 2005 was $852,000.

The Company from time to time provides funds to Mr. Whaley with respect to business expenses. To the extent such amounts exceed business expenses actually incurred, they are deemed advances to be repaid to the Company.

During 2005, Solo Delaware performed various functions free of charge on behalf of the holders of Solo Illinois’s voting and nonvoting stock, comprising Robert L. and John F. Hulseman and their respective children, including preparation of personal income tax returns and accounting and tax return preparation for the Solo Cup Foundation. The amounts attributed to these services are included in the amounts listed as benefits in the Summary Compensation Table in Item 11. Executive Compensation.

In 2005, the Company paid $25,194 for materials and services from entities owned by members of the Hulseman family.

Item 14. Principal Accountant Fees and Services.

Relationship with Independent Registered Public Accounting Firm

KPMG LLP has served as the independent registered public accounting firm for the Company since 2002. Since July 13, 2004, when the Company became a registrant, the Board of Directors has pre-approved all audit and non-audit services provided by KPMG LLP. KPMG LLP’s fees for the years ended January 1, 2006 and December 31, 2004 were as follows (in thousands):

	For the year ended January 1, 2006	For the year ended December 31, 2004
Audit Fees (1)	$1,880	$1,896
Audit Related Fees (2)	190	4,241
Tax Fees (3)	17	158
All Other Fees	—	—

Total	$2,087	$6,295

(1)	Audit Fees consisted of work performed for the audit of financial statements, quarterly financial statement reviews, statutory audits, and filings with the Securities and Exchange Commission.
(2)	Audit Related Fees consisted of services that are traditionally performed by the independent auditor, including employee benefit plan audits and due diligence related to mergers, acquisitions and other matters, as well as the S-4 registration statement.
(3)	Tax Fees consisted of all services performed by the independent auditor’s tax personnel, except those related to the audit of financial statements.

The Board of Directors reviews all relationships between KPMG LLP and Solo Cup Company, including the provision of non-audit services, which may relate to the auditor’s independence. The Board of Directors’ pre-approval is required to retain KPMG LLP for any services and for the fees payable for such services.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Financial Statements:

See Item 8, “Financial Statements and Supplementary Data,” beginning on page 32 of this document.

2.	Financial Statement Schedules:

All schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Item 8.

3.	Exhibits:

See Index of Exhibits beginning on page 92 of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLO CUP COMPANY

By:	/s/ Susan H. Marks
Susan H. Marks Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: March 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

By:	/s/ Robert L. Hulseman Robert L. Hulseman Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 29, 2006

By:	/s/ Ronald L. Whaley Ronald L. Whaley President, Chief Operating Officer and Director	Date: March 29, 2006

By:	/s/ Susan H. Marks Susan H. Marks Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	Date: March 29, 2006

By:	/s/ Sheila M. Hulseman Sheila M. Hulseman Director	Date: March 29, 2006

By:	/s/ Daniel S. O’Connell Daniel S. O’Connell Director	Date: March 29, 2006

By:	/s/ John R. Woodard John R. Woodard Director	Date: March 29, 2006

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders of Solo Cup Company.

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-K OF SOLO CUP COMPANY

FOR THE YEAR ENDED JANUARY 1, 2006

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 22, 2003, by and among Solo Cup Company, Solo Acquisition Corp. and SF Holdings Group, Inc. (incorporated by reference from Exhibit 2.1 to the Form S-4 filed on June 24, 2004).

2.2	Amendment No. 1, dated as of February 27, 2004, to the Agreement and Plan of Merger, dated as of December 22, 2003, by and among Solo Cup Company, Solo Acquisition Corp. and SF Holdings Group, Inc. (incorporated by reference from Exhibit 2.2 to the Form S-4 filed on June 24, 2004).

3.1	Amended and Restated Certificate of Incorporation of Solo Cup Company, a Delaware corporation (incorporated by reference from Exhibit 3.1 to the Form S-4 filed on June 24, 2004).

3.2	Second Amended and Restated By-laws of Solo Cup Company, a Delaware corporation (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on June 24, 2005).

4.1	Indenture, dated as of February 27, 2004, by and among Solo Cup Company, a Delaware corporation, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Form S-4 filed on June 24, 2004).

4.2	Form of 81/2% Senior Subordinated Notes (incorporated by reference from Exhibit 4.2 to the Form S-4 filed on June 24, 2004).

4.3	First Supplemental Indenture dated as of June 18, 2004, by and among Solo Cup Company, a Delaware corporation, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.4 to the Form S-4 filed on June 24, 2004).

4.4	Certificate of Designations of Convertible Participating Preferred Stock of Solo Cup Investment Corporation (incorporated by reference from Exhibit 4.5 to the Form S-4 filed on June 24, 2004).

4.5	Certificate of Designations of Redeemable Preferred Stock of Solo Cup Investment Corporation (incorporated by reference from Exhibit 4.6 to the Form S-4 filed on June 24, 2004).

10.1	Solo Cup Investment Corporation 2004 Management Investment and Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 to the Form S-4 filed on June 24, 2004).*

10.2	Amendment No. 1, dated as of December 13, 2005, to the Solo Cup Investment Corporation 2004 Management Investment and Incentive Compensation Plan.*

10.3	Form of Solo Cup Investment Corporation Stock Option Award Agreement under the 2004 Management Investment and Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 to the Form S-4 filed on June 24, 2004).*

10.4	Form of Convertible Preferred Unit Award Agreement (incorporated by reference from Exhibit 10.3 to the Form S-4 filed on June 24, 2004).*

10.5	Plan Document and Summary Plan Description for Solo Management Company Benefit Plan (incorporated by reference from Exhibit 10.4 to the Form S-4 filed on June 24, 2004).*

10.6	Employment Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Ronald L. Whaley (incorporated by reference from Exhibit 10.5 to the Form S-4 filed on June 24, 2004).*

10.7	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Hans H. Heinsen (incorporated by reference from Exhibit 10.8 to the Form S-4 filed on June 24, 2004).*

10.8	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Susan H. Marks (incorporated by reference from Exhibit 10.10 to the Form S-4 filed on June 24, 2004).*

10.9	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Robert M. Korzenski (incorporated by reference from Exhibit 10.11 to the Form S-4 filed on June 24, 2004).*

10.10	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Thomas Pasqualini (incorporated by reference from Exhibit 10.12 to the Form S-4 filed on June 24, 2004).*

10.11	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Anil R. Shah (incorporated by reference from Exhibit 10.13 to the Form S-4 filed on June 24, 2004).*

10.12	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Kathleen C. Wolf (incorporated by reference from Exhibit 10.14 to the Form S-4 filed on June 24, 2004).*

10.13	Credit Agreement, dated as of February 27, 2004, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 10.15 to the Form S-4 filed on June 24, 2004).

10.14	Amendment No. 1, dated as of March 31, 2005, to the Credit Agreement, dated as of February 27, 2004, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on April 6, 2005).

10.15	Amendment No. 2, dated as of October 14, 2005, to the Credit Agreement, dated as of February 27, 2004, as amended, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on October 17, 2005).

10.16	Amendment No. 3, dated as of March 27, 2006, to the Credit Agreement, dated as of February 27, 2004, as amended, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein.

10.17	Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and Vestar Capital Partners (incorporated by reference from Exhibit 10.16 to the Form S-4 filed on June 24, 2004).

10.18	Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and SCC Holding Company LLC (incorporated by reference from Exhibit 10.17 to the Form S-4 filed on June 24, 2004).

10.19	Stockholders’ Agreement, dated as of February 27, 2004, among Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding Company LLC, Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and Ronald L. Whaley (Patrick H. Bye, Hans H. Heinsen, Robert M. Korzenski, Stephen R. LaHood, Susan H. Marks, Thomas Pasqualini, Anil R. Shah and Kathleen C. Wolf became parties to the Stockholders’ Agreement effective April 14, 2004 and Jan Stern Reed effective November 30, 2004, by executing a joinder agreement in the form of Exhibit 10.19) (incorporated by reference from Exhibit 10.18 to the Form S-4 filed on June 24, 2004).

10.20	Form of Joinder to Stockholders’ Agreement (incorporated by reference from Exhibit 10.19 to the Form S-4 filed on June 24, 2004).

10.21	Registration Rights Agreement, dated as of February 27, 2004, between Solo Cup Investment Corporation, SCC Holding Company LLC, Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, and Ronald L. Whaley (Patrick H. Bye, Hans H. Heinsen, Robert M. Korzenski, Stephen R. LaHood, Susan H. Marks, Thomas Pasqualini, Anil R. Shah and Kathleen C. Wolf became parties to the Stockholders’ Agreement effective April 14, 2004 and Jan Stern Reed effective November 30, 2004, by executing a joinder agreement in the form of Exhibit 10.21) (incorporated by reference from Exhibit 10.20 to the Form S-4 filed on June 24, 2004).

10.22	Form of Joinder to Registration Rights Agreement (incorporated by reference from Exhibit 10.21 to the Form S-4 filed on June 24, 2004).

10.23	Agreement entered into as of the first day of January 2002, by and between Solo Cup Company, an Illinois corporation, and DSC Logistics, Inc. (incorporated by reference from Exhibit 10.24 to the Form S-4 filed on June 24, 2004).

10.24	Credit Agreement dated as of September 24, 2004 between Lily Cups Inc. as Borrower and GE Canada Finance Holding Company as Agent and Lender (incorporated by reference from Exhibit 4.7 to the Form 10-Q filed on November 5, 2004).

10.25	Employment Agreement, dated as of November 30, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Jan Stern Reed (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on December 3, 2004).*

10.26	Settlement Agreement, dated as of February 16, 2005, between Solo Cup Company, an Illinois corporation, and DSC Logistics, Inc., an Indiana corporation (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on February 18, 2005).

14.1	Solo Cup Company’s Code of Business Conduct.

21	List of Subsidiaries of Solo Cup Company, a Delaware corporation.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Operating Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or a compensatory plan or agreement.