Form 10-Q
period 2006-04-02
Solo Cup CO
filed 2006-05-16
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the thirteen weeks ended April 2, 2006

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

The number of shares outstanding of the Registrant’s common stock as of May 16, 2006:

Common Stock, $0.01 par value - 100 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 2, 2006	January 1, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,057	$12,087
Cash in escrow	15,000	15,000
Accounts receivable:
Trade, less allowance for doubtful accounts of $5,681 and $4,812	247,623	252,046
Other	21,774	24,126
Inventories	418,774	380,720
Spare parts	37,106	36,712
Deferred income taxes	43,951	44,056
Prepaid expenses	9,275	11,577
Other current assets	4,931	5,875

Total current assets	809,491	782,199

Property, plant and equipment, net	745,774	756,185
Spare parts	12,652	12,389
Goodwill	240,413	240,030
Intangible assets, net	25,764	28,065
Deferred financing fees, net	28,374	26,790
Other assets	12,108	12,105

Total assets	$1,874,576	$1,857,763

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$183,221	$163,599
Accrued payroll and related costs	55,071	54,371
Accrued customer allowances	29,885	29,289
Accrued expenses and other current liabilities	31,431	40,826
Short-term debt	4,574	5,546
Current maturities of long-term debt	8,720	8,726
Income taxes payable	2,333	2,667

Total current liabilities	315,235	305,024

Long-term debt, net of current maturities	1,073,668	1,029,009
Deferred income taxes	12,327	28,059
Pensions and other postretirement benefits	72,995	74,374
Other liabilities	10,373	10,008

Total liabilities	1,484,598	1,446,474
Shareholder’s equity:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	258,109	258,049
Retained earnings	131,215	153,302
Accumulated other comprehensive income (loss)	654	(62)

Total shareholder’s equity	389,978	411,289

Total liabilities and shareholder’s equity	$1,874,576	$1,857,763

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Thirteen weeks ended April 2, 2006	Three months ended March 31, 2005
Net sales	$563,981	$546,093
Cost of goods sold	512,719	497,598

Gross profit	51,262	48,495
Selling, general and administrative expenses	66,574	60,036
Restructuring expense	1,164	868
Loss on sale of property, plant and equipment	864	774

Operating loss	(17,340)	(13,183)

Interest expense, net of interest income of $98 and $89	20,379	17,073
Foreign currency exchange (gain) loss, net	(1,034)	807
Other (income) expense, net	127	(113)

Loss before income taxes and minority interest	(36,812)	(30,950)

Income tax benefit	(14,725)	(12,380)
Minority interest	—	(2)

Net loss	$(22,087)	$(18,568)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder’s equity
	Shares	Amount
Balance at January 1, 2006	100	$—	$258,049	$153,302	$(62)	$411,289
Net loss (Unaudited)	—	—	—	(22,087)	—	(22,087)
Compensation expense on CPUs (Unaudited)	—	—	60	—	—	60
Foreign currency translation adjustment (Unaudited)	—	—	—	—	516	516
Unrealized investment gain, net of tax of $30 (Unaudited)	—	—	—	—	43	43
Unrealized gain on cash flow hedge, net of tax of $98 (Unaudited)	—	—	—	—	157	157

Balance at April 2, 2006 (Unaudited)	100	$—	$258,109	$131,215	$654	$389,978

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Thirteen weeks ended April 2, 2006	Three months ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,087)	$(18,568)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,710	25,587
Deferred finance fee amortization	1,132	1,226
Loss on sale of property, plant and equipment	864	774
Asset impairment	125	—
Minority interest	—	(2)
Deferred income taxes	(15,810)	(12,669)
Foreign currency (gain) loss	(1,034)	807
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	7,263	(15,806)
Inventories	(37,905)	(25,019)
Prepaid expenses and other current assets	1,524	1,645
Other assets	(8)	4,267
Accounts payable	19,659	29,038
Accrued expenses and other current liabilities	(5,742)	(22,766)
Other liabilities	(3,825)	(2,573)
Other, net	275	135

Net cash used in operating activities	(29,859)	(33,924)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(13,516)	(16,283)
Proceeds from sale of property, plant and equipment	1,334	5,614

Net cash used in investing activities	(12,182)	(10,669)
CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings (repayments) under revolving credit facilities	(33,114)	49,429
Borrowings under term notes	80,000	—
Contribution of capital from parent	—	100
Repayments of term notes	(2,042)	(2,406)
Repayments of other debt	(1,155)	(2,233)
Debt issuance costs	(2,716)	(1,046)
Increase in restricted cash	—	1,905

Net cash provided by financing activities	40,973	45,749
Effect of exchange rate changes on cash	38	(36)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,030)	1,120
CASH AND CASH EQUIVALENTS, beginning of period	12,087	15,855

CASH AND CASH EQUIVALENTS, end of period	$11,057	$16,975

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$26,499	$24,633

Income taxes paid	$1,412	$2,989

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

As used in these notes, unless the context otherwise requires, the “Company” shall refer to Solo Cup Company, a Delaware corporation (“Solo Delaware”) which is the holding company for Solo Cup Operating Corporation, a Delaware corporation (“SCOC”). The Company is a wholly owned subsidiary of Solo Cup Investment Corporation, a Delaware corporation (“SCIC”). SCC Holding Company LLC, a Delaware limited liability company (“SCC Holding”) and Vestar Capital Partners (“Vestar”) own 67.2% and 32.7% of SCIC, respectively. Company management holds the remaining 0.1% of SCIC.

On June 21, 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from the year ended December 31 to the 52- or 53-week period ending on the last Sunday in December. The fiscal quarters for 2006 are the thirteen weeks ending April 2, 2006, July 2, 2006, October 1, 2006 and December 31, 2006.

The information included in the accompanying interim consolidated financial statements of the Company is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for these periods. Results for the interim periods are not necessarily indicative of results expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended January 1, 2006 included in its 2005 annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2006.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on previously reported net income (loss).

(2) ACQUISITIONS

On February 27, 2004, with an effective date of February 22, 2004, the Company consummated the purchase of 100.0% of the issued and outstanding capital stock of SF Holdings (the “SF Holdings Acquisition”). SF Holdings was one of the largest converters and marketers of plastic and paper disposable foodservice and food packaging products in North America.

The aggregate purchase price was $917.2 million of which $15.0 million is being held in an escrow account pending the final working capital adjustment and resolution of claims for indemnification. The $15.0 million held in escrow is not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved. See Note 15 with regard to a subsequent event in connection with the $15.0 million held in escrow. The consideration was applied to the purchase of all common stock and common stock equivalents of SF Holdings, as well as the repayment of all outstanding debt of SF Holdings and the repurchase and cancellation of its preferred stock. In addition, the Company purchased from a lessor certain leased manufacturing equipment and other assets that SF Holdings uses in its operations for an aggregate purchase price of $209.1 million, plus $8.0 million of accrued rent on the leases and the payment of documentation expenses. These amounts are included in the $917.2 million of aggregate consideration paid.

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

The finalization of the purchase price is pending adjustments to working capital and resolution of claims for indemnification. See Note 15.

(3) ASSETS HELD FOR SALE

In the fourth quarter of 2005, management approved a plan to find a buyer for a plant located in Shreveport, Louisiana, which was closed in connection with the integration of SF Holdings. The net book value of approximately $2.5 million is classified in other current assets in the Company’s Consolidated Balance Sheets as of April 2, 2006 and January 1, 2006.

In the first half of 2005, management approved a plan to find a buyer for three plants closed in connection with the integration of SF Holdings. One of these plants, which was located in Chicago, Illinois (“96th Street”), was sold and leased back in September 2005. The lease expired prior to January 1, 2006. In the fourth quarter of 2005 and the first quarter of 2006, the Company recognized impairment losses of $1.3 million and $0.1 million, respectively, to adjust the carrying value of the second plant, located in Williamsburg, Pennsylvania. Impairment losses on assets held for sale are included in other (income) expense, net in the Company’s Consolidated Statements of Operations. The total carrying value of the Williamsburg plant and the third plant, located in Chicago, Illinois (East End), of approximately $1.5 million is classified in other current assets in the Company’s Consolidated Balance Sheet as of April 2, 2006.

In the third quarter of 2004, management approved a plan to sell the property for a plant located in Augusta, Georgia, which was closed in connection with the integration of SF Holdings. The carrying value of approximately $1.4 million is classified in other current assets in the Company’s Consolidated Balance Sheet as of January 1, 2006. The property was sold in March 2006.

(4) INVENTORIES

The components of inventories are as follows (in thousands):

	April 2, 2006	January 1, 2006
Finished goods	$318,579	$276,456
Work in process	17,342	15,490
Raw materials and supplies	82,853	88,774

Total inventories	$418,774	$380,720

(5) PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s major classes of property, plant and equipment are as follows (in thousands):

	April 2, 2006	January 1, 2006
Land	$49,343	$49,306
Buildings and improvements	299,208	296,903
Machinery and equipment	930,662	918,724
Construction in progress	16,719	20,810

Total property, plant and equipment	1,295,932	1,285,743
Less accumulated depreciation	(550,158)	(529,558)

Property, plant and equipment, net	$745,774	$756,185

Depreciation of property, plant and equipment was $23.4 million and $23.3 million for the thirteen weeks ended April 2, 2006 and the three months ended March 31, 2005, respectively. Capitalized interest was $0.3 million and $0.1 million for the thirteen weeks ended April 2, 2006 and the three months ended March 31, 2005, respectively.

(6) GOODWILL AND INTANGIBLE ASSETS

The following are the carrying values of goodwill by business segment (in thousands):

	North America	Europe	Asia – Pacific	Total
Balance at January 1, 2006	$202,911	$36,922	$197	$240,030
SF Holdings Acquisition	(59)	—	—	(59)
Translation adjustment	2	440	—	442

Balance at April 2, 2006	$202,854	$37,362	$197	$240,413

The gross carrying amount of nonamortizable intangible assets in the Asia-Pacific business segment as of April 2, 2006 and January 1, 2006 was $0.1 million. The following are the carrying values of amortizable intangible assets (in thousands):

	April 2, 2006		January 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks and trade names	$22,200	$9,265	$22,200	$8,155
Manufacturing technology	21,100	8,792	21,100	7,737
Patents, licenses and other	1,771	1,329	1,771	1,193

	$45,071	$19,386	$45,071	$17,085

Amortization expense related to intangible assets was $2.3 million during both the thirteen weeks ended April 2, 2006 and the three months ended March 31, 2005. The estimated annual amortization expense of intangibles presently owned by the Company is approximately $6.8 million for the remainder of 2006, $8.7 million for 2007, $8.7 million in 2008 and $1.5 million in 2009.

(7) DEBT

Short-term debt and long-term debt, including amounts payable within one year, are as follows (in thousands):

	April 2, 2006	January 1, 2006
Short-term debt:
Yen-denominated short-term bank borrowings	$4,574	$5,546

Long-term debt:
8.5% Senior Subordinated Notes	$325,000	$325,000
First Lien Facility – Term Loan	637,000	638,625
First Lien Facility – Revolver	23,800	61,700
Second Lien Facility	80,000	—
Canadian Credit Facility – Term Loan	9,089	9,514
Canadian Credit Facility – Revolver	5,187	449
Capital lease obligations	2,312	2,447

Total long-term debt	1,082,388	1,037,735
Less - Current maturities of long-term debt	8,720	8,726

Long-term debt, net of current maturities	$1,073,668	$1,029,009

Second Lien Facility

On March 31, 2006, the Company and SCIC entered into a second lien credit agreement (“Second Lien Facility”). The Second Lien Facility provided a secured term loan facility in the amount of $80 million (“Second Term Loan”). The Second Term Loan bears interest, at the option of the Company, at a rate equal to LIBOR plus 4.50% per annum; or 3.50% per annum plus the higher of (a) the Bank of America prime rate or (b) the Federal Funds rate plus  1/2 of one percentage point. The principal amount will be due upon maturity in February 2012. The proceeds of the Second Term Loan were used to reduce amounts outstanding under the Company’s domestic revolving credit facility under its First Lien Facility, described below. As of April 2, 2006, the interest rate on the Second Lien Facility was 11.25%.

First Lien Facility

Effective March 27, 2006, the Company and SCIC entered into an agreement (“Amendment No. 3”) to amend its Credit Agreement dated February 27, 2004, as amended by Amendment No. 1, dated as of March 31, 2005, and by Amendment No. 2, dated as of October 14, 2005, collectively, the “First Lien Facility”. Amendment No. 3 was necessary to permit the Company to enter into the Second Lien Facility. Amendment No. 3 also revised the ratios of the financial covenants that the Company is required to maintain by allowing lower ratios in certain quarters of Consolidated EBITDA to Consolidated Cash Interest Expense, and by allowing higher ratios in certain quarters of Average Total Debt to Consolidated EBITDA.

As of April 2, 2006, the weighted average annual interest rate applicable to Eurodollar rate loans was 6.60% and the weighted average annual interest rate applicable to base rate loans was 9.20%. During the thirteen weeks ended April 2, 2006, the weighted average annual interest rate for the First Lien Facility was 6.71%. As of April 2, 2006, the interest rate on the term loan facility was 6.83% and the interest rate on the revolving credit facility was 9.50%. As of April 2, 2006, $107.8 million was available under the First Lien Facility.

Canadian Credit Facility

Borrowings under the revolving credit facility bear interest at the Canadian prime rate plus 0.50% or Canadian bankers acceptance rate plus 1.75%, at the Company’s option. Term loan borrowings bear interest at the Canadian prime rate plus 0.75% or Canadian bankers acceptance rate plus 2.00%, at the Company’s option. As of April 2, 2006, borrowings under the revolving credit facility and the term loan carried effective interest rates of 5.62% and 5.87%, respectively. As of April 2, 2006, CAD $7.3 million (approximately $6.2 million) was available under the Canadian revolving credit facility.

(8) LEASES

The Company leases certain transportation vehicles, warehouse and office facilities, and machinery and equipment under both cancelable and non-cancelable operating leases, most of which expire within eighteen years and may be renewed by the Company. The full amount of lease rental payments is charged to expense using the straight-line method over the term of the lease. Future minimum rental commitments under non-cancelable operating leases in effect at April 2, 2006 are as follows (in thousands):

Remainder of 2006	$23,988
2007	27,143
2008	23,211
2009	21,701
2010	19,752
Thereafter	185,328

Total minimum lease payments	$301,123

(9) DERIVATIVES AND HEDGING ACTIVITIES

The First Lien Facility requires the Company to fix the interest rate for a portion of the borrowings. Accordingly, on March 10, 2004, to limit the variability of a portion of the interest payments under the First Lien Facility, the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $180.0 million. Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments; thereby fixing the rate on a portion of the outstanding debt. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 2.375% to 2.376%. The swap agreements extend through March 31, 2007. The fair value of these swap agreements was $4.9 million and $5.2 million as of April 2, 2006 and January 1, 2006, respectively. They are accounted for as cash flow hedges and their fair value is included in other assets in the Company’s Consolidated Balance Sheets.

On March 31, 2005, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million. Under this agreement, the Company receives variable interest rate payments when the three-month Eurodollar rate rises above 5.0%. This interest rate cap agreement expired on March 31, 2006.

On June 23, 2005, the Company entered into a forward-starting receive-variable, pay-fixed interest rate swap with a notional amount of $50.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 4.25%. The swap agreement is effective from March 31, 2007 through March 31, 2010. As of April 2, 2006 and January 1, 2006, the fair value of this swap agreement was approximately $1.2 million and $0.7 million, respectively. It is accounted for as a cash flow hedge and its fair value is included in other assets in the Company’s Consolidated Balance Sheets.

On March 31, 2006, the Company entered into two receive-variable, pay-fixed interest rate swaps with identical terms and a combined notional amount of $70.0 million. The swap agreements are effective from March 31, 2006 through March 31, 2009. The notional amount varies throughout the term of the agreements. The combined notional amount decreases to $35.0 million on September 29, 2006, increases to $150.0 million on March 30, 2007, and decreases to $75.0 million on December 31, 2007 through maturity. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 5.15%. As of April 2, 2006, the fair values of these swap agreements were less than $10,000. They are accounted for as cash flow hedges and their fair values are included in other assets in the Company’s Consolidated Balance Sheet.

(10) PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans consists of the following (in thousands):

	Thirteen weeks ended April 2, 2006	Three months ended March 31, 2005
Pension Benefits
Service cost	$532	$427
Interest cost	1,485	1,461
Expected return on plan assets	(1,635)	(1,421)
Amortization of prior service cost	—	22
Amortization of net loss	17	—

Net periodic benefit cost	$399	$489

Other Postretirement Benefits
Service cost	$181	$205
Interest cost	473	533
Amortization of prior service cost	(1,032)	(1,032)
Amortization of net loss	207	226

Net periodic benefit cost (income)	$(171)	$(68)

As of April 2, 2006, $2.7 million of contributions had been made to the Company’s pension and other postretirement benefit plans. The Company presently anticipates contributing an additional $11.3 million to fund its pension and other postretirement benefit plans in 2006 for a total of $14.0 million.

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following (in thousands):

	Thirteen weeks ended April 2, 2006	Three months ended March 31, 2005
Net loss	$(22,087)	$(18,568)
Foreign currency translation adjustment	516	(1,723)
Unrealized investment gain, net of income taxes	43	100
Unrealized gain on cash flow hedge, net of income taxes	157	1,192

Comprehensive loss	$(21,371)	$(18,999)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	April 2, 2006	January 1, 2006
Foreign currency translation adjustments	$5,002	$4,486
Minimum pension liability adjustments, net of income taxes	(8,867)	(8,867)
Unrealized investment gain, net of income taxes	721	678
Unrealized gain on cash flow hedge, net of income taxes	3,798	3,641

Accumulated other comprehensive income (loss)	$654	$(62)

(12) SHARE-BASED PAYMENT

SCIC, the Company’s parent, has a management investment and incentive compensation plan for certain key employees of the Company. Under this plan, SCIC has reserved 1,450,000 shares of SCIC common stock, and 5,000 shares of convertible participating preferred stock (“CPPS”) for issuance. The accounting impact of this plan is recorded in the consolidated financial statements of the Company as the plan relates to employees of the Company.

During the second quarter of 2004, SCIC issued 3,283 Convertible Preferred Units (“CPUs”) to certain Company employees in settlement of $3.3 million of deferred compensation liabilities. The fair value of the CPUs granted by SCIC was linked to the fair market value of one share of CPPS. For CPUs, compensation expense is recognized periodically based on changes in the fair value of the CPU relative to the grant-date fair value of the CPU. During the thirteen weeks ended April 2, 2006 and the three months ended March 31, 2005, the Company recorded compensation expense and additional paid-in capital of $60 thousand and $89 thousand, respectively, reflecting dividends declared by SCIC on those instruments. CPUs do not have voting rights and are in certain circumstances convertible to SCIC common stock or CPPS. The issuance of CPUs by SCIC in settlement of deferred compensation liabilities of the Company totaling $3.3 million was recorded as additional paid-in capital in 2004. In the second quarter of 2005, as the result of an employee’s separation from the company, 1,267 of CPUs were canceled.

During 2004, SCIC granted to employees 1,249,257 options to purchase shares of SCIC common stock with an exercise price equal to the fair market value of the common stock at the date of grant of $47.32. Included in these grants were 499,698 options that are conditional upon the Company achieving certain defined performance targets. The time-based options vest over a period of four years and the performance-based options vest over a period of five years. All options expire 10 years after the grant date. During 2005, SCIC granted to employees of the Company 157,060 options to purchase shares of SCIC common stock with an exercise price of $47.32. These options have the same terms and conditions as the options granted in 2004. No options have been exercised to date. As of April 2, 2006, 226,988 time-based options were exercisable and none of the performance-based options were exercisable.

The following shows stock option activity for the two years ended April 2, 2006:

	Shares under option Time-based	Shares under option Performance-based	Total shares under option
December 31, 2004	749,558	499,699	1,249,257
Granted with exercise price less than or equal to the grant date fair value	94,240	62,820	157,060
Forfeited	(48,931)	(32,620)	(81,551)

January 1, 2006	794,867	529,899	1,324,766
Forfeited	(113,086)	(75,390)	(188,476)

April 2, 2006	681,781	454,509	1,136,290

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 “APB 25”. The Company adopted SFAS 123R on January 2, 2006 under the “prospective” method. Under the provisions of SFAS 123, the Company calculated its pro forma disclosure using the minimum value method, which excludes any effect of volatility on value; therefore, the prospective method of adopting SFAS 123R is required. Under the “prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted, modified, repurchased or cancelled after that date. Since the adoption of SFAS 123R, the Company has not granted, modified, repurchased or cancelled any options; therefore, no expense was recognized for stock options in the Company’s Statement of Operations during the thirteen weeks ended April 2, 2006.

(13) RELATED PARTY TRANSACTIONS

Robert L. Hulseman, who is John F. Hulseman’s brother and the husband of Sheila M. Hulseman, and who is the Chairman and Chief Executive Officer of the Company, received salary and benefits of $276,400 and $276,184 for the thirteen weeks ended April 2, 2006 and the three months ended March 31, 2005, respectively. John F. Hulseman, who is Robert L. Hulseman’s brother and the husband of Georgia S. Hulseman, and who is the Vice Chairman of the Company, received salary and benefits of $276,400 and $276,184 for the thirteen weeks ended April 2, 2006 and the three months ended March 31, 2005, respectively. Robert L. and John F. Hulseman each hold 50.0% of the voting membership interests of SCC Holding, which owns 67.2% of the voting stock of SCIC. In addition, Robert L., Sheila M., John F., and Georgia S. Hulseman and Robert M. Korzenski, the Company’s President and Chief Operating Officer, are directors of the Company. The Company does not pay any directors fees.

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

In the first quarter of 2004, the Company and SCIC entered into a management agreement with SCC Holding providing for, among other things, the payment by SCIC of an annual advisory fee of $2.5 million. At the same time, SCIC entered into a management agreement with Vestar pursuant to which SCIC will pay Vestar an $800,000 annual advisory fee, plus reimbursement of its expenses. Pursuant to these management agreements, the Company incurred $0.8 million of advisory fees to SCIC for the thirteen weeks ended April 2, 2006 and the three months ended March 31, 2005, respectively.

(14) SEGMENTS

The Company manages and evaluates its operations in three reportable segments: North America, Europe and Asia-Pacific. All of these segments produce a broad array of disposable food service products, which are available in paper, plastic and foam. The operating segments are managed separately based on the products and requirements of the different markets. North America includes all U.S. entities, Canada, Mexico, Corporate and Puerto Rico; Europe includes all U.K. entities; and Asia-Pacific includes all Japanese entities and Australia; Other includes Panama.

The accounting policies of the operating segments are the same as those described in Note 2 to the consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K. Segment operating results are measured based on operating income (loss). Intersegment net sales are accounted for on an arm’s length pricing basis.

No individual customer accounted for greater than 10% of consolidated net sales in fiscal years 2005 or 2004. It is not practical for the Company to report revenues from external customers for each product and service or each group of similar products.

(in thousands)	North America	Europe	Asia- Pacific	Other	Total Segments	Elimina- tions	Total
For the thirteen weeks ended April 2, 2006
Net sales from external customers	$524,687	$19,275	$20,970	$3,116	$568,048	$(4,067)	$563,981
Intersegment net sales	4,039	—	28	—	4,067	(4,067)	—
Operating income (loss)	(16,185)	(9)	(1,197)	280	(17,111)	(229)	(17,340)
Depreciation and amortization	24,793	824	1,067	158	26,842	—	26,842
Capital expenditures	13,069	145	255	47	13,516	—	13,516

For the three months ended March 31, 2005
Net sales from external customers	$506,199	$19,922	$22,759	$2,825	$551,705	$(5,612)	$546,093
Intersegment net sales	5,298	—	—	314	5,612	(5,612)	—
Operating income (loss)	(13,420)	891	(940)	240	(13,229)	46	(13,183)
Depreciation and amortization	24,401	947	1,307	158	26,813	—	26,813
Capital expenditures	14,750	386	931	216	16,283	—	16,283

At April 2, 2006
Total assets	$1,771,913	$81,207	$57,892	$8,508	$1,919,520	$(44,944)	$1,874,576

At January 1, 2006
Total assets	$1,750,501	$81,072	$61,980	$8,925	$1,902,478	$(44,715)	$1,857,763

(Continued)

(14) SEGMENTS (Continued)

(in thousands)	Thirteen weeks ended April 2, 2006
Revenues:
Total segments and other net sales	$568,048
Eliminations of intersegment net sales	(4,067)

Total consolidated net sales	$563,981

Operating loss:
Total segment operating loss	$(17,111)
Elimination of intersegment operating income	(229)
Interest expense, net of interest income of $98	(20,379)
Foreign currency exchange gain (loss), net	1,034
Other expense, net	(127)

Total consolidated loss before income taxes	$(36,812)

(in thousands)	At April 2, 2006
Assets:
Total segments	$1,919,520
Eliminations of intersegment receivables	(44,944)

Total consolidated assets	$1,874,576

(15) SUBSEQUENT EVENTS

In April 2006, the Company announced a restructuring program, which eliminated positions representing approximately 3% of its total workforce. The Company expects to complete these activities by the end of the fiscal year.

In May 2006, the Company received a neutral auditor’s final ruling on the SF Holdings Acquisition working capital adjustment that awarded $7.8 million (including interest) to the Company. The remaining cash in escrow of $7.2 million will be held by the Company pending the final resolution of claims for indemnification.

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

	Condensed Consolidated Balance Sheet April 2, 2006 (In thousands)
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,761	$5,296	$—	$11,057
Cash in escrow	15,000	—	—	15,000
Accounts receivable:
Trade	211,288	36,335	—	247,623
Other	28,079	—	(6,305)	21,774
Inventories	390,582	29,001	(809)	418,774
Deferred income taxes	42,192	1,759	—	43,951
Prepaid expenses and other current assets	46,114	5,198	—	51,312

Total current assets	739,016	77,589	(7,114)	809,491

Property, plant and equipment, net	678,514	67,260	—	745,774
Goodwill and intangible assets, net	265,684	493	—	266,177
Other assets	99,093	4,319	(50,278)	53,134

Total assets	$1,782,307	$149,661	$(57,392)	$1,874,576

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$160,927	$28,568	$(6,274)	$183,221
Accrued expenses and other current liabilities	103,075	15,645	—	118,720
Short-term debt	—	4,574	—	4,574
Current maturities of long-term debt	6,500	2,220	—	8,720

Total current liabilities	270,502	51,007	(6,274)	315,235
Long-term debt, net of current maturities	1,059,300	14,368	—	1,073,668
Deferred income taxes	8,558	3,769	—	12,327
Other liabilities	63,330	20,038	—	83,368

Total liabilities	1,401,690	89,182	(6,274)	1,484,598

Shareholder’s equity:
Common stock	—	2,114	(2,114)	—
Additional paid-in capital	258,109	39,168	(39,168)	258,109
Retained earnings	125,512	15,539	(9,836)	131,215
Accumulated other comprehensive income (loss)	(3,004)	3,658	—	654

Total shareholder’s equity	380,617	60,479	(51,118)	389,978

Total liabilities and shareholder’s equity	$1,782,307	$149,661	$(57,392)	$1,874,576

(Continued)

(16) GUARANTOR NOTE (Continued)

	Condensed Consolidated Balance Sheet January 1, 2006 (In thousands)
	Guarantor	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,038	$5,049	$—	$12,087
Cash in escrow	15,000	—	—	15,000
Accounts receivable:
Trade	212,758	39,288	—	252,046
Other	36,401	—	(12,275)	24,126
Inventories	355,320	25,996	(596)	380,720
Deferred income taxes	42,192	1,864	—	44,056
Other current assets	48,898	5,266	—	54,164

Total current assets	717,607	77,463	(12,871)	782,199

Property, plant and equipment, net	686,968	69,217	—	756,185
Goodwill and intangible assets	267,604	491	—	268,095
Other assets	97,602	3,960	(50,278)	51,284

Total assets	$1,769,781	$151,131	$(63,149)	$1,857,763

Liabilities and Shareholder’s Equity

Current liabilities:
Accounts payable	$141,277	$34,637	$(12,315)	$163,599
Accrued expenses and other current liabilities	113,632	13,521	—	127,153
Short-term debt	—	5,546	—	5,546
Current maturities of long-term debt	6,500	2,226	—	8,726

Total current liabilities	261,409	55,930	(12,315)	305,024

Long-term debt, less current maturities	1,018,825	10,184	—	1,029,009
Deferred income taxes	24,258	3,801	—	28,059
Other liabilities	62,052	22,330	—	84,382

Total liabilities	1,366,544	92,245	(12,315)	1,446,474

Shareholder’s equity:
Common stock	—	2,114	(2,114)	—
Additional paid-in capital	258,049	39,168	(39,168)	258,049
Retained earnings	148,661	14,193	(9,552)	153,302
Accumulated other comprehensive loss	(3,473)	3,411	—	(62)

Total shareholder’s equity	403,237	58,886	(50,834)	411,289

Total liabilities and shareholder’s equity	$1,769,781	$151,131	$(63,149)	$1,857,763

(Continued)

(16) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Thirteen weeks ended April 2, 2006 (In thousands)
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$520,157	$63,880	$(20,056)	$563,981
Cost of goods sold	476,597	55,874	(19,752)	512,719

Gross profit	43,560	8,006	(304)	51,262

Selling, general and administrative expenses	61,427	5,167	(20)	66,574
Restructuring expense	1,164	—	—	1,164
Loss on sale of property, plant and equipment	723	141	—	864

Operating income (loss)	(19,754)	2,698	(284)	(17,340)

Interest expense, net	19,883	496	—	20,379
Foreign currency exchange (gain) loss, net	(698)	(336)	—	(1,034)
Other (income) expense, net	125	2	—	127

Income (loss) before income taxes	(39,064)	2,536	(284)	(36,812)
Income tax (benefit) provision	(15,915)	1,190	—	(14,725)

Net income (loss)	$(23,149)	$1,346	$(284)	$(22,087)

	Consolidated Statement of Operations Three months ended March 31, 2005 (In thousands)
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$501,657	$57,546	$(13,110)	$546,093
Cost of goods sold	460,198	50,112	(12,712)	497,598

Gross profit	41,459	7,434	(398)	48,495

Selling, general and administrative expenses	54,343	5,719	(26)	60,036
Restructuring expense	868	—	—	868
Loss on sale of property, plant and equipment	768	6	—	774

Operating income (loss)	(14,520)	1,709	(372)	(13,183)

Interest expense, net	16,754	319	—	17,073
Foreign currency exchange loss (gain), net	1,236	(429)	—	807
Other (income) expense, net	(1)	(112)	—	(113)

Income before income taxes and minority interest	(32,509)	1,931	(372)	(30,950)
Income tax (benefit) provision	(12,624)	244		(12,380)
Minority interest	—	(2)	—	(2)

Net income (loss)	$(19,885)	$1,689	$(372)	$(18,568)

(Continued)

(16) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Thirteen weeks ended April 2, 2006 (In thousands)
	Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(27,377)	$(2,482)	$(29,859)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(13,003)	(513)	(13,516)
Proceeds from sale of property, plant and equipment	1,334	—	1,334

Net cash used in investing activities	(11,669)	(513)	(12,182)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facilities	(37,900)	4,786	(33,114)
Borrowings under the term notes	80,000	—	80,000
Repayments of the term notes	(1,625)	(417)	(2,042)
Repayments of other debt	—	(1,155)	(1,155)
Debt issuance costs	(2,694)	(22)	(2,716)

Net cash provided by financing activities	37,781	3,192	40,973
Effect of exchange rate changes on cash	(12)	50	38

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,277)	247	(1,030)
Cash and cash equivalents, beginning of period	7,038	5,049	12,087

Cash and cash equivalents, end of period	$5,761	$5,296	$11,057

	Condensed Consolidated Statement of Cash Flows Three months ended March 31, 2005 (In thousands)
	Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(41,672)	$7,748	$(33,924)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(13,950)	(2,333)	(16,283)
Proceeds from sale of property, plant and equipment	5,614	—	5,614

Net cash used in investing activities	(8,336)	(2,333)	(10,669)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	49,773	(344)	49,429
Contribution of capital from parent	100	—	100
Repayments of the term notes	(1,619)	(787)	(2,406)
Repayments of other debt	—	(2,233)	(2,233)
Debt issuance costs	(1,044)	(2)	(1,046)
Decrease in restricted cash	1,905	—	1,905

Net cash provided by (used in) financing activities	49,115	(3,366)	45,749
Effect of exchange rate changes on cash	41	(77)	(36)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(852)	1,972	1,120
Cash and cash equivalents, beginning of period	9,541	6,314	15,855

Cash and cash equivalents, end of period	$8,689	$8,286	$16,975

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended April 2, 2006 included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 1, 2006 (fiscal 2005) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 30, 2006.

General

We are a leading global producer and marketer of disposable foodservice products and have served our industry for 70 years. We manufacture one of the broadest product lines of cups, lids, food containers, plates, bowls, portion cups, stirrers, straws, cutlery, napkins, placemats, tablecovers and food packaging containers in the industry, with products available in plastic, paper and foam. We are recognized for product innovation and customer service, and our products are known for their quality, reliability and consistency. Our products are marketed primarily under the Solo® and Sweetheart® brands, as well as Jack Frost®, Trophy®, Hoffmaster®, Sensations® and Creative Expressions®. We are one of the leading suppliers of branded disposable cups and plastic plates and bowls to consumer customers in the United States. We also provide a line of products to our customers under private label. We currently operate manufacturing facilities and distribution centers in North America, Japan, the United Kingdom and Panama, and we sell our products worldwide.

Thirteen Weeks Ended April 2, 2006 Compared to the Three Months Ended March 31, 2005

(in thousands)	Thirteen weeks ended April 2, 2006	Three months ended March 31, 2005	Favorable / (Unfavorable)
			$	%
Net sales	$563,981	$546,093	$17,888	3.3%
Cost of goods sold	512,719	497,598	(15,121)	(3.0)

Gross profit	51,262	48,495	2,767	5.7

Selling, general and administrative expenses	66,574	60,036	(6,538)	(10.9)
Restructuring expense	1,164	868	(296)	(34.1)
Loss on sale of property, plant and equipment	864	774	(90)	(11.6)

Operating loss	(17,340)	(13,183)	(4,157)	(31.5)

Interest expense, net	20,379	17,073	(3,306)	(19.4)
Foreign currency exchange (gain) loss, net	(1,034)	807	1,841	*
Other (income) expense, net	127	(113)	(240)	*

Loss before income taxes and minority interest	(36,812)	(30,950)	(5,862)	(18.9)

Income tax benefit	(14,725)	(12,380)	2,345	18.9
Minority interest	—	(2)	(2)	*

Net loss	$(22,087)	$(18,568)	$(3,519)	(19.0%)

*	Not meaningful

Net sales increased $17.9 million, or 3.3%, for the thirteen weeks ended April 2, 2006 compared to the prior year period. The increase in net sales reflected a 2.6% increase in average realized sales price and a 0.7% increase in sales volume as compared to the three months ended March 31, 2005. The increase in average realized sales price reflects the impact of pricing increases implemented during the second half of 2005 in response to higher raw material costs.

For the thirteen weeks ended April 2, 2006, gross profit increased $2.8 million compared to the prior year period. As a percentage of net sales, gross profit was 9.1% in the first quarter of 2006 versus 8.9% in the first quarter of 2005.

Restructuring expense for the thirteen weeks ended April 2, 2006 was $1.2 million representing severance costs incurred during the period. Restructuring expense for the three months ended March 31, 2005 was $0.9 million representing severance costs related to manufacturing plants, which were closed in conjunction with the integration of SF Holdings. We expect that severance costs relating to our restructuring announced in April 2006 will be approximately $7 million for the full 2006 fiscal year.

Selling, general and administrative expenses increased $6.5 million for the thirteen weeks ended April 2, 2006 compared to the three months ended March 31, 2005. The increase was primarily driven by costs associated with the expansion and upgrade of our order management and enterprise resource planning systems. As a percentage of net sales, selling, general and administrative expenses were 11.8% in the first quarter of 2006 versus 11.0% in the first quarter of 2005. Integration costs totaled $3.5 million and $7.9 million for the thirteen weeks ended April 2, 2006 and the three months ended March 31, 2005, respectively.

For the thirteen weeks ended April 2, 2006, interest expense, net increased $3.3 million compared to the prior year period. This increase is primarily attributable to higher outstanding balances under our domestic revolving credit facility in addition to higher interest rates compared to the prior year period.

For the thirteen weeks ended April 2, 2006, foreign currency exchange (gain) loss, net was a gain of $1.0 million compared to a loss of $0.8 million for the three months ended March 31, 2005. This change is primarily attributed to currency fluctuations in the United Kingdom pound sterling denominated inter-company debt.

Liquidity and Capital Resources

Historically, the Company has relied on cash flows from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures.

Net cash used in operating activities during the thirteen weeks ended April 2, 2006 was $29.9 million compared to $33.9 million during the three months ended March 31, 2005. Working capital increased $17.1 million to $494.3 million at April 2, 2006 from $477.2 million at January 1, 2006. The increase primarily reflects higher inventory balances partially offset by higher accounts payable. Both increases were primarily driven by a planned inventory build as we prepare for higher sales during the warmer seasons.

Net cash used in investing activities during the thirteen weeks ended April 2, 2006 was $12.2 million compared to $10.7 million during the three months ended March 31, 2005. The decrease was primarily driven by lower proceeds from the sale of property, plant and equipment.

Capital expenditures during the thirteen weeks ended April 2, 2006 were $13.5 million compared to $16.3 million during the three months ended March 31, 2005. Capital expenditures during the thirteen weeks ended April 2, 2006 included $10.9 million for new production equipment, $1.3 million for integration-related projects, $0.3 million for routine capital improvements, and $1.0 million for renovations and equipment conversions. Capital expenditures were primarily funded by borrowings under our revolving credit facilities. For the remainder of 2006, the Company intends to rely on cash provided by operations and the revolving credit facilities for its capital expenditures.

Net cash provided by financing activities during the thirteen weeks ended April 2, 2006 was $41.0 million compared to $45.7 million during the three months ended March 31, 2005. The net cash provided by financing activities during the thirteen weeks ended April 2, 2006 includes $80.0 million of borrowings under the Second Lien Facility offset by total net repayments of $33.1 million on the domestic revolving credit facility and the Canadian Credit Facility.

Short-term debt

At April 2, 2006, we had approximately 537.3 million Yen (approximately $4.6 million) of short-term borrowings with Japanese banks. These borrowings have various termination dates and have no restrictive covenants. The interest rate on these borrowings ranges between 0.71% and 1.375% per annum.

Long-term debt

The following is a summary of our long-term debt at April 2, 2006 (in thousands):

April 2, 2006
Long-term debt:
8.5% Senior Subordinated Notes	$325,000
First Lien Facility – Term Loan	637,000
First Lien Facility – Revolver	23,800
Second Lien Facility	80,000
Canadian Credit Facility – Term Loan	9,089
Canadian Credit Facility – Revolver	5,187
Capital lease obligations	2,312

Total long-term debt	1,082,388
Less - Current maturities of long-term debt	8,720

Long-term debt, net of current maturities	$1,073,668

The following is a summary of our committed revolving credit facilities at April 2, 2006 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Unused Capacity
First Lien Facility:
Revolving facility	$150,000	$23,800	$18,367	$107,833
Canadian Credit Facility:
Revolving facility	11,438	5,187	—	6,251

	$161,438	$28,987	$18,367	$114,084

(1)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.

Second Lien Facility

On March 31, 2006, the Company and SCIC entered into a second lien credit agreement (“Second Lien Facility”). The Second Lien Facility provided a secured term loan facility in the amount of $80 million (“Second Term Loan”). The Second Term Loan bears interest, at the option of the Company, at a rate equal to LIBOR plus 4.50% per annum; or 3.50% per annum plus the higher of (a) the Bank of America prime rate or (b) the Federal Funds rate plus  1/2 of one percentage point. The principal amount will be due upon maturity in February 2012. The proceeds of the Second Term Loan were used to reduce amounts outstanding under the Company’s domestic revolving credit facility under its First Lien Facility, described below.

The Second Lien Facility contains customary affirmative and negative covenants substantially similar to those contained in the First Lien Facility and financial covenants less restrictive than those in the First Lien Facility. During the term of the Second Lien Facility, the negative covenants restrict the Company’s ability to do certain things, including but not limited to:

•	incur additional indebtedness, including guarantees;

•	create, incur, assume or permit to exist liens on property and assets;

•	make loans and investments and enter into acquisitions and joint ventures;

•	engage in sales, transfers and other dispositions of our property or assets;

•	prepay, redeem or repurchase our debt, or amend or modify the terms of certain material debt or certain other agreements;

•	declare or pay dividends to, make distributions to, or make redemptions and repurchases from, equity holders; and
•	restrict the ability of our subsidiaries to pay dividends and make distributions.

The Second Lien Facility includes the following financial covenants:

•	maximum consolidated leverage ratio;

•	maximum capital expenditures; and

•	minimum consolidated interest coverage ratio.

The Second Lien Facility borrowings are secured by substantially all the assets of the Company subject however to an Intercreditor Agreement between lenders under the First Lien Facility and lenders under the Second Lien Facility. The Second Lien Facility borrowings are guaranteed by SCIC and the Company’s domestic subsidiaries and the Company may prepay the borrowings under certain conditions. Customary events of default are also included in the loan documentation including, but not limited to, cross defaults to the Company’s other material debt and certain change of control events.

As of April 2, 2006, the interest rate on the Second Lien Facility was 11.25%.

First Lien Facility

On February 27, 2004, we entered into credit facilities comprised of a $150.0 million revolving credit facility maturing in 2010 and a $650.0 million term loan facility maturing in 2011. The revolver is principally used for working capital purposes, and the term loan was used to finance the SF Holdings acquisition and related transactions.

Effective March 27, 2006, the Company and SCIC entered into an agreement (“Amendment No. 3”) to amend its Credit Agreement dated February 27, 2004, as amended by Amendment No. 1, dated as of March 31, 2005, and by Amendment No. 2, dated as of October 14, 2005, collectively, the “First Lien Facility”. Amendment No. 3 was necessary to permit the Company to enter into the Second Lien Facility. Amendment No. 3 also revised the ratios of the financial covenants that the Company is required to maintain by allowing lower ratios in certain quarters of Consolidated EBITDA to Consolidated Cash Interest Expense, and by allowing higher ratios in certain quarters of Average Total Debt to Consolidated EBITDA.

As of April 2, 2006, the weighted average annual interest rate applicable to Eurodollar rate loans was 6.60% and the weighted average annual interest rate applicable to base rate loans was 9.20%. During the thirteen weeks ended April 2, 2006, the weighted average annual interest rate for the First Lien Facility was 6.71%. As of April 2, 2006, the interest rate on the term loan facility was 6.83% and the interest rate on the revolving credit facility was 9.50%.

All mandatory quarterly prepayments have been made to date.

A commitment fee of 0.50% on the unused portion of the credit facilities is payable on a quarterly basis.

We may make optional prepayments to either the revolver or the term loan in million dollar increments with a minimum prepayment of $10.0 million.

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

During the thirteen weeks ended April 2, 2006, we were not required to make a mandatory annual prepayment or any prepayments based on excess cash flow, dispositions of assets or extraordinary receipts.

The First Lien Facility requires us to fix the interest rate for a portion of the borrowings. Accordingly, on March 10, 2004, the Company entered into interest rate swap agreements to hedge the cash flows associated with the interest payments on $180.0 million of the Eurodollar rate based borrowings for three years. In June 2005, we entered into a forward-starting receive-variable, pay-fixed interest rate swap with a notional amount of $50.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 4.25%. The swap agreement is effective from March 31, 2007 through March 31, 2010.

On March 31, 2006, we entered into two receive-variable, pay-fixed interest rate swaps with identical terms and a combined notional amount of $70.0 million. The swap agreements are effective March 31, 2006 through March 31, 2009. The notional amount varies throughout the term of the agreements. The combined notional amount decreases to $35.0 million on September 29, 2006, increases to $150.0 million on March 30, 2007, and decreases to $75.0 million on December 31, 2007 through maturity. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 5.15%. As of April 2, 2006, the fair values of these swap agreements were less than $10,000.

Canadian Credit Facility

Borrowings under the revolving credit facility bear interest at the Canadian prime rate plus 0.50% or Canadian bankers acceptance rate plus 1.75%, at our option. Term loan borrowings bear interest at the Canadian prime rate plus 0.75% or Canadian bankers acceptance rate plus 2.00%, at our option. As of April 2, 2006, borrowings under the revolving credit facility and the term loan carried effective interest rates of 5.62% and 5.87%, respectively. As of April 2, 2006, CAD $7.3 million (approximately $6.2 million) was available under the revolving facility and the term loan balance was CAD $10.6 million (approximately $9.1 million).

Outlook

Management believes that cash generated by operations and amounts available under our credit facilities should be sufficient to meet our expected operating needs, planned capital expenditures, payments in conjunction with our lease commitments and debt service requirements over the next twelve months.

Net Operating Loss Carryforwards

As of April 2, 2006, we had approximately $238.1 million of U.S. federal tax net operating loss carry-forwards that expire between 2016 and 2025. Approximately $103.5 million of such carry-forwards are subject to the provisions of Internal Revenue Code Section 382. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax assets is more likely than not.

Critical Accounting Estimates

The Company’s critical accounting estimates are described in its 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2006. There have been no changes to the critical accounting estimates since that filing.

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

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2006 and incorporated herein by reference and in our other filings made from time to time with the Securities and Exchange Commission. These cautionary statements are to be used as a reference in connection with any forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the effect of general economic and competitive business conditions in the disposable food service products industry;

•	realization of cost savings, synergies or revenue enhancement that we anticipated when we acquired SF Holdings;

•	impact of competitive products and pricing;

•	interest rate fluctuations and continuing debt obligations;

•	impact on our ability to manage and grow our business if we are unable to adequately manage, integrate and implement our order management and enterprise resource planning systems;

•	further consolidation in the food service and retail industries;

•	availability of and increases in raw material costs;

•	increases in energy and other manufacturing costs;

•	fluctuations in demand for the Company’s products;

•	effect of changing federal, state, foreign and local environmental and occupation health and safety laws and regulations;

•	risks related to conducting business in multiple foreign jurisdictions, including foreign currency exchange rate fluctuations;

•	our ability to improve existing products and develop new products;

•	loss of key management and personnel;

•	impact of any prolonged work stoppage;

•	loss of one or more of our principal customers;

•	ability to enforce our intellectual property and other proprietary rights;

•	diversion of management attention from other business activities in the event we pursue additional acquisition(s) in the future; and

•	potential conflicts of interest between our note holders and the stockholders of SCIC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, the Company is exposed to market risk-sensitive instruments in the ordinary course of business, which consists primarily of interest rate risk associated with its variable rate debt. The First Lien Facility and the Canadian Credit Facility both include a revolving and term credit facility, which bear interest at a variable rate. The Second Lien Facility consists of a term loan facility, which also bears interest at a variable rate.

The interest rate on the First Lien Facility is either Eurodollar rate based (1, 2, 3 or 6 months) plus a margin or the bank’s base rate plus a margin, whichever the Company selects. For the term loan, the margin varies from 2.25% to 2.50% on the Eurodollar rate borrowing and from 1.25% to 1.50% on the base rate borrowings depending on the Company’s public debt ratings. At April 2, 2006, the variable rate on borrowings excluding the effect of the interest rate swaps was 6.18% and the interest rate on borrowings under the revolving credit facility was 9.50%.

The Canadian revolving facility bears interest at the Canadian prime rate plus 0.50% or Canadian bankers acceptance rate plus 1.75%, at the Company’s option, and the term loan bears interest at the Canadian prime rate plus 0.75% or Canadian bankers acceptance rate plus 2.00%, at the Company’s option. As of April 2, 2006, borrowings under the revolving credit facility and the term loan carried effective interest rates of 5.62% and 5.87%, respectively.

The term loan under the Second Lien Facility bears interest, at the option of the Company, at a rate equal to LIBOR plus 4.50% per annum; or 3.50% per annum plus the higher of (a) the Bank of America prime rate or (b) the Federal Funds rate plus  1/2 of one percentage point. As of April 2, 2006, the interest rate on the Second Lien Facility was 11.25%.

The First Lien Facility requires us to hedge a portion of the borrowings. On March 10, 2004, with an effective date of March 31, 2004, we entered into interest rate swap agreements to hedge $180.0 million of Eurodollar rate loans at an average rate of 2.375% plus applicable margin for three years. In June 2005, the Company entered into a forward-starting receive-variable, pay-fixed interest rate swap with a notional amount of $50.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 4.25%. The swap agreement is effective March 31, 2007 through March 31, 2010.

On March 31, 2006, we entered into two receive-variable, pay-fixed interest rate swaps with identical terms and a combined notional amount of $70.0 million. The swap agreements are effective March 31, 2006 through March 31, 2009. The notional amount varies throughout the term of the agreements. The combined notional amount decreases to $35.0 million on September 29, 2006, increases to $150.0 million on March 30, 2007, and decreases to $75.0 million on December 31, 2007 through maturity. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 5.15%. As of April 2, 2006, the fair values of these swap agreements were less than $10,000.

As of April 2, 2006, the outstanding indebtedness under the First Lien Facility was $660.8 million and $107.8 million was available under the First Lien Facility. As of April 2, 2006, the outstanding indebtedness under the Second Lien Facility was $80.0 million. As of April 2, 2006, the outstanding indebtedness under the Canadian Credit facility was CAD $16.7 million (approximately $14.3 million) and CAD $7.3 million (approximately $6.2 million) was available under the Canadian Credit Facility. Based upon the information above, the Company’s annual pre-tax income would change by approximately $5.0 million for each one-percentage point change in the interest rates applicable to the variable rate debt after giving effect to the interest rate swap agreements. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer, chief operating officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer, chief operating officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files under the Exchange Act.

(b)	Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 2, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

We do not believe there have been any material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended January 1, 2006 filed with the Securities and Exchange Commission on March 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

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

SOLO CUP COMPANY

Date: May 16, 2006	By:	/s/ Susan H. Marks
Susan H. Marks
Executive Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer and Duly
Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF SOLO CUP COMPANY

FOR THE THIRTEEN WEEKS ENDED APRIL 2, 2006

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