Form 10-K/A
period 2006-01-01
Solo Cup CO
filed 2006-10-16
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes   ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of October 16, 2006, 100 shares of Common Stock, $0.01 par value, were outstanding. There is no trading market for the common stock of the registrant. No shares of the registrant were held by non-affiliates.

Solo Cup Company

Explanatory Note – Restatement of Financial Information

On September 19, 2006, Solo Cup Company (the “Company”) filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) in which it announced that it would be restating certain consolidated financial statements as a result of the findings of an accounting review undertaken when new management was appointed by the Board of Directors during the second and third fiscal quarters of 2006. As more fully described in Note 22 to the consolidated financial statements, the Company has identified errors in the application of certain accounting practices and procedures primarily related to the timely recognition of certain customer credits, accounts payable and accrued expenses, and the valuation of certain assets.

The Company is filing this Form 10-K/A for the fiscal year ended January 1, 2006 to amend and restate the:

(1)	consolidated balance sheets as of January 1, 2006 and December 31, 2004;

(2)	consolidated statements of operations, consolidated statements of shareholder’s equity and consolidated statements of cash flows for the fiscal years ended January 1, 2006 and December 31, 2004 and 2003;

(3)	retained earnings as of December 31, 2002

(4)	certain financial data for the quarterly periods ended March 31, July 3, October 2, 2005 and January 1, 2006 and March 31, June 30, September 30, 2004 and December 31, 2004 and

(5)	selected financial data for the years ended January 1, 2006 and December 31, 2004, 2003, 2002 and 2001.

The Company has not filed Form 10-K/A, for the fiscal periods 2004 or 2003, or Form 10-Q/A, for the interim periods affected by the restatement prior to and including October 2, 2005, and the consolidated financial statements and related financial information contained in such reports should no longer be relied upon. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A, in our Form 10-Q/A for the thirteen weeks ended April 2, 2006, and in our Form 10-Q for the thirteen and twenty-six weeks ended July 2, 2006, which are being filed concurrently with this Form 10-K/A. Significant events occurring through the date of filing of this Form 10-K/A are described in Note 21, Subsequent Events, included in the notes to our consolidated financial statements in this Form 10-K/A. Except for the addition of such significant events to Note 21 to the consolidated financial statements, this Form 10-K/A only amends and restates the following items in the Form 10-K for the fiscal year ended January 1, 2006 that was filed with the SEC on March 30, 2006 (“Original Filing”), in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby:

Part I:

Item 1.	Business (solely to amend and restate our net sales for the 2005 fiscal year which appears on page 5 of this Form 10-K/A.)

Part II:

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	Financial Statements, including the notes to consolidated financial statements.

Item 9A.	Controls and Procedures.

However, solely for the convenience of the reader, this Form 10-K/A, includes, in their entirety, those items in the Original Filing that are not being amended and restated. Except for the addition of significant events occurring through the date of filing of this Form 10-K/A in Note 21 to the consolidated financial statements, (i) this Form 10-K/A does not describe events occurring after the Original Filing, including exhibits (except for those set forth below), or modify or update any disclosures in the Original Filing that may have been affected by subsequent events or the passage of time, and (ii) the information included in the Original Filing and included in this Form 10-K/A that is not affected by the restatement describes conditions as they existed and were presented in the Original Filing. Such subsequent information or events include among others:

•	the information and events described in our Form 10-Q for the thirteen weeks ended April 2, 2006 and filed with the SEC on May 16, 2006;

•	the information and events described in our Form 10-Q/A for the thirteen weeks ended April 2, 2006 and our Form 10-Q for the thirteen and twenty-six weeks ended July 2, 2006 (both of which are being filed concurrently with this Form 10-K/A); and

•	the information and events described in our current reports on Form 8-K filed subsequent to the date of the Original Filing.

For a description of such subsequent information and events, please read our Securities Exchange Act of 1934 reports filed subsequent to the date of our Original Filing which update and supersede certain information contained in the Original Filing and this Form 10-K/A. Also, forward looking statements made and risk factors identified in our Original Filing have not been revised to reflect the passage of time, events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing, and such forward looking statements and risk factors should be read in their historical context.

Accordingly, this Form 10-K/A should be read in conjunction with the Company’s Form 10-Q/A for the thirteen weeks ended April 2, 2006, and the Form 10-Q for the thirteen and twenty-six weeks ended July 2, 2006, which are being filed concurrently with this Form 10-K/A.

Finally, pursuant to the rules of the SEC, Item 15 of Part IV of the Form 10-K has been amended to contain currently dated certifications of our Chief Executive Officer and interim Chief Financial Officer. These certifications, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-K/A as Exhibits 31.1 and 31.2 and 32.1 and 32.2.

Part I

Item 1. Business.

Except for the change to net sales listed in “Overview of Business” solely as a result of, and to reflect, the restatement, the information included in Item 1 in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

Financial information about our business segments, which are combined geographically, is incorporated herein by reference from Note 19 to the Company’s consolidated financial statements in Item 8 of this Form 10-K/A.

Overview of Business

We are a leading global producer and marketer of disposable foodservice products and have served our industry for almost 70 years. We manufacture one of the broadest product lines of cups, lids, food containers, plates, bowls, portion cups, stirrers, straws, cutlery, napkins, placemats, tablecovers and disposable food packaging containers in the industry, with products available in plastic, paper and foam. We are recognized for product innovation and customer service, and our products are known for their quality, reliability and consistency. Our products are marketed primarily under the Solo® and Sweetheart® brands, as well as Jack Frost®, Trophy®, Hoffmaster®, Sensations® and Creative Expressions®. We are one of the leading suppliers of branded disposable cups, plates and bowls in the United States. We also provide a line of products to our customers under private label brands. We currently operate 28 manufacturing facilities and 25 distribution centers in North America, Japan, the United Kingdom and Panama, and we sell our products worldwide. For the 2005 fiscal year, we generated approximately $2.4 billion of net sales.

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

Sales and Marketing

We sell our products to foodservice customers through our regionally-organized, in-house direct sales force, global account direct sales force and, to a lesser extent, select broker networks. Foodservice distributors sell the products they purchase from us to operators such as restaurants, hospitals, schools and other large organizations that have foodservice operations. As a result of this selling structure, stocking decisions made by our distributors are based on demand from foodservice operators. Our sales force calls on local branches of distributors to sell our existing range of product offerings as well as new products. Through our global account sales force, we sell our products to quick service restaurants (“QSRs”), convenience stores and to other national account segments. Our global account sales forces work closely with these customers to develop unique product offerings and promotional programs.

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

Research and Development

We believe we have a solid reputation for creativity and new product innovation. Our research and development strategy has three goals: (1) to create innovative, value-added products that target both new and existing customers, (2) to differentiate our products in the marketplace and (3) to explore the use of alternative substances to create new market opportunities and enhance our overall market position.

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

Available Information

Our Internet website is www.solocup.com. We make available free of charge on our website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

Item 1A. Risk Factors.

The Company’s risk factors included in the Original Filing have not been updated for information or events occurring after the date of the Original Filing and have not been updated to reflect the passage of time since the date of the Original Filing.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “predict,” “potential,” “project,” “could,” “will,” “should,” “may,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All statements in this report other than statements of historical fact, including statements regarding our business strategy, future operations, financial position, estimated net sales, projected costs, projected cost savings, projected synergies, prospects, plans and objectives, as well as information concerning industry trends and expected actions of third parties, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Risk Factors” below. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

If we do not adequately manage, integrate and implement our order management system, our ability to manage and grow our business could be adversely affected.

We will need to continue to improve existing and implement new operational and financial systems, procedures and controls to manage our business effectively in the future. As a result, we have recently licensed order management software and have begun a process to expand and upgrade our order management system. Any delay in the implementation of, or disruption in the transition to our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records, and report financial and management information on a timely and accurate basis. In addition, as we add additional functionality, new problems could arise that we have not foreseen. Such problems could adversely impact our ability to timely provide quotes, fulfill customer orders, ship products, implement pricing programs, bill and track our customers, fulfill contractual obligations, and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, impact our ability to manage our business, and have a material adverse effect on our business, results of operations or cash flows.

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

Our principal raw materials include resins and paperboard. Periods of short supply for these raw materials may occur. In addition, prices for our raw materials fluctuate. For example, the weighted average market index price, as disclosed by Chemical Data, Inc. (“CDI”), for the primary resins we use in our products increased by 15.3% in 2005. When raw material prices decrease, our selling prices have historically decreased. When raw material prices increase, our selling prices have historically also increased, although often with a time lag. The impact of raw material price changes is affected by a number of factors, including the level of inventories at the time of price changes, the specific timing and frequency of price changes and the lead and lag time that generally accompanies the implementation of both raw material price changes and subsequent selling price changes. If raw material prices increase and we are unable to pass the price increases on to our customers, our profitability may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations. In the event raw material prices increase over a period of several months, profit margins may be reduced. We have not historically employed hedging strategies to limit our exposure to fluctuations in raw material prices on any meaningful level. To the extent that our supply of raw materials becomes restricted and we cannot locate or substitute adequate alternative sources, our profitability also may be adversely affected. We cannot predict whether our customer preferences for the materials used in our products will change over time and what raw materials will be used in the future.

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

The Company’s international operations consist of operating subsidiaries in five countries as well as international export sales originating both in the U.S and our international subsidiaries. The international scope of our operations may lead to volatile financial results and difficulties in managing our business. The Company generated 14.1% of its net sales outside the United States for the year ended January 1, 2006. We anticipate that international sales may grow as a percentage of net sales. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International sales and operations are subject to a number of risks, including the following:

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

All of our outstanding capital stock is owned by our parent company, Solo Cup Investment Corporation (“SCIC”). Holders of SCC Holding Company LLC’s voting interests control 100% of the outstanding common stock of SCIC, and affiliates of Vestar Capital Partners holds 99.6% of the outstanding convertible participating preferred stock (“CPPS”) of SCIC, with the remaining balance of the CPPS held by members of our management.

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

Item 2. Properties.

The information in Item 2 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

Facilities
Location		Function	Owned/Leased	Size (Approximate Square Footage)
California	El Cajon (2 facilities)	Manufacture	Leased	183,700
	Rialto	Distribution Center	Leased	870,000
Georgia	Augusta	Manufacture	Owned	369,000
	Conyers (2 facilities)	Manufacture/ Distribution Center	Owned / Leased	906,000
	Jonesboro	Distribution Center	Leased	305,000
Idaho	Twin Falls	Manufacture	Owned	130,000
Illinois	Chicago	Manufacture	Owned	869,000
	Highland Park	Executive Office/Manufacture	Owned	317,000
	University Park	Distribution Center	Leased	1,508,000
	Urbana	Manufacture	Owned	313,000
	Wheeling	Manufacture	Owned	333,000
Indiana	Indianapolis	Distribution Center	Leased	735,000
Maryland	Aberdeen	Distribution Center	Leased	205,030
	Federalsburg	Manufacture	Owned	450,000
	Hampstead	Distribution Center	Leased	1,034,000
	Havre de Grace	Distribution Center	Owned	502,000
	Owings Mills (2 facilities)	Manufacture/ Distribution Center	Owned / Owned	1,753,000
Massachusetts	Leominster	Manufacture	Owned	144,000
	North Andover	Manufacture	Leased	249,000
Missouri	Springfield	Manufacture	Owned	942,000
Nevada	North Las Vegas	Manufacture	Leased	195,000
New Mexico	Belen	Manufacture	Owned	175,000
Oklahoma	Ada	Manufacture	Owned	267,000
Texas	Dallas	Manufacture/ Distribution Center	Owned	1,304,000
	Dallas (2 facilities)	Distribution Center	Leased	455,000
Wisconsin	Appleton	Manufacture	Owned	271,000
	Appleton (2 facilities)	Distribution Center	Leased	118,000
	Oshkosh	Manufacture/Distribution Center	Owned	486,000

Facilities
Location		Function	Owned/Leased	Size (Approximate Square Footage)
Non-U.S.	Mississauga, Ontario, Canada	Distribution Center/Office	Leased	262,000
	Toronto, Ontario, Canada	Manufacture/Distribution Center	Owned	400,000
	Japan—Fuji	Manufacture	Owned	51,000
	Japan—Jirocho (2 facilities)	Manufacture/Distribution Center	Leased	124,000
	Japan—Kumamoto	Manufacture	Owned	141,000
	Japan—Kumamoto	Distribution Center	Leased	38,000
	Japan—Shiga	Manufacture	Owned	93,000
	Japan—Shiga	Distribution Center	Leased	5,000
	Cuautitlan, Mexico (4 facilities)	Manufacture/Distribution Center	2 Owned/2 Leased	105,500
	Panama (3 facilities)	Manufacture / Distribution	2 Owned/1 Leased	182,500
	United Kingdom (4 facilities)	Manufacture/Distribution Center	Leased (1)	287,000

(1)	At one of these facilities we own a building on leased land.

We also utilize a small number of third party warehouses on a pay for use basis.

Item 3. Legal Proceedings.

The information in Item 3 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The information in Item 4 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information in Item 5 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

There is no public trading market for our common stock. SCIC, the Company’s parent company, is the owner of record of all of our common stock. We do not have any equity compensation plans under which our securities may be issued. See Note 15 to the Company’s consolidated financial statements in Item 8 of this Form 10-K/A for information regarding SCIC’s equity compensation plan.

Since our formation in January 2004, we have not paid dividends on our Solo Delaware common stock and we do not anticipate paying cash dividends in the foreseeable future. In addition, our bank credit facilities and the indenture governing our 8.5% Senior Subordinated Notes due 2014 restrict our ability to pay dividends on our common stock.

Item 6. Selected Financial Data.

The Company has not filed Form 10-K/A, for the fiscal periods 2004 or 2003, or Form 10-Q/A, for the interim periods affected by the restatement prior to and including October 2, 2005, and the consolidated financial statements and related financial information contained in such reports should no longer be relied upon. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A, in our Form 10-Q/A for the thirteen weeks ended April 2, 2006, and in our Form 10-Q for the thirteen and twenty-six weeks ended July 2, 2006, which are being filed concurrently with this Form 10-K/A. See Item 8 “Financial Statements” and Item 9A “Controls and Procedures” in Part II of this Form 10-K/A, and Note 22 to the notes to consolidated financial statements, for more information concerning the restatements.

The information presented in the following tables has been adjusted to reflect the restatement of the Company’s financial results which is more fully described in Note 22 to the consolidated financial statements included in this Form 10-K/A.

(In millions)	Year Ended January 1, 2006	Year Ended December 31,
		2004 (1)	2003 (2)	2002 (2)	2001 (2)
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
Statement of Operations Data:
Net sales (3)	$2,431.6	$2,110.8	$876.3	$835.7	$779.7
Cost of goods sold	2,122.5	1,813.9	770.0	710.5	652.7

Gross profit	309.1	296.9	106.3	125.2	127.0
Selling, general and administrative expenses	267.3	235.5	103.1	102.1	100.4
Contract dispute resolution	—	25.4	—	—	—
Other operating (income) expense, net	(6.1)	(7.6)	(1.6)	(4.3)	8.0

Operating income	47.9	43.6	4.8	27.4	18.6
Prepayment penalties	—	30.7	—	3.0	—
Loss on debt extinguishment	—	0.9	—	—	—
Interest expense, net	72.6	55.5	14.4	12.2	13.0
Other (income) expense	4.1	(3.5)	(2.8)	(4.6)	(0.5)
Income tax (benefit) provision (4)	(9.0)	10.1	3.1	0.8	2.0
Minority interest	(0.4)	0.2	0.1	(0.3)	(0.2)
Cumulative effect of changes in accounting principles (net of tax)	—	—	—	0.2	0.2

Net income (loss) (3)	$(19.4)	$(50.3)	$(10.0)	$16.1	$4.1

Balance Sheet Data:
Cash and cash equivalents	$12.1	$15.9	$3.3	$12.6	$2.4
Working capital	443.6	385.7	48.7	66.5	80.2
Property, plant and equipment, net	756.2	823.1	299.3	302.3	305.5
Total assets (5)	1,844.7	1,888.6	619.0	616.3	603.6
Total debt, including current maturities	1,043.3	1,018.1	253.0	235.5	255.0
Total shareholder’s equity (5)	385.5	412.6	236.6	251.6	246.0
Other Financial Data:
Net cash provided by (used in) operating activities	$2.7	$(23.2)	$29.6	$71.3	$55.2
Net cash used in investing activities	(30.9)	(907.1)	(44.7)	(29.6)	(52.2)
Net cash provided by (used in) financing activities	24.5	944.7	3.6	(31.6)	(14.8)
Capital expenditures	53.1	42.2	34.7	47.9	28.6
Depreciation and amortization	104.1	93.7	41.7	38.1	44.7
Interest expense, net	72.6	55.5	14.4	12.2	13.0
Cash dividends declared (6)	—	13.8	9.2	9.2	7.2

(1)	Amounts for the fiscal year ended December 31, 2004 include the results of SF Holdings from February 22, 2004 to January 2, 2005.
(2)	The financial information as of December 31, 2003 and for all prior periods present the financial position and results of operations of Solo Illinois, which are the same operations as those of the Company under a different capital structure.
(3)	As disclosed under “Explanatory Note—Restatement of Financial Information” immediately preceding Part I, Item 1 of this Form 10-K/A, we have restated certain financial data for the fiscal years ended January 1, 2006, December 31, 2004, 2003, 2002 and 2001. The effects on net sales related to these restatements were a (decrease)/increase of ($6.2) million, ($5.6) million, ($3.3) million, ($0.9) million and $0.2 million, respectively, for the fiscal years ended January 1, 2006, December 31, 2004, 2003, 2002 and 2001. The effects on net income (loss) for the periods ended January 1, 2006, December 31, 2004, 2003, 2002 and 2001 were a (decrease)/increase of ($11.2) million, ($0.4) million, ($7.3) million, ($0.9) million and $0.2 million, respectively. Refer to Note 22 of notes to consolidated financial statements for additional information.

(4)	Solo Illinois was subject to taxation under subchapter S of the Internal Revenue Code in the United States. Effective January 1, 2004, Solo Illinois became subject to taxation under subchapter C of the Internal Revenue Code in the United States and, consequently, federal income tax liabilities of Solo Illinois that previously flowed through to the pre-acquisition shareholders are included as liabilities of Solo Illinois after December 31, 2003.
(5)	As disclosed under “Explanatory Note—Restatement of Financial Information” immediately preceding Part I, Item 1 of this Form 10-K/A, we have restated certain financial data as of January 1, 2006, December 31, 2004, 2003, 2002 and 2001. The effects on total assets were a decrease of $13.1 million, $15.2 million, $10.6 million, $6.9 million and $6.0 million, as of January 1, 2006, December 31, 2004, 2003, 2002 and 2001, respectively. The effects on shareholder’s equity were a decrease of $25.8 million, $14.6 million, $14.0 million, $6.9 million and $6.0 million as of January 1, 2006, December 31, 2004, 2003, 2002 and 2001, respectively. Refer to Note 22 of notes to consolidated financial statements for additional information.
(6)	The cash dividends declared in 2004 represent $13.8 million payable to shareholders of the Class A and Class B common stock of Solo Illinois, which was retired in February 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report, as well as consolidated financial statements and notes thereto and related management discussion and analysis of financial conditions and results of operations included in our Form 10-Q/A for the thirteen weeks ended April 2, 2006 and Form 10-Q for the thirteen and twenty-six weeks ended July 2, 2006, which are being filed concurrently with this Form 10-K/A.

The information below has been adjusted solely to reflect the impact of the restatement on the Company’s financial results which is more fully described in Note 22 to the consolidated financial statements contained in this report and under “Restatement of Previously Issued Consolidated Financial Statements” below and does not reflect any subsequent information or events occurring after the date of the Original Filing or update any disclosure herein to reflect the passage of time since the date of the Original Filing.

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

We reported a $19.4 million net loss for Fiscal Year 2005, that includes $15.1 million of charges, ($25.2 million before tax) related to integration efforts attributed to the SF Holdings Acquisition.

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

Restatement of Previously Issued Consolidated Financial Statements

On September 19, 2006, the Company filed a Current Report on Form 8-K with the SEC in which it announced that it would be restating certain consolidated financial statements as a result of the findings of an accounting review undertaken when new management was appointed by the Board of Directors in the second and third fiscal quarters of 2006. Since that time, we have completed our accounting review and have determined that certain of the errors resulted from deficiencies in our internal control over financial reporting. See Item 9A. Controls and Procedures in this Form 10-K/A. We have not filed Form 10-K/A, for the fiscal periods 2004 or 2003, or Form 10-Q/A, for the interim periods affected by the restatement prior to and including October 2, 2005, and the consolidated financial statements and related financial information contained in such reports should no longer be relied upon.

Background on the Restatement - The errors identified in our previously issued consolidated financial statements are described below. For more information on the impact of these errors see Note 22 to the consolidated financial statements in this Form 10-K/A. See Item 9A. Controls and Procedures.

•	Timely Recognition of Certain Credits to Customers

We did not properly account for (i) sales incentives offered to customers; (ii) cash discounts offered to customers; and (iii) credit memoranda issued to customers.

•	Timely Recognition of Certain Credits from Vendors

We failed to timely and properly accrue for certain rebates received from certain vendors.

•	Timely Recognition of Certain Accrued Expenses

We did not recognize certain expenses in the appropriate period.

•	Accrued Payroll and Other Related Costs

We failed to properly account for (i) vacation pay earned by certain employees, and (ii) a reimbursement of a deposit with an insurance provider.

•	Accrued Freight

We determined that an employee, who is no longer with the Company, failed to record a portion of our freight expense despite receiving information that the methodology used to calculate the recorded freight expense was flawed.

•	Inventory Valuation

We failed to properly value certain scrap inventory at the lower of cost or market value in accordance with its accounting policies.

Results of Operations for the 2005, 2004 and 2003 Fiscal Years

				Fiscal Year 2005 vs. 2004		Fiscal Year 2004 vs. 2003
	Fiscal Year			Favorable / (Unfavorable)
	2005	2004	2003	$	%	$	%
(In thousands)	(As restated)	(As restated)	(As restated)
Net sales	$2,431,557	$2,110,838	$876,352	$320,719	15.2%	$1,234,486	140.9%
Cost of goods sold	2,122,452	1,813,946	770,023	(308,506)	(17.0)	(1,043,923)	(135.6)

Gross profit	309,105	296,892	106,329	12,213	4.1	190,563	179.2

Selling, general and administrative expenses	267,301	235,529	103,118	(31,772)	(13.5)	(132,411)	(128.4)
Contract dispute resolution	—	25,389	—	25,389	*	(25,389)	*
Gain on sale of property, plant and equipment	(6,069)	(7,584)	(1,616)	(1,515)	(20.0)	5,968	369.3

Operating income	47,873	43,558	4,827	4,315	9.9	38,731	802.4
Interest expense, net	72,550	55,490	14,419	(17,060)	(30.7)	(41,071)	(284.8)
Prepayment penalties	—	30,690	—	30,690	*	(30,690)	*
Loss on debt extinguishment	—	916	—	916	*	(916)	*
Foreign currency exchange loss (gain), net	4,262	(3,224)	(2,760)	(7,486)	(232.2)	464	16.8
Other (income), net	(193)	(311)	(48)	(118)	(37.9)	263	547.9

Loss before income taxes and minority interest	(28,746)	(40,003)	(6,784)	11,257	28.1	(33,219)	*
Income tax (benefit) provision	(8,960)	10,113	3,069	19,073	188.6	(7,044)	(229.5)
Minority interest	(409)	214	129	623	291.1	(85)	(65.9)

Net loss	$(19,377)	$(50,330)	$(9,982)	$30,953	61.5%	$(40,348)	*

*	Not meaningful

Fiscal Year 2005 Compared to Fiscal Year 2004

Amounts for Fiscal Year 2004 include the results of SF Holdings from February 22, 2004 to January 2, 2005. Therefore, our discussion of 2005 results compared to 2004 results are partially driven by the effect of including SF Holdings’ results for 12 months in 2005 versus 10 months in 2004.

Net sales

Net sales increased $320.7 million, or 15.2%, to $2,431.6 million for Fiscal Year 2005 compared to $2,110.8 million for Fiscal Year 2004. This includes an increase of $187.0 million representing two additional months of SF Holdings’ sales in 2005 versus 2004. The remaining increase in net sales of $133.7 million, or 6.3%, reflects a 5.9% increase in average realized sales price and a 0.4% increase in sales volume as compared to the prior year. The increase in average realized sales price reflects the impact of pricing increases implemented in response to higher raw material costs.

Gross profit

Gross profit increased $12.2 million, or 4.1%, to $309.1 million for Fiscal Year 2005 compared to $296.9 million for Fiscal Year 2004. This includes a $20.6 million increase resulting from the SF Holdings Acquisition. Excluding the effect of the SF Holdings Acquisition, gross profit decreased $8.4 million. As a percentage of net sales, gross profit decreased 1.4% to 12.7% in 2005 versus 14.1% in 2004 impacted by our inability to pass through all raw material and transportation cost increases to our customers due to competitive pressure.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $31.8 million, or 13.5%, to $267.3 million in Fiscal Year 2005 compared to $235.5 million in Fiscal Year 2004. This includes an increase of $15.9 million representing two additional months of SF Holdings’ expenses in 2005 versus 2004. Included in selling, general and administrative expenses are integration costs related to the SF Holdings Acquisition. Integration costs were approximately $25.2 million for Fiscal Year 2005 compared to $30.1 million for Fiscal Year 2004. Excluding the change in integration costs and the impact of SF Holdings described above, the increase in selling, general and administrative expenses of $20.8 million primarily reflects additional professional fees associated with our information technology efforts combined with increased marketing funds principally for our consumer-based customers.

Contract dispute resolution

In 2004, contract dispute resolution costs of $25.4 million represent the results of a settlement with our former logistics provider. This amount includes agreed-upon payments totaling $11.75 million, $4.4 million of receivables forgiven and $9.3 million of litigation-related expenses and contract execution costs.

Gain on sale of property, plant and equipment

Gain on sale of property, plant and equipment was $6.1 million in Fiscal Year 2005 compared to $7.6 million in Fiscal Year 2004. The current year includes a $6.8 million gain on the sale of land and buildings related to facilities previously closed as part of the consolidation of manufacturing, distribution and warehousing operations, while the prior year includes gains on the sale of undeveloped land located in Santa Paula, California and Ada, Oklahoma.

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

Income tax provision

Income tax provision was a benefit of $9.0 million in Fiscal Year 2005 compared to a provision of $10.1 million in Fiscal Year 2004. This change was primarily due to the change in tax filing status of Solo Illinois, effective as of January 1, 2004, from a subchapter S corporation to a subchapter C corporation under the U.S. Internal Revenue Code. This change resulted in the recognition of $24.4 million in net deferred tax liabilities and related deferred income tax expense in Fiscal Year 2004. This expense was partially offset by a $14.0 million tax benefit of Fiscal Year 2004 operating losses.

Fiscal Year 2004 Compared to Fiscal Year 2003

Amounts for Fiscal Year 2004 include the results of SF Holdings from February 22, 2004 to January 2, 2005. Therefore, our discussion of 2004 results compared to 2003 results is primarily driven by the effect of including SF Holdings results from the acquisition date.

Net sales

Net sales increased $1,234.5 million, or 140.9%, to $2,110.8 million for Fiscal Year 2004 compared to $876.4 million for Fiscal Year 2003. Net sales increased $1,155.9 million due to increased sales volume as a direct result of the SF Holdings Acquisition. The remaining increase in net sales of $78.6 million, or 9.0%, reflected a 7.2% increase in average realized sales price and a 1.8% increase in sales volume as compared to Fiscal Year 2003. The increase in average realized sales price reflects a favorable shift in product mix combined with the impact of price increases implemented in response to higher raw material costs.

Gross profit

Gross profit increased $190.6 million, or 179.2%, to $296.9 million for Fiscal Year 2004 compared to $106.3 million for Fiscal Year 2003. As a percentage of net sales, gross profit increased 2.0% to 14.1% in Fiscal Year 2004 versus 12.1% in Fiscal Year 2003. Gross profit increased $166.4 million as a direct result of the SF Holdings Acquisition. The remaining increase in gross profit of $24.2 million was primarily the result of a shift to a more favorable product mix combined with higher average realized sales prices partially offset by higher raw material costs and increased transportation costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $132.4 million, or 128.4%, to $235.5 million in Fiscal Year 2004 compared to $103.1 million in Fiscal Year 2003. This increase includes $90.3 million of expenses associated with the operations of SF Holdings. The remaining increase of $42.1 million resulted primarily from (i) $30.1 million of costs associated with the integration of support functions and systems of SF Holdings in connection with the acquisition, (ii) $8.7 million of costs associated with higher employee salaries, primarily related to the transfer of employees from the acquired companies to Solo Illinois, and higher health insurance costs, and (iii) $2.8 million of management fees to SCIC.

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

Income tax provision

Income tax provision was $10.1 million in Fiscal Year 2004 compared to $3.1 million in Fiscal Year 2003. This increase was primarily due to the change in tax filing status of Solo Illinois from a subchapter S corporation to a subchapter C corporation under the Internal Revenue Code in the United States effective as of January 1, 2004. This change resulted in the recognition of $24.4 million in net deferred tax liabilities and related income tax expense in Fiscal Year 2004. This increase was partially offset by a $14.0 million tax benefit of Fiscal Year 2004 operating losses.

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

Operating Cash Flows

Net cash provided by operating activities during Fiscal Year 2005 was $2.7 million compared to net cash used in operating activities of $23.2 million during Fiscal Year 2004. The year over year change primarily resulted from a lower net loss in Fiscal Year 2005 of $19.4 million. We recognized a $50.3 million net loss in Fiscal Year 2004, which was driven by (i) $30.7 million of prepayment penalties for the extinguishment of debt in conjunction with the SF Holdings Acquisition, (ii) $25.4 million of expense for the resolution of a contract dispute, and (iii) $30.1 million of expense related to the integration of SF Holdings. Net cash provided by operating activities during Fiscal Year 2005 included agreed-upon payments of $11.75 million resulting from the February 2005 contract dispute settlement and related payments of approximately $3.5 million for attorney fees and contract execution costs.

Working capital increased $57.9 million to $443.6 million at January 1, 2006 from $385.7 million at December 31, 2004. Working capital increased as a result of increased inventory levels and increased accounts receivable, partially offset by a decrease in accrued expenses and other current liabilities. The activity in inventory and accounts payable was primarily driven by higher raw material costs combined with our planned inventory build designed to meet customer demand as we rationalized facilities. Accounts receivable activity was driven by higher net sales during the fourth quarter of 2005 compared to the fourth quarter of 2004. The decrease in accrued expenses and other current liabilities was primarily the effect of $14.1 million accrued as of December 31, 2004 for the contract dispute resolution with our former logistics provider, which was paid in 2005.

Investing Cash Flows

Net cash used in investing activities during Fiscal Year 2005 was $30.9 million compared to $907.1 million during Fiscal Year 2004. In Fiscal Year 2005, net cash used was primarily the result of $53.1 million of capital expenditures offset by proceeds received in conjunction with the sale of facilities closed through the integration process. In Fiscal Year 2004, net cash used included $872.6 million for the SF Holdings Acquisition.

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

The following is a summary of long-term debt at January 1, 2006 and December 31, 2004 (in thousands):

	January 1, 2006	December 31, 2004
Senior Credit Facility – Term Loan	$638,625	$645,125
Senior Credit Facility – Revolver	61,700	28,700
8.5% Senior Subordinated Notes	325,000	325,000
Canadian Credit Facility – Term Loan	9,514	11,214
Canadian Credit Facility – Revolver	449	1,010
Capital lease obligations	2,447	3,476

Total long-term debt	1,037,735	1,014,525
Less: current maturities of long-term debt	8,726	9,778

Total long-term debt, less current maturities	$1,029,009	$1,004,747

The following is a summary of our committed revolving credit facilities at January 1, 2006 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Unused Capacity (2)
Senior Credit Facility:
Revolving facility	$150,000	$61,700	$16,155	$72,145
Canadian Credit Facility:
Revolving facility	11,981	449	—	11,532

	$161,981	$62,149	$16,155	$83,677

(1)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.
(2)	As of March 28, 2006, the total unused capacity of our revolving credit facilities was $47.2 million.

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

Contractual obligations

The following summarizes our contractual obligations at January 1, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Payments due in fiscal
	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt obligations	$1,035,288	$8,155	$14,808	$6,500	$6,500	$6,500	$992,825
Capital lease obligations (1)	2,447	571	542	471	398	317	148
Non-cancelable operating	301,574	31,302	26,114	22,167	20,626	18,663	182,702
leases
Purchase obligations (2)	468,719	250,969	174,000	43,750	—	—	—

Total	$1,808,028	$290,997	$215,464	$72,888	$27,524	$25,480	$1,175,675

(1)	We have capital leases of approximately 288.4 million yen (approximately $2.4 million) of which approximately 67.3 million yen (approximately $0.6 million) is classified as current.
(2)	Purchase obligations for raw materials are commitments for projected needs to be utilized in the normal course of business. Arrangements are considered purchase obligations if a contract specified all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and appropriate timing of the transaction. Purchase orders made in the ordinary course of business are excluded from the above table.

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

Net Operating Loss Carryforwards

As of January 1, 2006, we had approximately $243.9 million of U.S. federal tax net operating loss carryforwards that expire between 2016 and 2025. Approximately $103.5 million of such carryforwards are subject to the provisions of Internal Revenue Code Section 382. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax assets is more likely than not.

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

Deterioration in the financial condition of any key customer or a significant slowdown in the economy could have a material negative impact on our ability to collect a portion or all of the accounts receivable. We believe that analysis of historical trends and current knowledge of potential collection problems provides us with sufficient information to establish a reasonable estimate of an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determine that a smaller or larger balance of the allowance for uncollectible accounts was appropriate, we would record a credit or charge to selling, general and administrative expenses in the period in which we made such a determination.

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

Income taxes. We account for income taxes in accordance with the asset and liability method under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and income tax basis of assets and liabilities and tax credit and operating loss carryforwards using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal forecasted sales and pre-tax earnings estimates to make our assessment about the utilization of deferred tax assets. In the event we determine that our future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance will be recorded. If that assessment changes, a charge or a benefit would be recorded in the statement of operations.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

The information in Item 7A included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solo Cup Company:

We have audited the accompanying consolidated balance sheets of Solo Cup Company and subsidiaries (the Company) as of January 1, 2006 and December 31, 2004, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the years in the three-year period ended January 1, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 22 to the consolidated financial statements, the Company has restated its consolidated financial statements as of January 1, 2006 and December 31, 2004 and for the three-year period ended January 1, 2006.

/s/ KPMG LLP

Chicago, Illinois

March 29, 2006, except as to

    Note 22, which is as of

    October 16, 2006

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 1, 2006	December 31, 2004
	(As restated)	(As restated)
Assets

Current assets:
Cash and cash equivalents	$12,087	$15,855
Cash in escrow	15,000	15,000
Accounts receivable:
Trade, less allowance for doubtful accounts of $5,855 and $6,295	222,283	197,721
Other	21,989	28,888
Inventories	381,264	350,098
Spare parts	36,712	31,556
Deferred income taxes	59,057	62,245
Prepaid expenses	9,325	12,222
Other current assets	5,875	3,433

Total current assets	763,592	717,018
Property, plant and equipment, net	756,185	823,050
Spare parts	12,389	11,067
Goodwill	245,547	245,823
Intangible assets	28,065	37,512
Restricted cash	—	1,905
Deferred financing fees, net	26,790	29,619
Other assets	12,105	22,628

Total assets Total assets	$1,844,673	$1,888,622

Liabilities and Shareholder’s Equity

Current liabilities:
Accounts payable	$163,599	$150,483
Accrued payroll and related costs	58,216	69,292
Accrued customer allowances	29,289	30,868
Accrued expenses and other current liabilities	51,904	61,924
Short-term debt	5,546	3,603
Current maturities of long-term debt	8,726	9,778
Income taxes payable	2,667	5,419

Total current liabilities	319,947	331,367
Long-term debt, less current maturities	1,029,009	1,004,747
Deferred income taxes	25,829	57,522
Pensions and other postretirement benefits	74,374	76,275
Other liabilities	10,008	5,073

Total liabilities	1,459,167	1,474,984
Minority interest	—	1,073

Shareholder’s equity:
Common stock – Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding at January 1, 2006 and December 31, 2004	—	—
Additional paid-in capital	258,049	259,080
Retained earnings	127,519	146,896
Accumulated other comprehensive (loss) income	(62)	6,589

Total shareholder’s equity	385,506	412,565

Total liabilities and shareholder’s equity	$1,844,673	$1,888,622

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year ended January 1, 2006	Years ended December 31,
		2004	2003
	(As restated)	(As restated)	(As restated)
Net sales	$2,431,557	$2,110,838	$876,352
Cost of goods sold	2,122,452	1,813,946	770,023

Gross profit	309,105	296,892	106,329
Selling, general and administrative expenses	267,301	235,529	103,118
Contract dispute resolution	—	25,389	—
Gain on sale of property, plant and equipment	(6,069)	(7,584)	(1,616)

Operating income	47,873	43,558	4,827
Interest expense, net of interest income of $304, $247 and $2,040	72,550	55,490	14,419
Prepayment penalties	—	30,690	—
Loss on debt extinguishment	—	916	—
Foreign currency exchange loss (gain), net	4,262	(3,224)	(2,760)
Other income, net	(193)	(311)	(48)

Loss before income taxes and minority interest	(28,746)	(40,003)	(6,784)
Income tax (benefit) provision	(8,960)	10,113	3,069
Minority interest	(409)	214	129

Net loss	$(19,377)	$(50,330)	$(9,982)

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands, except share amounts)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder’s equity
	Shares	Amount	Shares	Amount	Shares	Amount
								(As restated)	(As restated)	(As restated)
Balance at December 31, 2002 (As reported)	—	$—	10,367,626	$103	57,474	$1	$24,965	$237,167	$(3,765)	$258,471
Prior period adjustments	—	—	—	—	—	—	—	(6,917)	—	(6,917)

Balance at December 31, 2002 (As restated)	—	—	10,367,626	103	57,474	1	24,965	230,250	(3,765)	251,554

Net loss (As restated)	—	—	—	—	—	—	—	(9,982)	—	(9,982)
Dividends declared	—	—	—	—	—	—	—	(9,211)	—	(9,211)
Minimum pension liability, net of tax of $(31)	—	—	—	—	—	—	—	—	(96)	(96)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	4,210	4,210
Unrealized investment gain, net of tax of $107	—	—	—	—	—	—	—	—	156	156

Balance at December 31, 2003 (As restated)	—	$—	10,367,626	$103	57,474	$1	$24,965	$211,057	$505	$236,631

Net loss (As restated)	—	—	—	—	—	—	—	(50,330)	—	(50,330)
Dividends declared	—	—	—	—	—	—	—	(13,831)	—	(13,831)
Retirement of common stock – Solo Illinois.	—	—	(10,367,626)	(103)	(57,474)	(1)	(24,965)	—	—	(25,069)
Issuance of common stock – Solo Delaware	100	—	—	—	—	—	254,696	—	—	254,696
Contributed capital from parent	—	—	—	—	—	—	4,121	—	—	4,121
Compensation expense on CPUs	—	—	—	—	—	—	263	—	—	263
Minimum pension liability, net of tax of $(2,182)	—	—	—	—	—	—	—	—	(3,843)	(3,843)
Unrealized investment gain, net of tax of $195	—	—	—	—	—	—	—	—	279	279
Unrealized gain on cash flow hedge, net of tax of $1,599	—	—	—	—	—	—	—	—	2,552	2,552
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	7,096	7,096

Balance at December 31, 2004 (As restated)	100	$—	—	$—	—	$—	$259,080	$146,896	$6,589	$412,565

Net loss (As restated)	—	—	—	—	—	—	—	(19,377)	—	(19,377)
Contributed capital from parent	—	—	—	—	—	—	100	—	—	100
Compensation expense on CPUs	—	—	—	—	—	—	136	—	—	136
Return of capital to parent	—	—	—	—	—	—	(1,267)	—	—	(1,267)
Minimum pension liability, net of tax of $(3,563)	—	—	—	—	—	—	—	—	(1,965)	(1,965)
Unrealized investment gain, net of tax of $167	—	—	—	—	—	—	—	—	243	243
Unrealized gain on cash flow hedge, net of tax of $682	—	—	—	—	—	—	—	—	1,089	1,089
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(6,018)	(6,018)

Balance at January 1, 2006 (As restated)	100	$—	—	$—	—	$—	$258,049	$127,519	$(62)	$385,506

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended January 1, 2006	Years ended December 31,
		2004	2003
	(As restated)	(As restated)	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,377)	$(50,330)	$(9,982)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	104,091	93,697	41,734
Deferred finance fee amortization	4,548	3,538	—
Gain on sale of property, plant and equipment	(6,069)	(7,584)	(1,616)
Asset impairment	2,405	386	—
Loss on debt extinguishment	—	916	—
Minority interest	(409)	214	129
Deferred income taxes	(15,774)	5,134	1,542
Foreign currency loss (gain)	4,262	(3,224)	(2,760)
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable, net	(21,289)	(18,095)	11,376
Inventories	(36,342)	(33,477)	2,749
Prepaid expenses and other current assets	(1,252)	(4,011)	3,632
Other assets	10,035	(7,392)	—
Accounts payable	13,825	(36,710)	(20,536)
Accrued expenses and other current liabilities	(31,360)	37,012	5,193
Other liabilities	(5,513)	(1,580)	(1,446)
Other, net	930	(1,725)	(402)

Net cash provided by (used in) operating activities	2,711	(23,231)	29,613
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for business acquisitions, net of cash acquired	(368)	(872,628)	(5,039)
Increase in cash in escrow	—	(4,997)	(10,003)
Purchase of property, plant and equipment	(53,140)	(42,238)	(34,671)
Proceeds from sale of property, plant and equipment	22,630	12,754	5,049

Net cash used in investing activities	(30,878)	(907,109)	(44,664)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	32,501	16,710	13,000
Net (repayments) borrowings under the Securitization Facility	—	(22,800)	2,800
Borrowings under the term notes	—	661,214	—
Borrowings under the 8.5% Senior Subordinated Notes	—	325,000	—
Proceeds from sale of common stock	—	229,627	—
Contribution of capital from parent	100	838	—
Return of capital to parent	(1,267)	—	—
Repayments of the Senior Notes	—	(160,000)	—
Repayments of the 3.67% Yen-denominated Senior Notes	—	(44,828)	—
Repayments of the interest rate swap	—	(1,656)	—
Repayments of the term notes	(8,494)	(4,875)	—
Net borrowings (repayments) of other debt	1,844	(5,542)	(2,786)
Debt issuance costs	(1,715)	(33,157)	—
Decrease (increase) in restricted cash	1,905	234	(239)
Dividends paid	(387)	(16,097)	(9,145)

Net cash provided by financing activities	24,487	944,668	3,630
Effect of exchange rate changes on cash	(88)	(1,742)	2,063

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,768)	12,586	(9,358)
CASH AND CASH EQUIVALENTS, beginning of year	15,855	3,269	12,627

CASH AND CASH EQUIVALENTS, end of year	$12,087	$15,855	$3,269

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of amounts capitalized	$69,852	$38,717	$13,286
Income taxes paid	7,404	2,524	1,044

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature, Formation and Organization of Business

Solo Cup Company (“Solo Delaware” or the “Company”) was incorporated in Delaware in January 2004 to be the holding company for Solo Cup Company, an Illinois corporation (“Solo Illinois”) and its subsidiaries, and for SF Holdings Group, Inc., a Delaware corporation, and its subsidiaries (“SF Holdings”), which includes Sweetheart Cup Company Inc. (“Sweetheart”). Solo Delaware is a holding company, the material assets of which are 100% of the capital stock of Solo Illinois and 100% of the capital stock of SF Holdings. Solo Delaware is a wholly owned subsidiary of Solo Cup Investment Corporation, a Delaware corporation (“SCIC”). SCC Holding Company LLC, a Delaware limited liability company (“SCC Holding”) and Vestar Capital Partners own 67.2% and 32.7% of SCIC, respectively. Company management holds the remaining 0.1% of SCIC.

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

The consolidated financial statements as of and for the years ended January 1, 2006 and December 31, 2004, and statements of operations, shareholder’s equity and cash flows for the year ended December 31, 2003 have been restated from amounts previously reported to correct accounting errors. See Note 22 for further discussion and reconciliation of restated items from amounts previously reported. Opening retained earnings as of December 31, 2002 has been restated to reflect the correction of accounting errors in prior periods.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of Solo Cup Company and its subsidiaries. As of January 1, 2006, all of Solo Cup Company’s subsidiaries are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Assets and liabilities of foreign subsidiaries are translated at current exchange rates with the related translation adjustments reported in shareholder’s equity as a component of accumulated other comprehensive income (loss). Income and expense accounts and cash flows are translated at the average exchange rate during the period. Components of shareholder’s equity are translated at historical exchange rates. Resulting translation gains and losses are recorded in comprehensive income (loss). Gains or losses resulting from foreign currency transactions are recorded in the Consolidated Statements of Operations.

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

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(l)	Deferred Rent

Certain of the Company’s operating leases provide for scheduled changes in base rentals over their terms. For these leases, the Company recognizes the total rental amounts due over the lease terms on a straight-line basis and, accordingly, has established corresponding deferred rent liabilities for the differences between the amounts recognized as expense and the amounts paid. As of January 1, 2006 and December 31, 2004, deferred rent of $4.9 million and $4.2 million, respectively, is included in other liabilities and other current liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table illustrates the effect on net loss assuming the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all awards of common stock options (in thousands):

	For the year ended January 1, 2006	For the year ended December 31, 2004
	(As restated)	(As restated)
Net loss, as reported	$(19,377)	$(50,330)
Add: Total stock-based employee compensation expense included in net loss, net of related tax effects	84	162
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,970)	(1,977)

Pro forma net loss	$(21,263)	$(52,145)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	3.8%
Stock volatility	—
Expected life in years	7
Expected dividend yield	—
Weighted-average fair value of options granted	$10.98

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. For nonpublic companies, as defined, the effective date of SFAS 123R is the beginning of the first annual reporting period that begins after December 15, 2005, which is the first quarter 2006 for calendar year companies, although early adoption is allowed. The Company will adopt SFAS 123R in the first quarter of 2006 under the “prospective” method. Under the provisions of SFAS 123, the Company calculated its pro forma disclosure using the minimum value method, which excludes any effect of volatility on value; therefore, the prospective method of adopting SFAS 123R is required. Under the “prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted, modified, repurchased or cancelled after that date. See Note 15 for further information on stock-based compensation plans. As it relates to the Company’s existing stock options, management believes that the adoption of this statement will not have a material effect on the Company’s consolidated financial position and results of operations.

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

The funding of the SF Holdings Acquisition was made through bank financing, bonds and private investment. The SF Holdings Acquisition resulted in goodwill of $150.1 million that is not tax deductible and $45.0 million of acquired intangible assets with a weighted average useful life of approximately five years. These intangible assets consisted of trademarks and trade names of $22.2 million with an estimated useful life of five years, Trophy® manufacturing technology valued at $21.1 million with an estimated useful life of five years, and $1.7 million of other intangible assets previously established by the acquired company with an estimated useful life of three years.

The following are the amounts assigned to the acquired assets and liabilities (in millions):

(As restated)
Purchase price	$917.2
Less cash in escrow	(15.0)

Adjusted purchase price	$902.2

Cash	$30.4
Accounts receivable	122.3
Inventories	211.6
Other current assets	51.0
Property, plant and equipment	570.3
Intangible assets	45.0
Other long-term assets	18.6

Total assets	$1,049.2

Current liabilities	$204.5
Other long-term liabilities	92.6

Total liabilities	$297.1

Excess of purchase price over assets and liabilities acquired	$150.1

The finalization of the purchase price is primarily pending adjustments to working capital and resolution of claims for indemnification.

The following are the pro forma results assuming that the acquisition had occurred as of January 1, 2003 (in thousands):

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31, 2004	For the year ended December 31, 2003
	(As restated)	(As restated)
Net sales	$2,278,360	$2,185,489

Net income (loss)	$(9,071)	$5,025

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

In the first half of 2005, management committed to a plan to sell the property for three plants closed in connection with the integration of SF Holdings. One of these three plants was sold and leased back in September 2005 (Note 9). In the fourth quarter of 2005, the Company recognized an impairment loss of $1.3 million to adjust the carrying value of one of these plants. Impairment losses on assets held for sale are included in selling, general and administrative expenses in the Company’s Consolidated Statement of Operations. The remaining net book value of approximately $1.6 million is classified in other current assets in the Company’s Consolidated Balance Sheet as of January 1, 2006.

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

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Inventories

Inventories at January 1, 2006 and December 31, 2004, consist of the following (in thousands):

	January 1, 2006	December 31, 2004
	(As restated)	(As restated)
Finished goods	$276,456	$259,919
Work in process	15,490	13,046
Raw materials and supplies	89,318	77,133

Total inventories	$381,264	$350,098

(5)	Property, Plant and Equipment

Property, plant and equipment at January 1, 2006 and December 31, 2004 consists of the following (in thousands):

	January 1, 2006	December 31, 2004
		(As restated)
Land	$49,306	$54,081
Buildings and improvements	296,903	319,216
Machinery and equipment	918,724	882,561
Construction in progress	20,810	21,394

Total property, plant and equipment	1,285,743	1,277,252
Less - accumulated depreciation	(529,558)	(454,202)

Property, plant and equipment, net	$756,185	$823,050

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

(6)	Goodwill and Intangible Assets

The changes in the carrying value of goodwill by business segment were as follows (in thousands):

	North America	Europe	Asia- Pacific	Total
	(As restated)		(As restated)	(As restated)
Balance at December 31, 2003	$56,298	$38,362	$216	$94,876
Acquisition of SF Holdings	147,509	—	—	147,509
Purchase of Global Cup minority interest	350	—	—	350
Purchase of Sanyo Pax minority interest	—	—	538	538
Translation adjustment	(255)	2,795	10	2,550

Balance at December 31, 2004	203,902	41,157	764	245,823
SF Holdings Acquisition	2,599	—	—	2,599
Erving Paper Products acquisition	672	—	—	672
Liquidation of Sanyo Pax	—	—	(538)	(538)
Translation adjustment	1,255	(4,235)	(29)	(3,009)

Balance at January 1, 2006	$208,428	$36,922	$197	$245,547

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

Pension plan intangibles of $747,000 are included in other assets in the Consolidated Balance Sheet at December 31, 2004 (Note 11).

(7)	Income Taxes

The Company’s deferred tax assets and liabilities as of January 1, 2006 and December 31, 2004 are as follows (in thousands):

	January 1, 2006	December 31, 2004
	(As restated)	(As restated)
Deferred tax assets attributable to:
Net operating loss and other carryforwards	$99,423	$73,721
Pensions and other postretirement benefits	33,216	30,835
Inventory	17,383	10,116
Employee benefit accruals	12,495	15,575
Accounts receivable allowances	25,426	24,896
Contract dispute resolution	—	5,437
Sales reserves	1,324	2,629
Other accruals	12,158	7,173

Gross deferred tax assets	201,425	170,382
Valuation allowance	(5,116)	(8,570)

Net deferred tax assets	196,309	161,812

Deferred tax liabilities attributable to:
Property, plant and equipment	131,477	125,396
Intangible assets	27,328	26,727
Unrealized gains	4,276	4,966

Gross deferred tax liabilities	163,081	157,089

Net deferred tax assets	$33,228	$4,723

As of January 1, 2004, Solo Illinois revoked its subchapter S status and became a subchapter C

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corporation subject to United States federal and state income tax at the corporate level. Consequently, for the year-ended December 31, 2004, the Company, pursuant to generally accepted accounting principles in the United States, recorded a $24.4 million non-cash tax expense to establish a $24.4 million net deferred income tax liability for the future tax consequences attributable to differences between the financial statement and income tax basis of Solo Illinois’ assets and liabilities as of January 1, 2004. For the year-ended January 1, 2006, the Company recorded an additional $0.3 million in tax expense related to the above.

As of January 1, 2006, the Company had approximately $243.9 million of U.S. federal tax net operating loss carryforwards that expire between 2016 and 2025 of which $103.5 million of such carryforwards are subject to the provisions of Internal Revenue Code Section 382. Based on expected levels of future earnings, reversals of existing deferred tax liabilities and certain tax planning strategies, management currently believes that realization of the net deferred tax assets related to these federal net operating loss carryforwards is more likely than not.

The Company establishes a valuation allowance for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company had a valuation allowance of $5.1 million as of January 1, 2006 and $8.6 million as of December 31, 2004, as it is more likely than not that certain foreign and state net operating loss carryforwards and other deferred tax assets will not be fully utilized. For the year-ended January 1, 2006, the Company’s valuation allowance decreased by $3.5 million mainly due to a $6.5 million decrease in the valuation allowance established related to certain deferred tax assets in connection with the SF Holdings Acquisition and a $3.3 million increase related to the utilization of certain foreign net operating loss carryforwards.

Sources of income (loss) before income taxes and minority interest and the components of income tax expense (benefit) for the years ended January 1, 2006, December 31, 2004, and December 31, 2003 are as follows (in thousands):

	For the year ended January 1, 2006	For the year ended December 31,
		2004	2003
	(As restated)	(As restated)	(As restated)
Income (loss) before income taxes and minority interest:
Domestic	$(41,671)	$(55,536)	$(15,528)
Foreign	12,925	15,533	8,744

Total	$(28,746)	$(40,003)	$(6,784)

Income tax (benefit) expense:
Current:
Domestic	$461	$—	$—
Foreign	6,354	4,872	1,869

Total current	$6,815	$4,872	$1,869
Deferred:
Domestic	$(14,576)	$4,081	$—
State	(525)	(294)	—
Foreign	(674)	1,454	1,200

Total deferred	$(15,775)	$5,241	$1,200

Total income tax (benefit) expense	$(8,960)	$10,113	$3,069

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

The following reconciles the expected federal statutory income tax expense (benefit) based on income (loss) before income taxes and minority interest with the Company’s actual tax expense (benefit) (in thousands):

	For the year ended January 1, 2006	For the year ended December 31,
		2004	2003
	(As restated)	(As restated)	(As restated)
Income tax benefit at U.S. statutory rate	$(10,061)	$(14,002)	$(2,374)
Effect of change to C-Corporation	306	24,380	—
Effect of U.S. S-Corporation election	—	—	5,435
Foreign rate differential	(568)	1,669	319
State taxes, net of federal benefit	709	(1,742)	—
Change in valuation allowance	(341)	(393)	(311)
Foreign tax benefit of non-U.S. liquidation	3,293	—	—
Foreign dividend repatriation	(2,345)	—	—
Other	47	201	—

Income tax (benefit) expense	$(8,960)	$10,113	$3,069

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Debt

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

$1,035,288

Canadian Credit Facility

On September 24, 2004, Solo Cup Canada Inc. (formerly known as Lily Cups Inc.), a Canadian subsidiary of the Company, entered into a credit agreement (“Canadian Credit Facility”) which provides for a term loan and a revolving credit facility with a maximum credit borrowing of CAD $30.0 million (approximately US $23.8 million) subject to borrowing base limitations and satisfaction of other conditions of borrowing. The term borrowings have 11 mandatory quarterly repayments of CAD $0.482 million every January 1, April 1, July 1 and October 1 beginning January 1, 2005, with a final payment of CAD $8.2 million due September 24, 2007. Both the revolving credit and term loan borrowings have a final maturity date of September 24, 2007. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily Cups Inc. Borrowings under the revolving credit facility bear interest at the Canadian prime rate plus 0.50% or the Canadian bankers acceptance rate plus 1.75%, at the Company’s option. Term loan borrowings bear interest at the Canadian prime rate plus 0.75% or the Canadian bankers acceptance rate plus 2.00%, at the Company’s option. As of January 1, 2006, borrowings under the revolving credit facility and the term loan carried effective interest rates of 5.11% and 5.36%, respectively. The balance of the revolving facility and term loan were CAD $0.5 million (approximately US $0.4 million) and CAD $11.1 million (approximately US $9.5 million) as of January 1, 2006, respectively. As of December 31, 2004, the balance of the revolving facility and

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

term loan were CAD $1.2 million (approximately US $1.0 million) and CAD $13.5 million (approximately US $11.2 million), respectively. As of January 1, 2006, CAD $13.4 million (approximately US $11.5 million) was available under the revolving credit facility.

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

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During September 2005, the Company entered into an agreement for the sale and leaseback of three properties, including one plant and two warehouses. One of the leases expired in December 2005 and the other two expire in December 2006. Net property, plant and equipment and other current assets were reduced by the carrying values of the properties sold, which amounted to approximately $4.6 million and $1.6 million, respectively. The net cash proceeds received from the sale were approximately $15.3 million; $6.8 million of the resulting gain was recognized in September 2005 and $2.3 million was recorded as a deferred credit. The remaining deferred credit as of January 1, 2006 of $1.8 million is included in other long-term liabilities and is being amortized to income as an offset to rent expense. The leases are classified as operating leases in accordance with SFAS No. 13, “Accounting for Leases.”

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

The following assumptions were used to determine the benefit obligations at fiscal year-end:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Discount rate:
North America Europe Japan	5.25% 4.70% 1.70%	6.00% 5.25% 1.80%	5.25% — —	6.00% — —
Expected long-term rate of return on plan assets:
North America	7.50%-8.00%	7.00%-8.75%	—	—
Europe Japan	5.86% 2.40%	6.30% 1.00%	— —	— —
Rate of compensation increase:
North America Japan	3.50% 1.90%	3.50% 1.98%	— —	— —

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans consists of the following (in thousands):

	For the year ended	For the year ended December 31,
	January 1, 2006	2004	2003
Pension Benefits
Service cost	$1,947	$1,552	$490
Interest cost	7,083	5,928	816
Expected return on plan assets	(6,756)	(6,005)	(529)
Amortization of transition asset	—	108	97
Amortization of prior service cost (1)	748	74	—
Amortization of net loss	522	318	318

Net periodic benefit cost	$3,544	$1,975	$1,192

Other Postretirement Benefits
Service cost	$825	$1,089
Interest cost	2,140	2,603
Amortization of prior service cost	(4,127)	(3)
Amortization of net loss	907	—

Net periodic benefit cost (income)	$(255)	$3,689

(1)	For the year ended January 1, 2006, amortization of prior service cost includes a curtailment charge of $659,000 related to the closing of a plant, which will result in the termination of employees’ services earlier than expected.

The following assumptions were used to determine the net periodic benefit cost for each fiscal year:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Discount rate:
North America Europe Japan	6.00% 5.25% 1.80%	6.00% 5.40% 1.70%	6.00 — —%	6.00 — —%
Expected long-term rate of return on plan assets:
North America Europe Japan	7.00% - 8.75% 6.30% 1.00%	7.00% - 8.75% 6.40% —	— — —	— — —
Rate of compensation increase:
North America Japan	3.50% 1.98%	3.50% 1.72%	— —	— —

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

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$233	$(197)
Effect on postretirement benefit obligation	$3,219	$(2,746)

The Company’s pension plans’ weighted-average asset allocations, by asset category, were as follows:

	Plan Assets at
	January 1, 2006	December 31, 2004
Asset Category
Equity securities	68.3%	66.4%
Debt securities	28.0	30.0
Other	3.7	3.6

Total	100.0%	100.0%

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

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(12)	Shareholder’s Equity

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

In 2004, the Company’s consolidated financial statements reflect the minority interest in the Company’s subsidiaries, Sanyo Pax Operations Company, Ltd. (“Sanyo Pax”) and Global Cup S.A. de C.V. (“Global Cup”). Global Cup was acquired along with the SF Holdings Acquisition in February of 2004. In the third quarter of 2004, the Company purchased all shares held by minority owners in Global Cup.

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

(14)	Accumulated Other Comprehensive Income (Loss)

(In thousands)	For the year ended January 1, 2006	For the year ended December 31, 2004	For the year ended December 31, 2003
	(As restated)	(As restated)	(As restated)
Net loss	$(19,377)	$(50,330)	$(9,982)
Foreign currency translation adjustment	(6,018)	7,096	4,210

Minimum pension liability, net of tax benefit of $3,563, $2,182, and $31	(1,965)	(3,843)	(96)
Unrealized investment gain, net of tax of $167, $195, and $107	243	279	156
Unrealized gain on cash flow hedge, net of tax of $682 and $1,599	1,089	2,552	—

Comprehensive loss	$(26,028)	$(44,246)	$(5,712)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	January 1, 2006	December 31, 2004
Foreign currency translation adjustments	$4,486	$10,504
Minimum pension liability adjustments, net of tax	(8,867)	(6,902)
Unrealized investment gain, net of tax	678	435
Unrealized gain on cash flow hedge, net of tax	3,641	2,552

Accumulated other comprehensive income (loss)	$(62)	$6,589

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)	Stock-Based Compensation

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

Pursuant to the Stockholders Agreement dated February 27, 2004 by and among the Company, SCIC, Vestar Capital Partners and other parties (see exhibit 10.18 to the Company’s Registration Statement on Form S-4, File No. 333-116843), Vestar may designate two directors of the Company. In 2004, Daniel S. O’Connell and Norman W. Alpert were elected to the board. John R. Woodard replaced Norman W. Alpert in February 2006. Mr. O’Connell and Mr. Woodard are both employees and equity owners of Vestar Capital Partners. Vestar owns CPPS representing 32.7% of the voting stock of SCIC.

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

The Company has entered into agreements with the State and the City relating to the acquisition and development of certain property of the Company located in the City. Pursuant to these agreements, the State and City provided certain grants to the Company, paid certain costs on behalf of the Company and undertook certain obligations relating to the property. Under these agreements, the Company is required to fulfill certain obligations relating to the property, which, if not fulfilled, could result in the Company being required to repay the amounts granted or paid by the City and the State.

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

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	North America	Europe	Asia - Pacific	Other	Total Segments	Eliminations	Total
	(As restated)		(As restated)		(As restated)		(As restated)
Year ended January 1, 2006
Revenues from external customers	$2,260,684	$82,236	$97,545	$11,993	$2,452,458	$(20,901)	$2,431,557
Intersegment net sales	20,159	—	162	580	20,901	(20,901)	—
Operating income	41,059	3,317	2,842	588	47,806	67	47,873
Depreciation and amortization	99,046	3,580	5,345	668	108,639	—	108,639
Capital expenditures	47,419	968	4,362	391	53,140	—	53,140
Property, plant and equipment, net	702,974	19,204	31,598	2,409	756,185	—	756,185
Total assets at year end	1,737,411	81,072	61,980	8,925	1,889,388	(44,715)	1,844,673

Year ended December 31, 2004
Revenues from external customers	$1,938,139	75,583	102,456	11,833	2,128,011	(17,173)	$2,110,838
Intersegment net sales	15,261	—	110	1,802	17,173	(17,173)	—
Operating income (loss)	32,187	5,156	5,531	784	43,658	(100)	43,558
Depreciation and amortization	87,101	3,752	5,664	718	97,235	—	97,235
Capital expenditures	37,240	768	3,645	585	42,238	—	42,238
Property, plant and equipment, net	757,529	24,174	38,660	2,687	823,050	—	823,050
Total assets at year end	1,755,505	90,269	79,300	11,822	1,936,896	(48,274)	1,888,622

Year ended December 31, 2003
Revenues from external customers	$721,989	62,562	94,895	11,020	890,466	(14,114)	$876,352
Intersegment net sales	12,516	—	138	1,460	14,114	(14,114)	—
Operating income (loss)	(4,545)	5,052	4,150	333	4,990	(163)	4,827
Depreciation and amortization	30,746	3,586	6,613	789	41,734	—	41,734
Capital expenditures	28,633	1,427	4,446	165	34,671	—	34,671
Property, plant and equipment, net	231,574	25,439	39,144	3,127	299,284	—	299,284
Total assets at year end	578,490	85,992	80,555	10,911	755,948	(136,970)	618,978

Geographic information:

Net sales from external customers by customer location are determined based on where the Company’s products were delivered. Long-lived assets include property, plant and equipment, net; goodwill; intangible assets, net; and certain other non-current assets.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year ended January 1, 2006	Years Ended December 31,
		2004	2003
	(As restated)	(As restated)	(As restated)
United States	$2,088,975	$1,766,099	$640,521
Other countries	342,582	344,739	235,831

Net sales	$2,431,557	$2,110,838	$876,352

	January 1, 2006	December 31,
		2004	2003
	(As restated)	(As restated)	(As restated)
United States	$926,762	$1,007,497	$285,856
Other countries	127,172	140,393	108,295

Total long-lived assets	$1,053,934	$1,147,890	$394,151

(In thousands)	Year ended January 1, 2006	Years Ended December 31,
		2004	2003
	(As restated)	(As restated)	(As restated)
Revenues:
Total segment and other net sales	$2,452,458	$2,128,011	$890,466
Elimination of intersegment net sales	(20,901)	(17,173)	(14,114)

Net sales	$2,431,557	$2,110,838	$876,352

Operating income:
Total segment and other operating income	$47,806	$43,658	$4,990
Elimination of intersegment operating income	67	(100)	(163)
Interest expense	(72,854)	(86,427)	(16,459)
Interest income	304	247	2,040
Loss on debt extinguishments	—	(916)	—
Foreign currency exchange (loss) gain , net	(4,262)	3,224	2,760
Other, net	193	311	48

Loss before income taxes and minority interest	$(28,746)	$(40,003)	$(6,784)

	January 1, 2006	December 31, 2004
	(As restated)	(As restated)

Assets:

Total segment and other assets	$1,889,388	$1,936,896
Eliminations of intersegment receivables	(44,715)	(48,274)

Total assets	$1,844,673	$1,888,622

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net sales by customer group for the years ended January 1, 2006, December 31, 2004, and December 31, 2003 were as follows (in thousands):

	Year ended January 1, 2006	Years Ended December 31,
		2004	2003
	(As restated)	(As restated)	(As restated)
Foodservice	$1,927,210	$1,722,853	$716,293
Consumer	504,347	387,985	160,059

Net sales	$2,431,557	$2,110,838	$876,352

(20)	Valuation and Qualifying Accounts

Valuation and qualifying accounts are comprised of allowance for doubtful accounts, allowance for discounts and deductions and inventory obsolescence reserves. The changes in these accounts for the years ended January 1, 2006, December 31, 2004, and December 31, 2003 were as follows (in thousands):

	Beginning balance	Charged to income	Charged to other accounts (1)(2)(3)	Deductions	Ending balance
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
Allowance for doubtful accounts
2005	$6,295	$614	$281	$(1,335)	$5,855
2004	3,900	340	3,112	(1,057)	6,295
2003	3,500	778	79	(457)	3,900

Allowance for discounts and deductions
2005	$50,718	$212,354	$(386)	$(209,555)	$53,131
2004	20,744	153,627	18,020	(141,673)	50,718
2003	15,697	101,561	—	(96,514)	20,744

Inventory obsolescence reserves
2005	$12,995	$1,778	$4,813	$(5,347)	$14,239
2004	1,570	1,554	13,697	(3,826)	12,995
2003	1,510	1,019	30	(989)	1,570

(1)	Charged to other accounts include recoveries received and cumulative translation adjustment for translation of foreign accounts.
(2)	In 2004, charged to other accounts includes the impact of the acquisition of SF Holdings of $4.2 million of allowance for doubtful accounts (partially offset by the reversal of reserves established for the Company’s former logistics provider), $17.9 million of allowance for discounts and deductions and $13.5 million of inventory obsolescence reserves.
(3)	In 2005, charged to other accounts includes the impact of the acquisition of SF Holdings of $4.4 million of inventory obsolescence reserves.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(21)	Subsequent Events (Unaudited)

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

In May 2006, the Company received a neutral auditor’s final ruling on the SF Holdings Acquisition working capital adjustment that awarded $7.7 million (including interest) to the Company. In July 2006, the Company received a neutral arbitrator’s final ruling on the Company’s claims for indemnification arising from the SF Holdings Acquisition that awarded $5.5 million (including interest) to the Company. The remaining $1.8 million in escrow will be disbursed to the stockholder representative for the seller in the SF Holdings Acquisition.

In June 2006, the Company recognized $22.1 million in curtailment gains as a result of a significant reduction in postretirement benefits for certain active plan participants.

On July 2, 2006, the Company recorded goodwill impairment charges of approximately $228.5 million, as a result of a goodwill impairment test of its North America and Europe reporting units.

On July 2, 2006, the Company recorded approximately $105.0 million charge to establish a valuation allowance for deferred tax assets including federal and state net operating loss carryforwards and other deferred assets.

In July 2006, Executive Vice President and Chief Financial Officer Susan H. Marks decided to leave the Company to pursue other interests. Subsequently, Eric A. Simonsen was appointed interim Chief Financial Officer of the Company.

In August 2006, Robert M. Korzenski was appointed Chief Executive Officer of the Company. In addition to assuming the Chief Executive Officer role, Mr. Korzenski retained his responsibilities as the Company’s President and Chief Operating Officer, positions to which he was appointed on April 17, 2006.

In August 2006, the Company announced that it would delay filing its Quarterly Report on Form 10-Q for the thirteen weeks ended July 2, 2006 as a result of an accounting review undertaken when new management was appointed by the Board of Directors in the second and third quarters of 2006. As a result of the delay, the Company received notice on August 17, 2006 from the trustee under the indenture for its 8.5 % Senior Subordinated Notes due 2014 that the Company failed to comply with the provisions of the indenture requiring that it provide quarterly financial information for the thirteen weeks ended July 2, 2006 to the holders of the notes issued thereunder. Under the terms of the indenture, the Company had until October 16, 2006, the date of this filing, to comply with this requirement. By providing the required quarterly information, the Company has satisfied this obligation.

In September 2006, the Company terminated its existing interest rate swaps which are described in Note 10 and received approximately $5.1 million. The Company also entered into three interest rate cap agreements with a total notional amount of $245.0 million. Under these agreements, the Company receives variable interest rate payments when the 3-month LIBOR rises above 6.0%. These agreements are in effect through September 14, 2007.

In September 2006, the Company announced that it had determined to restate certain of its previously issued consolidated financial statements and that the Company’s consolidated financial data for previous annual and interim periods contained errors and should therefore not be relied upon. See Note 22 for further discussion regarding the restatement. As a result of management’s determination to restate certain of its consolidated financial statements, the Company informed the administrative agents under its First and Second Lien Facilities that it was in default under such facilities. On October 13, 2006, the Company entered into a Waiver and Fourth Amendment to its First Lien Facility and a Waiver and First Amendment to its Second Lien Facility (collectively “Waiver”). The Waiver is effective with respect to financial covenant ratios until January 2, 2007. The Waiver generally waives the Company’s noncompliance with the First and Second facilities for events of default resulting from the restatement for the periods restated. The Waiver also provides that if the Company does not meet the financial covenant ratios for the first fiscal quarter of 2006 (or for prior periods) to the extent resulting from the restatement or for any reason does not meet the financial convenant ratios for the second, third and fourth fiscal quarters of 2006 as set forth in the First and Second Lien Credit Facilities, it will not constitute an event of default under such facilities. By entering into the Waiver, the Company re-established its ability to borrow additional amounts (up to the maximum permitted) under the terms of its $150.0 million revolving credit facility.

In recent periods, the Company’s net losses, adjusted for non-cash operating costs such as depreciation and amortization, have not provided sufficient cash flow to offset the Company’s working capital needs. This has resulted in an overall use of cash from operating activities. Additionally, investing activities have been a net use of cash. This has been the result primarily of the Company’s capital expenditure programs, including the ongoing implementation of a new order management system. As a result, the Company increased its borrowing availability through existing or new lending agreements such as the Second Lien Facility that was originated during the first quarter of 2006. These credit facilities, however, as well as the indenture governing the notes described above, impose certain restrictions upon the Company’s operations in the form of financial covenants and other terms and conditions that could limit our access to additional funding and impair our ability to meet our obligations as they mature.

However, the Company has taken, and continues to take, a number of steps to maximize its near-term liquidity to meet its expected working capital needs, fund its capital expenditure requirements and fulfill its lease and debt service obligations over the longer term. For example, the Company has cured the default under the indenture governing the notes, entered into the Waiver, and commenced negotiations with its lenders regarding amendments to its current financing structure. In addition, the Company is evaluating additional opportunities such as sales of non-strategic assets and alternative financing strategies. The Company has also engaged an independent consulting firm to perform a thorough diagnostic review of its supply chain/operations designed to reduce costs and improve manufacturing efficiencies.

At July 2, 2006, the Company’s outstanding borrowings under the First and Second Lien Facilities, the 8.5% Senior Subordinated Notes and foreign borrowings in Canada and Japan in the aggregate is approximately $1,152.0 million. Waivers have been obtained though January 2, 2007 with respect to covenant violations that occurred in August and September 2006 under the First and Second Lien facilities. Prior to that date, the Company must complete negotiations and close on a new amendment to the existing facilities that would, among other things, amend the covenants to achievable levels. Alternatively, the Company could replace the First and/or Second Lien facilities with new borrowings. Management believes it is probable that one of those alternatives will be accomplished by January 2, 2007. Accordingly, it has classified the outstanding balance of the First and Second Lien Facilities on its consolidated balance sheets based on their stated maturities.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22)	Restatement of Consolidated Financial Statements

On September 19, 2006, the Company announced that it would be restating certain financial statements as a result of the findings of an accounting review undertaken when new management was appointed by the Board of Directors in the second and third fiscal quarters of 2006. Since that time, the Company has completed its accounting review and has determined that certain of the errors resulted from deficiencies in the Company’s internal control over financial reporting. See Item 9A Controls and Procedures.

The Company is filing this Form 10-K/A for the fiscal year ended January 1, 2006 to amend and restate the:

(1)	consolidated balance sheets as of January 1, 2006 and December 31, 2004;

(2)	consolidated statements of operations, consolidated statements of shareholder’s equity and consolidated statements of cash flows for the fiscal years ended January 1, 2006 and December 31, 2004 and 2003;

(3)	retained earnings as of December 31, 2002;

(4)	certain financial data for the quarterly periods ended March 31, July 3, October 2, 2005 and January 1, 2006 and March 31, June 30, September 30 and December 31, 2004; and

(5)	selected financial data for the years ended January 1, 2006, and December 31, 2004, 2003, 2002 and 2001.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Background on the Restatement – The errors identified in the Company’s previously issued consolidated financial statements are described below.

• Timely Recognition of Certain Credits to Customers

The Company did not properly account for (i) sales incentives offered to customers; (ii) cash discounts offered to customers; and (iii) credit memoranda issued to customers.

• Timely Recognition of Certain Credits from Vendors

The Company failed to timely and properly accrue for certain rebates received from certain vendors.

• Timely Recognition of Certain Accrued Expenses

The Company did not recognize certain expenses in the appropriate period.

• Accrued Payroll and Other Related Costs

The Company failed to properly account for (i) vacation pay earned by certain employees, and (ii) a reimbursement of a deposit with an insurance provider.

• Accrued Freight

The Company determined that an employee, who is no longer with the Company, failed to record a portion of the Company’s freight expense despite receiving information that the methodology used to calculate the recorded freight expense was flawed.

• Inventory Valuation

The Company failed to properly value certain scrap inventory at the lower of cost or market value in accordance with its accounting policies.

In connection with the restatement of its previously issued financial statements, the Company made certain additional adjustments and reclassifications that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered material to the Company’s consolidated financial statements.

The following tables set forth the amounts previously reported in the company’s consolidated balance sheets as of January 1, 2006 and December 31, 2004, and the Company’s consolidated statements of operations for the years ended January 1, 2006, and December 31, 2004 and 2003, the effect of the restatement adjustments, and the restated amounts. The notes that follow the tables describe the restatement adjustments. The total amounts reported in the statements of cash flows for fiscal years 2005, 2004 and 2003 for net cash provided by (used in) operating, investing and financing activities were not impacted by the restatements.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Balance Sheet (In thousands, except share and per share amounts)
	January 1, 2006	Adjustments	January 1, 2006
	(As reported)		(As restated)
Assets
Current assets:
Cash and cash equivalents	$12,087	$—	$12,087
Cash in escrow	15,000	—	15,000
Accounts receivable:
Trade, less allowance for doubtful accounts (a) (g)	252,046	(29,763)	222,283
Other (b)	24,126	(2,137)	21,989
Inventories (b) (f) (g)	380,720	544	381,264
Spare parts	36,712	—	36,712
Deferred income taxes (h)	44,056	15,001	59,057
Prepaid expenses (d)	11,577	(2,252)	9,325
Other current assets	5,875	—	5,875

Total current assets	782,199	(18,607)	763,592
Property, plant and equipment, net	756,185	—	756,185
Spare parts	12,389	—	12,389
Goodwill (a) (h)	240,030	5,517	245,547
Intangible assets	28,065	—	28,065
Deferred financing fees, net	26,790	—	26,790
Other assets	12,105	—	12,105

Total assets	$1,857,763	$(13,090)	$1,844,673

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$163,599	$—	$163,599
Accrued payroll and related costs (d) (g)	54,371	3,845	58,216
Accrued customer allowances	29,289	—	29,289
Accrued expenses and other current liabilities (c) (d) (e) (g)	40,826	11,078	51,904
Short-term debt	5,546	—	5,546
Current maturities of long-term debt	8,726	—	8,726
Income taxes payable	2,667	—	2,667

Total current liabilities	305,024	14,923	319,947
Long-term debt, less current maturities	1,029,009	—	1,029,009
Deferred income taxes (h)	28,059	(2,230)	25,829
Pensions and other postretirement benefits	74,374	—	74,374
Other liabilities	10,008	—	10,008

Total liabilities	1,446,474	12,693	1,459,167
Shareholder’s equity:	—	—	—
Common stock – Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding at January 1, 2006
Additional paid-in capital	258,049	—	258,049
Retained earnings	153,302	(25,783)	127,519
Accumulated other comprehensive loss	(62)	—	(62)

Total shareholder’s equity	411,289	(25,783)	385,506

Total liabilities and shareholder’s equity	$1,857,763	$(13,090)	$1,844,673

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Balance Sheet (In thousands, except share and per share amounts)
	December 31, 2004	Adjustments	December 31, 2004
	(As reported)		(As restated)
Assets
Current assets:
Cash and cash equivalents	$15,855	$—	$15,855
Cash in escrow	15,000	—	15,000
Accounts receivable:
Trade, less allowance for doubtful accounts (a)	222,546	(24,825)	197,721
Other (b)	26,954	1,934	28,888
Inventories (b) (f) (g)	352,377	(2,279)	350,098
Spare parts	31,556	—	31,556
Deferred income taxes (h)	52,594	9,651	62,245
Prepaid expenses	12,222	—	12,222
Other current assets	3,433	—	3,433

Total current assets	732,537	(15,519)	717,018
Property, plant and equipment, net (g)	828,750	(5,700)	823,050
Spare parts	11,067	—	11,067
Goodwill (a) (g) (h)	239,768	6,055	245,823
Intangible assets	37,512	—	37,512
Restricted cash	1,905	—	1,905
Deferred financing fees, net	29,619	—	29,619
Other assets	22,628	—	22,628

Total assets	$1,903,786	$(15,164)	$1,888,622

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$150,483	$—	$150,483
Accrued payroll and related costs (d) (g)	68,391	901	69,292
Accrued customer allowances	30,868	—	30,868
Accrued expenses and other current liabilities (c) (d) (g)	62,496	(572)	61,924
Short-term debt	3,603	—	3,603
Current maturities of long-term debt	9,778	—	9,778
Income taxes payable	5,419	—	5,419

Total current liabilities	331,038	329	331,367
Long-term debt, less current maturities	1,004,747	—	1,004,747
Deferred income taxes (h)	58,430	(908)	57,522
Pensions and other postretirement benefits	76,275	—	76,275
Other liabilities	5,073	—	5,073

Total liabilities	1,475,563	(579)	1,474,984
Minority interest	1,073	—	1,073
Shareholder’s equity:
Common stock – Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2004	—	—	—
Additional paid-in capital	259,080	—	259,080
Retained earnings	161,481	(14,585)	146,896
Accumulated other comprehensive income	6,589	—	6,589

Total shareholder’s equity	427,150	(14,585)	412,565

Total liabilities and shareholder’s equity	$1,903,786	$(15,164)	$1,888,622

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations (In thousands)
	Year ended January 1, 2006	Adjustments	Year ended January 1, 2006
	(As reported)		(As restated)
Net sales (a) (g)	$2,437,738	$(6,181)	$2,431,557
Cost of goods sold (b) (c) (d) (e) (f) (g)	2,110,646	11,806	2,122,452

Gross profit (loss)	327,092	(17,987)	309,105
Selling, general and administrative expenses (c) (g)	265,165	2,136	267,301
Gain on sale of property, plant and equipment (g)	(5,683)	(386)	(6,069)

Operating income (loss)	67,610	(19,737)	47,873
Interest expense, net of interest income	72,550	—	72,550
Foreign currency exchange loss, net	4,262	—	4,262
Other expense (income), net (g)	1,673	(1,866)	(193)

Loss before income taxes and minority interest	(10,875)	(17,871)	(28,746)
Income tax benefit (h)	(2,287)	(6,673)	(8,960)
Minority interest	(409)	—	(409)

Net loss	$(8,179)	$(11,198)	$(19,377)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations (In thousands)
	Year ended December 31, 2004	Adjustments	Year ended December 31, 2004
	(As reported)		(As restated)
Net sales (a)	$2,116,437	$(5,599)	$2,110,838
Cost of goods sold (b) (c) (f) (g)	1,813,260	686	1,813,946

Gross profit	303,177	(6,285)	296,892
Selling, general and administrative expenses (c) (g)	233,617	1,912	235,529
Contract dispute resolution	25,389	—	25,389
Gain on sale of property, plant and equipment	(7,584)	—	(7,584)

Operating income	51,755	(8,197)	43,558
Interest expense, net of interest income	55,490	—	55,490
Prepayment penalties	30,690	—	30,690
Loss on debt extinguishment	916	—	916
Foreign currency exchange gain, net	(3,224)	—	(3,224)
Other expense (income), net (g)	489	(800)	(311)

Loss before income taxes and minority interest	(32,606)	(7,397)	(40,003)
Income tax provision (h)	17,112	(6,999)	10,113
Minority interest	214	—	214

Net loss	$(49,932)	$(398)	$(50,330)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations (In thousands)
	Year ended December 31, 2003	Adjustments	Year ended December 31, 2003
	(As reported)		(As restated)
Net sales (a)	$879,693	$(3,341)	$876,352
Cost of goods sold (c) (g)	768,666	1,357	770,023

Gross profit	111,027	(4,698)	106,329
Selling, general and administrative expenses (c) (g)	100,701	2,417	103,118
Gain on sale of property, plant and equipment	(1,616)	—	(1,616)

Operating income	11,942	(7,115)	4,827
Interest expense, net of interest income	14,419	—	14,419
Foreign currency exchange (gain) loss, net	(2,760)	—	(2,760)
Other (income) expense, net (g)	(309)	261	(48)

Income (loss) before income taxes and minority interest	592	(7,376)	(6,784)
Income tax provision (h)	3,175	(106)	3,069
Minority interest	129	—	129

Net loss	$(2,712)	$(7,270)	$(9,982)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Cash Flows (In thousands)
	Year ended January 1, 2006	Adjustments	Year ended January 1, 2006
	(As reported)		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,179)	$(11,198)	$(19,377)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	104,091	—	104,091
Deferred finance fee amortization	4,548	—	4,548
Gain on sale of property, plant and equipment (g)	(5,683)	(386)	(6,069)
Asset impairment (g)	1,867	538	2,405
Minority interest	(409)	—	(409)
Deferred income taxes (h)	(9,102)	(6,672)	(15,774)
Foreign currency loss	4,262	—	4,262
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable, net (a) (b) (g)	(30,296)	9,007	(21,289)
Inventories (b) (f) (g)	(33,522)	(2,820)	(36,342)
Prepaid expenses and other current assets (d)	(3,505)	2,253	(1,252)
Other assets	10,035	—	10,035
Accounts payable	13,825	—	13,825
Accrued expenses and other current liabilities (c) (d) (e) (g)	(40,638)	9,278	(31,360)
Other liabilities	(5,513)	—	(5,513)
Other, net	930	—	930

Net cash provided by operating activities	2,711	—	2,711
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for business acquisitions, net of cash acquired	(368)	—	(368)
Purchase of property, plant and equipment	(53,140)	—	(53,140)
Proceeds from sale of property, plant and equipment	22,630	—	22,630

Net cash used in investing activities	(30,878)	—	(30,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	32,501	—	32,501
Contribution of capital from parent	100	—	100
Return of capital to parent	(1,267)	—	(1,267)
Repayments of the term notes	(8,494)	—	(8,494)
Net borrowings of other debt	1,844	—	1,844
Debt issuance costs	(1,715)	—	(1,715)
Decrease in restricted cash	1,905	—	1,905
Dividends paid	(387)	—	(387)

Net cash provided by financing activities	24,487	—	24,487

Effect of exchange rate changes on cash	(88)	—	(88)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,768)	—	(3,768)
CASH AND CASH EQUIVALENTS, beginning of year	15,855	—	15,855

CASH AND CASH EQUIVALENTS, end of year	$12,087	$—	$12,087

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of amounts capitalized	$69,852	$—	$69,852
Income taxes paid	7,404	—	7,404

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Cash Flows (In thousands)
	Year ended December 31, 2004	Adjustments	Year ended December 31, 2004
	(As reported)		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,932)	$(398)	$(50,330)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	93,697	—	93,697
Deferred finance fee amortization	3,538	—	3,538
Gain on sale of property, plant and equipment	(7,584)	—	(7,584)
Asset impairment (g)	—	386	386
Loss on debt extinguishment	916	—	916
Minority interest	214	—	214
Deferred income taxes (h)	12,240	(7,106)	5,134
Foreign currency gain	(3,224)	—	(3,224)
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable, net (a) (b)	(21,386)	3,291	(18,095)
Inventories (b) (f) (g)	(35,756)	2,279	(33,477)
Prepaid expenses and other current assets	(4,011)	—	(4,011)
Other assets	(7,392)	—	(7,392)
Accounts payable	(36,060)	(650)	(36,710)
Accrued expenses and other current liabilities (c) (d) (g)	34,119	2,893	37,012
Other liabilities	(1,580)	—	(1,580)
Other, net (g)	(1,568)	(157)	(1,725)

Net cash used in operating activities	(23,769)	538	(23,231)
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for business acquisitions, net of cash acquired (g)	(872,090)	(538)	(872,628)
Increase in cash in escrow	(4,997)	—	(4,997)
Purchase of property, plant and equipment	(42,238)	—	(42,238)
Proceeds from sale of property, plant and equipment	12,754	—	12,754

Net cash used in investing activities	(906,571)	(538)	(907,109)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	16,710	—	16,710
Net repayments under the Securitization Facility	(22,800)	—	(22,800)
Borrowings under the term notes	661,214	—	661,214
Borrowings under the 8.5% Senior Subordinated Notes	325,000	—	325,000
Proceeds from sale of common stock	229,627	—	229,627
Contribution of capital from parent	838	—	838
Repayments of the Senior Notes	(160,000)	—	(160,000)
Repayments of the 3.67% Yen-denominated Senior Notes	(44,828)	—	(44,828)
Repayments of the interest rate swap	(1,656)	—	(1,656)
Repayments of the term notes	(4,875)	—	(4,875)
Net repayments of other debt	(5,542)	—	(5,542)
Debt issuance costs	(33,157)	—	(33,157)
Decrease in restricted cash	234	—	234
Dividends paid	(16,097)	—	(16,097)

Net cash provided by financing activities	944,668	—	944,668

Effect of exchange rate changes on cash	(1,742)	—	(1,742)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,586	—	12,586
CASH AND CASH EQUIVALENTS, beginning of year	3,269	—	3,269
CASH AND CASH EQUIVALENTS, end of year	$15,855	$—	$15,855

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of amounts capitalized	$38,717	$—	$38,717
Income taxes paid	2,524	—	2,524

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Cash Flows (In thousands)
	Year ended December 31, 2003	Adjustments	Year ended December 31, 2003
	(As reported)		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,712)	$(7,270)	$(9,982)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,734	—	41,734
Gain on sale of property, plant and equipment	(1,616)	—	(1,616)
Minority interest	129	—	129
Deferred income taxes	1,542	—	1,542
Foreign currency gain	(2,760)	—	(2,760)
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable, net (a) (g)	7,661	3,715	11,376
Inventories	2,749	—	2,749
Prepaid expenses and other current assets	3,632	—	3,632
Accounts payable (g)	(21,186)	650	(20,536)
Accrued expenses and other current liabilities (c)	2,444	2,749	5,193
Other liabilities	(1,446)	—	(1,446)
Other, net (g)	(558)	156	(402)

Net cash provided by operating activities	29,613	—	29,613
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for business acquisitions, net of cash acquired	(5,039)	—	(5,039)
Increase in cash in escrow	(10,003)	—	(10,003)
Purchase of property, plant and equipment	(34,671)	—	(34,671)
Proceeds from sale of property, plant and equipment	5,049	—	5,049

Net cash used in investing activities	(44,664)	—	(44,664)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	13,000	—	13,000
Net borrowings under the Securitization Facility	2,800	—	2,800
Net repayments of other debt	(2,786)	—	(2,786)
Increase in restricted cash	(239)	—	(239)
Dividends paid	(9,145)	—	(9,145)

Net cash provided by financing activities	3,630	—	3,630
Effect of exchange rate changes on cash	2,063	—	2,063

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,358)	—	(9,358)
CASH AND CASH EQUIVALENTS, beginning of year	12,627	—	12,627

CASH AND CASH EQUIVALENTS, end of year	$3,269	$—	$3,269

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of amounts capitalized	$13,286	$—	$13,286
Income taxes paid	1,044	—	1,044

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Explanation of adjustments to the financial statements as reported:

(a)	Reflects adjustments principally to properly account for (i) sales incentives offered to customers (ii) cash discounts taken by customers; and (iii) credit memoranda issued to customers. These adjustments (decreased)/increased (i) trade accounts receivable by ($29.5 million) and ($24.8 million) as of January 1, 2006 and December 31, 2004, respectively; (ii) goodwill by $9.0 million as of January 1, 2006 and December 31, 2004 respectively; and (iii) net sales by ($4.7 million), ($5.6 million), and ($3.3 million) for the fiscal years ended January, 1, 2006, December 31, 2004 and December 31, 2003, respectively.

(b)	Reflects adjustments principally to properly accrue for certain rebates received from certain vendors. These adjustments increased/(decreased) (i) accounts receivable other by ($2.1 million) and $1.9 million as of January 1, 2006 and December 31, 2004, respectively; (ii) inventories by $2.1 million and ($1.1 million) as of January 1, 2006 and December 31, 2004, respectively; (iii) cost of goods sold by $0.8 million and ($0.8 million) for the fiscal years ended January 1, 2006 and December 31, 2004, respectively.

(c)	Reflects adjustments principally to properly accrue for certain expenses that were previously recorded in the incorrect period. These adjustments increased/(decreased) (i) accrued expenses and other current liabilities by $7.5 million and $5.3 million as of January 1, 2006 and December 31, 2004, respectively; (ii) cost of goods sold by $2.9 million, $1.0 million and $0.7 million for the fiscal years ended January, 1, 2006, December 31, 2004 and December 31, 2003, respectively; and (iii) selling, general, and administrative expenses by ($0.6 million), $1.4 million and $2.0 million for the fiscal years ended January, 1, 2006, December 31, 2004 and December 31, 2003, respectively.

(d)	Reflects adjustments principally to properly account for (i) vacation pay earned by certain employees; and (ii) a reimbursement of a deposit with an insurance provider. These adjustments increased/(decreased) (i) accrued payroll and related costs by $3.5 million and $1.0 million as of January 1, 2006 and December 31, 2004, respectively; (ii) accrued expenses and other current liabilities by ($1.1 million) and ($1.0 million) as of January 1, 2006 and December 31, 2004, respectively; (iii) prepaid expenses by ($2.3 million) as of January 1, 2006; and (iv) cost of goods sold by $4.7 million for the fiscal year ended January, 1, 2006.

(e)	Reflects adjustments principally to properly accrue for freight costs. These adjustments increased (i) accrued expenses and other current liabilities by $4.1 million as of January 1, 2006; and (ii) cost of goods sold by $4.1 million for the fiscal year ended January, 1, 2006.

(f)	Reflects adjustments principally to properly value certain scrap inventory at the lower of cost or market value in accordance with the Company’s accounting policies. These adjustments (decreased)/increased (i) inventories by ($1.9 million) and ($0.7 million) as of January 1, 2006 and December 31, 2004, respectively and (ii) cost of goods sold by $1.2 million and $0.7 million for the fiscal years ended January, 1, 2006 and December 31, 2004, respectively.

(g)	Reflects adjustments and reclassification principally to properly account for the impact of certain additional adjustments in the historical consolidated financial statements that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered material to the Company’s consolidated financial statements. These adjustments included a reclass of a fixed asset reserve. This adjustment (decreased)/increased property, plant and equipment, net by ($5.3 million) and accrued expenses and other current liabilities by $5.3 million as of December 31, 2004. The additional adjustments increased/(decreased) (i) total assets by ($5.7 million) as of December 31, 2004; (ii) total liabilities by $0.8 million and ($4.9 million) as of January 1, 2006 and December 31, 2004, respectively; and (iii) net income by $0.5 million and ($1.3 million) for the fiscal years ended December 31, 2004 and December 31, 2003, respectively.

(h)	Reflects adjustments principally for the net impact on income tax expense of all adjustments during the period at the statutory tax rate, including as well as adjustments of current deferred income tax assets and long-term deferred income tax liabilities. These adjustments increased/(decreased) (i) current deferred income taxes by $15.0 million and $9.6 million as of January 1, 2006 and December 31, 2004, respectively; (ii) goodwill by ($3.5 million) as of January 1, 2006 and December 31, 2004, respectively; (iii) long-term deferred income taxes by ($2.2 million) and ($0.9 million) as of January 1, 2006 and December 31, 2004, respectively; and (iv) income tax (benefit) provision by ($6.7 million), ($7.0 million), and ($0.1 million) for the fiscal years ended January 1, 2006, December 31, 2004 and December 31, 2003, respectively.

Certain amounts in Notes 1, 3, 4, 5, 6, 7, 14, 19, 20, 21 and 23 to the Consolidated Financial Statements have been restated to reflect the restatement adjustments discussed above.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23)	Quarterly Financial Data (Unaudited) (Restated)

The following quarterly data has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes. This quarterly information has been restated for, and as of the end of, all quarters of fiscal 2005 and all quarters of fiscal 2004 from previously reported information filed on Forms 10-Q and Form 10-K, as a result of the restatement of our financial results as discussed in Note 22. These restatement adjustments are described in Note 22 for the respective annual periods. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

The following tables set forth certain financial data for quarterly periods ended January 1, 2006, and October 2, July 3 and March 31, 2005 and September 20, 2004, June 30, and September 20, 2004, the effect of the restatement adjustments, and the restated amounts. The notes that follow the tables describe the restatement adjustments.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Balance Sheet (In thousands, except share and per share amounts)
	October 2, 2005	Adjustments	October 2, 2005
	(As reported)		(As restated)
Assets
Current assets:
Cash and cash equivalents	$36,429	$—	$36,429
Cash in escrow	15,000	—	15,000
Accounts receivable:
Trade, less allowance for doubtful accounts (a)	256,275	(29,339)	226,936
Other (b)	21,063	772	21,835
Inventories (b) (f)	383,325	2,526	385,851
Spare parts	29,951	—	29,951
Deferred income taxes (h)	52,226	9,651	61,877
Prepaid expenses (d)	13,564	(2,303)	11,261
Other current assets	6,989	—	6,989

Total current assets	814,822	(18,693)	796,129
Property, plant and equipment, net	778,264	—	778,264
Spare parts	12,860	—	12,860
Goodwill (a) (h)	247,796	5,517	253,313
Intangible assets, net	30,369	—	30,369
Deferred financing fees, net	27,175	—	27,175
Other assets	12,733	—	12,733

Total assets	$1,924,019	$(13,176)	$1,910,843

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$183,085	$—	$183,085
Accrued payroll and related costs (d)	56,417	2,126	58,543
Accrued customer allowances	30,372	—	30,372
Accrued expenses and other current liabilities (d) (c) (e)	41,146	11,765	52,911
Short-term debt	5,127	—	5,127
Current maturities of long-term debt	8,758	—	8,758
Income taxes payable	1,418	—	1,418

Total current liabilities	326,323	13,891	340,214
Long-term debt, net of current maturities	1,048,369	—	1,048,369
Deferred income taxes (h)	46,240	(5,630)	40,610
Pensions and other postretirement benefits	77,547	—	77,547
Other liabilities (g)	8,341	1,232	9,573

Total liabilities	1,506,820	9,493	1,516,313
Minority interest	—	—	—
Shareholder’s equity:
Common stock – Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding at October 2, 2005	—	—	—
Additional paid-in capital	257,992	—	257,992
Retained earnings	156,077	(22,669)	133,408
Accumulated other comprehensive income	3,130	—	3,130

Total shareholder’s equity	417,199	(22,669)	394,530

Total liabilities and shareholder’s equity	$1,924,019	$(13,176)	$1,910,843

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Balance Sheet (In thousands, except share and per share amounts)
	July 3, 2005	Adjustments	July 3, 2005
	(As reported)		(As restated)
Assets
Current assets:
Cash and cash equivalents	$20,222	$—	$20,222
Cash in escrow	15,000	—	15,000
Accounts receivable:
Trade, less allowance for doubtful accounts (a)	284,473	(31,381)	253,092
Other (b)	13,009	5,028	18,037
Inventories (b) (f)	394,804	(1,945)	392,859
Spare parts	29,935	—	29,935
Deferred income taxes (h)	52,273	9,651	61,924
Prepaid expenses (d)	11,424	(2,947)	8,477
Other current assets	7,370	—	7,370

Total current assets	828,510	(21,594)	806,916
Property, plant and equipment, net	794,840	—	794,840
Spare parts	12,687	—	12,687
Goodwill (a) (h) (g)	251,246	6,053	257,299
Intangible assets, net	32,866	—	32,866
Deferred financing fees, net	28,380	—	28,380
Other assets (d)	12,000	(322)	11,678

Total assets	$1,960,529	$(15,863)	$1,944,666

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$163,804	$—	$163,804
Accrued payroll and related costs (d)	68,504	758	69,262
Accrued customer allowances	37,006	—	37,006
Accrued expenses and other current liabilities (d) (c) (e)	56,318	12,139	68,457
Short-term debt	2,865	—	2,865
Current maturities of long-term debt	8,661	—	8,661
Income taxes payable	2,462	—	2,462

Total current liabilities	339,620	12,897	352,517
Long-term debt, net of current maturities	1,088,224	—	1,088,224
Deferred income taxes (h)	38,176	(6,122)	32,054
Pensions and other postretirement benefits	79,897	—	79,897
Other liabilities (g)	7,828	279	8,107

Total liabilities	1,553,745	7,054	1,560,799
Minority interest	785	—	785

Shareholder’s equity:
Common stock – Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding at July 3, 2005	—	—	—
Additional paid-in capital	257,936	—	257,936
Retained earnings	146,858	(22,917)	123,941
Accumulated other comprehensive income	1,205	—	1,205

Total shareholder’s equity	405,999	(22,917)	383,082

Total liabilities and shareholder’s equity	$1,960,529	$(15,863)	$1,944,666

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Balance Sheet (In thousands, except share and per share amounts)
	March 31, 2005	Adjustments	March 31, 2005
	(As reported)		(As restated)
Assets
Current assets:
Cash and cash equivalents	$16,975	$—	$16,975
Cash in escrow	15,000	—	15,000
Accounts receivable:
Trade, less allowance for doubtful accounts (a)	240,865	(23,818)	217,047
Other (b)	23,253	4,360	27,613
Inventories (b) (f)	375,150	(2,568)	372,582
Spare parts	30,035	—	30,035
Deferred income taxes (h)	52,754	9,651	62,405
Prepaid expenses	12,540	—	12,540
Other current assets	5,285	—	5,285

Total current assets	771,857	(12,375)	759,482
Property, plant and equipment, net	808,810	—	808,810
Spare parts	12,368	—	12,368
Goodwill (a) (h) (g)	256,569	6,054	262,623
Intangible assets, net	35,182	—	35,182
Deferred financing fees, net	29,439	—	29,439
Other assets	18,954	—	18,954

Total assets Total assets	$1,933,179	$(6,321)	$1,926,858

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$179,133	$—	$179,133
Accrued payroll and related costs (d) (g)	68,106	1,756	69,862
Accrued customer allowances	31,828	—	31,828
Accrued expenses and other current liabilities (c) (d) (e)	49,387	10,017	59,404
Short-term debt	1,455	—	1,455
Current maturities of long-term debt	8,724	—	8,724
Income taxes payable	1,684	—	1,684

Total current liabilities	340,317	11,773	352,090
Long-term debt, net of current maturities	1,052,384	—	1,052,384
Deferred income taxes (h)	35,028	(1,909)	33,119
Pensions and other postretirement benefits	73,964	—	73,964
Other liabilities	22,153	—	22,153

Total liabilities	1,523,846	9,864	1,533,710
Minority interest	993	—	993
Shareholder’s equity:
Common stock – Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding at March 31, 2005	—	—	—
Additional paid-in capital	259,269	—	259,269
Retained earnings	142,913	(16,185)	126,728
Accumulated other comprehensive income	6,158	—	6,158

Total shareholder’s equity	408,340	(16,185)	392,155

Total liabilities and shareholder’s equity	$1,933,179	$(6,321)	$1,926,858

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Balance Sheet (In thousands, except share and per share amounts)
	September 30, 2004	Adjustments	September 30, 2004
	(As reported)		(As restated)
Assets
Current assets:
Cash and cash equivalents	$19,874	$—	$19,874
Cash in escrow	15,000	—	15,000
Accounts receivable:
Trade, less allowance for doubtful accounts (a)	234,302	(26,458)	207,844
Other (b)	35,431	(444)	34,987
Inventories (b)	344,582	475	345,057
Spare parts	31,547	—	31,547
Deferred income taxes (h)	55,611	3,948	59,559
Prepaid expenses	10,724	—	10,724
Other current assets	988	—	988

Total current assets	748,059	(22,479)	725,580
Property, plant and equipment, net	841,596	—	841,596
Spare parts	11,178	—	11,178
Goodwill (a) (g) (h)	255,276	6,055	261,331
Intangible assets	40,070	—	40,070
Restricted cash	1,905	—	1,905
Other assets	43,408	—	43,408

Total assets	$1,941,492	$(16,424)	$1,925,068

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$147,660	$—	$147,660
Accrued payroll and related costs	63,868	—	63,868
Accrued customer allowances	36,801	—	36,801
Accrued expenses and other current liabilities (c) (g)	39,076	5,070	44,146
Short-term debt	6,882	—	6,882
Current maturities of long-term debt	11,825	—	11,825

Total current liabilities	306,112	5,070	311,182
Long-term debt, net of current maturities	1,024,987	—	1,024,987
Deferred income taxes (h)	96,592	(6,725)	89,867
Pensions and other postretirement benefits	73,998	—	73,998
Other liabilities	4,803	—	4,803

Total liabilities	1,506,492	(1,655)	1,504,837
Minority interest	1,025	—	1,025

Shareholder’s equity:
Class A Common Stock of Solo Delaware – Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding at September 30, 2004	—	—	—
Additional paid-in capital	258,997	—	258,997
Retained earnings	171,831	(14,769)	157,062
Accumulated other comprehensive income	3,147	—	3,147

Total shareholder’s equity	433,975	(14,769)	419,206

Total liabilities and shareholder’s equity	$1,941,492	$(16,424)	$1,925,068

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Balance Sheet (In thousands, except share and per share amounts)
	June 30, 2004	Adjustments	June 30, 2004
	(As reported)		(As restated)
Assets
Current assets:
Cash and cash equivalents (g)	$22,339	$331	$22,670
Cash in escrow	15,000	—	15,000
Accounts receivable:
Trade, less allowance for doubtful accounts (a) (g)	229,978	(24,616)	205,362
Other (b) (g)	26,750	(195)	26,555
Inventories (b)	323,115	3,819	326,934
Spare parts	31,256	—	31,256
Deferred income taxes (h)	54,776	3,948	58,724
Prepaid expenses (g)	17,870	(2,031)	15,839
Other current assets	865	—	865

Total current assets	721,949	(18,744)	703,205
Property, plant and equipment, net	858,609	—	858,609
Spare parts	11,669	—	11,669
Goodwill (a) (g) (h)	246,969	6,054	253,023
Intangible assets	42,402	—	42,402
Restricted cash	1,905	—	1,905
Other assets	42,817	—	42,817

Total assets	$1,926,320	$(12,690)	$1,913,630

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$181,769	$—	$181,769
Accrued payroll and related costs	60,372	—	60,372
Accrued customer allowances	28,286	—	28,286
Accrued expenses and other current liabilities (c) (g)	50,765	639	51,404
Short-term debt	6,854	—	6,854
Current maturities of long-term debt	7,126	—	7,126

Total current liabilities	335,172	639	335,811
Long-term debt, net of current maturities	994,624	—	994,624
Deferred income taxes (h)	94,737	(3,581)	91,156
Pensions and other postretirement benefits	76,167	—	76,167
Other liabilities	3,266	—	3,266

Total liabilities	1,503,966	(2,942)	1,501,024
Minority interest	1,009	—	1,009
Shareholder’s equity:
Class A Common Stock of Solo Delaware – Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding at June 30, 2004	—	—	—
Additional paid-in capital	258,818	—	258,818
Retained earnings	159,738	(9,748)	149,990
Accumulated other comprehensive income	2,789	—	2,789

Total shareholder’s equity	421,345	(9,748)	411,597

Total liabilities and shareholder’s equity	$1,926,320	$(12,690)	$1,913,630

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Balance Sheet (In thousands, except share and per share amounts)
	March 31, 2004	Adjustments	March 31, 2004
	(As reported)		(As restated)
Assets
Current assets:
Cash and cash equivalents	$15,264	$—	$15,264
Cash in escrow	15,000	—	15,000
Accounts receivable:
Trade, less allowance for doubtful accounts (a)	215,317	(17,899)	197,418
Other (b) (g)	28,121	1,926	30,047
Inventories (b)	341,738	(2,156)	339,582
Spare parts	32,187	—	32,187
Deferred income taxes (h)	53,232	3,949	57,181
Prepaid expenses	16,640	—	16,640
Other current assets	2,361	—	2,361

Total current assets	719,860	(14,180)	705,680
Property, plant and equipment, net	870,474	—	870,474
Spare parts	12,187	—	12,187
Goodwill (a) (g) (h)	137,226	6,055	143,281
Intangible assets	47,528	—	47,528
Restricted cash	1,905	—	1,905
Other assets	36,388	—	36,388

Total assets Total assets	$1,825,568	$(8,125)	$1,817,443

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$165,876	$—	$165,876
Accrued payroll and related costs	62,957	—	62,957
Accrued customer allowances	23,815	—	23,815
Accrued expenses and other current liabilities (c)	29,742	2,848	32,590
Short-term debt	7,187	—	7,187
Current maturities of long-term debt	7,160	—	7,160

Total current liabilities	296,737	2,848	299,585
Long-term debt, net of current maturities	1,024,753	—	1,024,753
Deferred income taxes (h)	18,709	(2,674)	16,035
Pensions and other postretirement benefits	65,600	—	65,600
Other liabilities	3,193	—	3,193

Total liabilities	1,408,992	174	1,409,166
Minority interest	3,495	—	3,495
Shareholder’s equity:
Class A Common Stock of Solo Delaware – Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding at March 31, 2004	—	—	—
Additional paid-in capital	254,696	—	254,696
Retained earnings	153,575	(8,455)	145,120
Accumulated other comprehensive income (g)	4,810	156	4,966

Total shareholder’s equity	413,081	(8,299)	404,782

Total liabilities and shareholder’s equity	$1,825,568	$(8,125)	$1,817,443

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations (In thousands)
	Thirteen weeks ended January 1, 2006	Adjustments	Thirteen weeks ended January 1, 2006
	(As reported)		(As restated)
Net sales (a) (g)	$618,932	$(1,667)	$617,265
Cost of goods sold (b) (c) (d) (e) (f) (g)	525,460	3,544	529,004

Gross profit	93,472	(5,211)	88,261
Selling, general and administrative expenses (c) (g)	72,998	1,720	74,718
Loss on sale of property, plant and equipment	622	—	622

Operating income	19,852	(6,931)	12,921
Interest expense, net of interest income	18,985	—	18,985
Foreign currency exchange loss, net	1,553	—	1,553
Other (income) expense, net (g)	1,856	(1,866)	(10)

Loss before income taxes and minority interest	(2,542)	(5,065)	(7,607)
Income tax provision (benefit) (h)	233	(1,950)	(1,717)
Minority interest	—	—	—

Net loss	$(2,775)	$(3,115)	$(5,890)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations (In thousands)
	Thirteen weeks ended October 2, 2005	Adjustments	Thirteen weeks ended October 2, 2005
	(As reported)		(As restated)
Net sales (a)	$618,211	$2,042	$620,253
Cost of goods sold (b) (c) (d) (e) (f) (g)	527,136	512	527,648

Gross profit	91,075	1,530	92,605
Selling, general and administrative expenses (c) (g)	64,072	788	64,860
Gain on sale of property, plant and equipment	(7,086)	—	(7,086)

Operating income	34,089	742	34,831
Interest expense, net of interest income	18,283	—	18,283
Foreign currency exchange gain, net	(135)	—	(135)
Other (income) expense, net	(12)	—	(12)

Income before income taxes and minority interest	15,953	742	16,695
Income tax provision (h)	7,194	493	7,687
Minority interest	(460)	—	(460)

Net income	$9,219	$249	$9,468

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations (In thousands)
	Thirteen weeks ended July 3, 2005	Adjustments	Thirteen weeks ended July 3, 2005
	(As reported)		(As restated)
Net sales (a)	$654,502	$(7,563)	$646,939
Cost of goods sold (b) (c) (d) (e) (f) (g)	560,452	4,348	564,800

Gross profit	94,050	(11,911)	82,139
Selling, general and administrative expenses (c) (g)	67,191	(964)	66,227
Loss on sale of property, plant and equipment	7	—	7

Operating income	26,852	(10,947)	15,905
Interest expense, net of interest income	18,209	—	18,209
Foreign currency exchange loss, net	2,037	—	2,037
Other (income) expense, net	(58)	—	(58)

Income (loss) before income taxes and minority interest	6,664	(10,947)	(4,283)
Income tax provision (benefit) (h)	2,666	(4,215)	(1,549)
Minority interest	53	—	53

Net income (loss)	$3,945	$(6,732)	$(2,787)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations (In thousands)
	Three months ended March 31, 2005	Adjustments	Three months ended March 31, 2005
	(As reported)		(As restated)
Net sales (a)	$546,093	$1,007	$547,100
Cost of goods sold (b) (c) (e) (f) (g)	497,598	3,402	501,000

Gross profit	48,495	(2,395)	46,100
Selling, general and administrative expenses (c) (g)	60,904	592	61,496
(Gain) loss on sale of property, plant and equipment (g)	774	(386)	388

Operating loss	(13,183)	(2,601)	(15,784)
Interest expense, net of interest income	17,073	—	17,073
Foreign currency exchange loss, net	807	—	807
Other (income) expense, net	(113)	—	(113)

Loss before income taxes and minority interest	(30,950)	(2,601)	(33,551)
Income tax benefit (h)	(12,380)	(1,001)	(13,381)
Minority interest	(2)	—	(2)

Net loss	$(18,568)	$(1,600)	$(20,168)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations (In thousands)
	Three months ended December 31, 2004	Adjustments	Three months ended December 31, 2004
	(As reported)		(As restated)
Net sales (a)	$590,726	$1,632	$592,358
Cost of goods sold (b) (f) (g)	506,927	1,046	507,973

Gross profit	83,799	586	84,385
Selling, general and administrative expenses (c) (g)	61,665	288	61,953
Contract dispute resolution	25,389	—	25,389
Gain on sale of property, plant and equipment	(1,182)	—	(1,182)

Operating loss	(2,073)	298	(1,775)
Interest expense, net of interest income	16,406	—	16,406
Foreign currency exchange gain, net	(3,123)	—	(3,123)
Other (income) expense, net	(85)	—	(85)

Loss before income taxes and minority interest	(15,271)	298	(14,973)
Income tax benefit (h)	(5,768)	114	(5,654)
Minority interest	16	—	16

Net loss	$(9,519)	$184	$(9,335)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations (In thousands)
	Three months ended September 30, 2004	Adjustments	Three months ended September 30, 2004
	(As reported)		(As restated)
Net sales (a)	$600,565	$(2,172)	$598,393
Cost of goods sold (b) (c)	503,345	3,818	507,163

Gross profit	97,220	(5,990)	91,230
Selling, general and administrative expenses (c) (g)	66,069	2,175	68,244
Other operating income, net	(5,192)	—	(5,192)

Operating income (loss)	36,343	(8,165)	28,178
Interest expense, net of interest income	15,811	—	15,811
Foreign currency exchange loss, net	274	—	274
Other (income) expense, net	(110)	—	(110)

Income (loss) before income taxes and minority interest	20,368	(8,165)	12,203
Income tax provision (benefit) (h)	8,201	(3,143)	5,058
Minority interest	82	—	82

Net income	$12,085	$(5,022)	$7,063

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations (In thousands)
	Three months ended June 30, 2004	Adjustments	Three months ended June 30, 2004

	(As reported)		(As restated)
Net sales (a)	$597,850	$(6,386)	$591,464
Cost of goods sold (b) (c)	512,616	(3,416)	509,200

Gross profit	85,234	(2,970)	82,264
Selling, general and administrative expenses (c)	60,198	(616)	59,582
Gain on sale of property, plant and equipment	(1,213)	—	(1,213)

Operating income	26,249	(2,354)	23,895
Interest expense, net of interest income	14,927	—	14,927
Foreign currency exchange loss, net	999	—	999
Other (income) expense, net (g)	(84)	(262)	(346)

Income (loss) before income taxes and minority interest	10,407	(2,092)	8,315
Income tax provision (h)	4,131	(800)	3,331
Minority interest	105	—	105

Net income	$6,171	$(1,292)	$4,879

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations (In thousands)
	Three months ended March 31, 2004	Adjustments	Three months ended March 31, 2004
	(As reported)		(As restated)
Net sales (a)	$327,296	$1,327	$328,623
Cost of goods sold (b) (c) (g)	290,372	(762)	289,610

Gross profit	36,924	2,089	39,013
Selling, general and administrative expenses (c)	45,685	65	45,750
Loss (gain) on sale of property, plant and equipment	3	—	3

Operating loss	(8,764)	2,024	(6,740)
Interest expense, net of interest income	8,346	—	8,346
Prepayment penalties	30,690	—	30,690
Loss on debt extinguishment	916	—	916
Foreign currency exchange gain, net	(1,374)	—	(1,374)
Other expense (income), net (g)	768	(538)	230

Loss before income taxes and minority interest	(48,110)	2,562	(45,548)
Income tax provision (h)	10,548	(3,170)	7,378
Minority interest	11	—	11

Net loss	$(58,669)	$5,732	$(52,937)

A description of adjustments (a) through (h) can be found in Note 22 above.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24)	Guarantors

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

	Condensed Consolidated Balance Sheet January 1, 2006 (In thousands) (As restated)
	Guarantor	Non Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,038	$5,049	$—	$12,087
Cash in escrow	15,000	—	—	15,000
Accounts receivable:
Trade	182,995	39,288	—	222,283
Other	34,264	—	(12,275)	21,989
Inventories	355,864	25,996	(596)	381,264
Deferred income taxes	57,193	1,864	—	59,057
Other current assets	46,646	5,266	—	51,912

Total current assets	699,000	77,463	(12,871)	763,592

Property, plant and equipment, net	686,968	69,217	—	756,185
Goodwill and intangible assets	273,121	491	—	273,612
Other assets	97,602	3,960	(50,278)	51,284

Total assets	$1,756,691	$151,131	$(63,149)	$1,844,673

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$141,277	$34,637	$(12,315)	$163,599
Accrued expenses and other current liabilities	128,555	13,521	—	142,076
Short-term debt	—	5,546	—	5,546
Current maturities of long-term debt	6,500	2,226	—	8,726

Total current liabilities	276,332	55,930	(12,315)	319,947

Long-term debt, less current maturities	1,018,825	10,184	—	1,029,009
Deferred income taxes	22,028	3,801	—	25,829
Other liabilities	62,052	22,330	—	84,382

Total liabilities	1,379,237	92,245	(12,315)	1,459,167

Shareholder’s equity:
Common stock	—	2,114	(2,114)	—
Additional paid-in capital	258,049	39,168	(39,168)	258,049
Retained earnings	122,878	14,193	(9,552)	127,519
Accumulated other comprehensive loss	(3,473)	3,411	—	(62)

Total shareholder’s equity	377,454	58,886	(50,834)	385,506

Total liabilities and shareholder’s equity	$1,756,691	$151,131	$(63,149)	$1,844,673

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheet December 31, 2004 (In thousands) (As restated)
	Guarantor	Non Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,541	$6,314	$—	$15,855
Cash in escrow	15,000	—	—	15,000
Accounts receivable:
Trade	158,758	38,963	—	197,721
Other	33,540	2,385	(7,037)	28,888
Inventories	330,446	19,820	(168)	350,098
Deferred income taxes	60,984	1,261	—	62,245
Other current assets	40,884	6,327	—	47,211

Total current assets	649,153	75,070	(7,205)	717,018

Property, plant and equipment, net	752,504	70,546	—	823,050
Goodwill and intangible assets	279,564	3,771	—	283,335
Restricted cash	1,905	—	—	1,905
Other assets	110,923	4,147	(51,756)	63,314

Total assets	$1,794,049	$153,534	$(58,961)	$1,888,622

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$131,621	$25,903	$(7,041)	$150,483
Accrued expenses and other current liabilities	151,054	16,449	—	167,503
Short-term debt	—	3,603	—	3,603
Current maturities of long-term debt	6,500	3,278	—	9,778

Total current liabilities	289,175	49,233	(7,041)	331,367

Long-term debt, less current maturities	975,992	28,755	—	1,004,747
Deferred income taxes	55,497	2,025	—	57,522
Other liabilities	73,419	7,929	—	81,348

Total liabilities	1,394,083	87,942	(7,041)	1,474,984

Minority interest	—	1,073	—	1,073

Shareholder’s equity:
Common stock	—	2,114	(2,114)	—
Additional paid-in capital	259,080	40,769	(40,769)	259,080
Retained earnings	138,764	17,169	(9,037)	146,896
Accumulated other comprehensive income	2,122	4,467	—	6,589

Total shareholder’s equity	399,966	64,519	(51,920)	412,565

Total liabilities and shareholder’s equity	$1,794,049	$153,534	$(58,961)	$1,888,622

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations For the Year Ended January 1, 2006 (In thousands) (As restated)
	Guarantor	Non Guarantor	Eliminations	Consolidated
Net sales	$2,234,028	$265,709	$(68,180)	$2,431,557
Cost of goods sold	1,955,521	233,856	(66,925)	2,122,452

Gross profit (loss)	278,507	31,853	(1,255)	309,105

Selling, general and administrative expenses	247,777	20,264	(740)	267,301
(Gain) loss on sale of property, plant and equipment	(6,254)	185	—	(6,069)

Operating income (loss)	36,984	11,404	(515)	47,873

Interest expense, net	70,848	1,702	—	72,550
Foreign currency exchange gain, net	5,464	(1,202)	—	4,262
Other (income) expense, net	(9,438)	9,245	—	(193)

Income (loss) before income taxes and minority interest	(29,890)	1,659	(515)	(28,746)

Income tax (benefit) provision	(14,004)	5,044	—	(8,960)
Minority interest	—	(409)	—	(409)

Net loss	$(15,886)	$(2,976)	$(515)	$(19,377)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations For the Year Ended December 31, 2004 (In thousands) (As restated)
	Guarantor	Non Guarantor	Eliminations	Consolidated
Net sales	$1,926,317	$208,208	$(23,687)	$2,110,838
Cost of goods sold	1,662,404	175,148	(23,606)	1,813,946

Gross profit (loss)	263,913	33,060	(81)	296,892

Selling, general and administrative expenses	215,859	19,692	(22)	235,529
Contract dispute resolution	25,389	—	—	25,389
(Gain) loss on sale of property, plant and equipment	(7,724)	138	2	(7,584)

Operating income (loss)	30,389	13,230	(61)	43,558

Interest expense	54,389	2,024	(676)	55,737
Interest income	(888)	(35)	676	(247)
Prepayment penalties	30,690	—	—	30,690
Loss on debt extinguishment	916	—	—	916
Foreign currency exchange gain, net	(2,260)	(964)	—	(3,224)
Other (income) expense, net	(1,393)	(235)	1,317	(311)

Income (loss) before income taxes and minority interest	(51,065)	12,440	(1,378)	(40,003)

Income tax provision	5,016	5,097	—	10,113
Minority interest	—	214	—	214

Net income (loss)	$(56,081)	$7,129	$(1,378)	$(50,330)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations For the Year Ended December 31, 2003 (In thousands) (As restated)
	Guarantor	Non Guarantor	Eliminations	Consolidated
Net sales	$767,568	$116,487	$(7,703)	$876,352
Cost of goods sold	679,039	98,503	(7,519)	770,023

Gross profit (loss)	88,529	17,984	(184)	106,329

Selling, general and administrative expenses	90,104	13,152	(138)	103,118
(Gain) loss on sale of property, plant and equipment	(1,629)	13	—	(1,616)

Operating income (loss)	54	4,819	(46)	4,827

Interest expense	16,330	897	(768)	16,459
Interest income	(2,807)	(1)	768	(2,040)
Foreign currency exchange gain, net	(2,760)	—	—	(2,760)
Other (income) expense, net	(3)	(45)	—	(48)

Income (loss) before income taxes and minority interest	(10,706)	3,968	(46)	(6,784)

Income tax provision	1,304	1,765	—	3,069
Minority interest	—	129	—	129

Net income (loss)	$(12,010)	$2,074	$(46)	$(9,982)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Cash Flows For the Year Ended January 1, 2006 (In thousands) (As restated)
	Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by operating activities	$(4,368)	$7,079	$2,711

CASH FLOWS FROM INVESTING ACTIVITIES

Payment for business acquisitions, net of cash acquired	—	(368)	(368)
Purchase of property, plant and equipment	(44,778)	(8,362)	(53,140)
Proceeds from sale of property, plant and equipment	21,651	979	22,630

Net cash used in investing activities	(23,127)	(7,751)	(30,878)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under revolving credit facilities	32,973	(472)	32,501
Contribution of capital from parent	100	—	100
Return of capital to parent	(1,267)	—	(1,267)
Repayments of the term notes	(6,494)	(2,000)	(8,494)
Net borrowings of other debt	—	1,844	1,844
Debt issuance costs	(1,702)	(13)	(1,715)
Dividends paid	(387)	—	(387)
Decrease in restricted cash	1,905	—	1,905

Net cash provided by (used in) financing activities	25,128	(641)	24,487

Effect of exchange rate changes on cash	(136)	48	(88)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,503)	(1,265)	(3,768)

Cash and cash equivalents, beginning of year	9,541	6,314	15,855

Cash and cash equivalents, end of year	$7,038	$5,049	$12,087

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Cash Flows For the Year Ended December 31, 2004 (In thousands) (As restated)
	Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by operating activities	$(36,892)	$13,661	$(23,231)

CASH FLOWS FROM INVESTING ACTIVITIES

Payment for business acquisitions, net of cash acquired	(876,090)	3,462	(872,628)
Purchase of property, plant and equipment	(36,157)	(6,081)	(42,238)
Proceeds from sale of property, plant and equipment	12,376	378	12,754
Increase in cash in escrow	(4,997)	—	(4,997)

Net cash used in investing activities	(904,868)	(2,241)	(907,109)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under revolving credit facilities	28,676	(11,966)	16,710
Net borrowings under the Securitization facility	(22,800)	—	(22,800)
Borrowings under the term notes	650,000	11,214	661,214
Borrowings under the 8.5% Senior Subordinated Notes	325,000	—	325,000
Proceeds from sale of common stock	229,627	—	229,627
Contribution of capital from parent	838	—	838
Repayments of the 7.08% Senior Notes	(160,000)	—	(160,000)
Repayments of the 3.67% Yen-denominated Senior Notes	(44,828)	—	(44,828)
Repayments of interest rate swap	(1,656)	—	(1,656)
Repayments of the term notes	(4,875)	—	(4,875)
Repayments of other debt	—	(5,542)	(5,542)
Debt issuance costs	(32,905)	(252)	(33,157)
Dividends paid	(16,097)	—	(16,097)
Decrease in restricted cash	234	—	234

Net cash provided by (used in) financing activities	951,214	(6,546)	944,668

Effect of exchange rate changes on cash	(1,900)	158	(1,742)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,554	5,032	12,586

Cash and cash equivalents, beginning of year	1,987	1,282	3,269

Cash and cash equivalents, end of year	$9,541	$6,314	$15,855

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Cash Flows For the Year Ended December 31, 2003 (In thousands) (As restated)
	Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$24,645	$4,968	$29,613

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(30,059)	(4,612)	(34,671)
Proceeds from sale of property, plant and equipment	2,062	2,987	5,049
Payment for business acquisitions, net of cash acquired	(5,039)	—	(5,039)
Increase in cash in escrow	(10,003)	—	(10,003)

Net cash used in investing activities	(43,039)	(1,625)	(44,664)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under revolving credit facilities	13,000	—	13,000
Net borrowings under the Securitization facility	2,800	—	2,800
Repayments of other debt	(75)	(2,711)	(2,786)
Dividends paid	(9,145)	—	(9,145)
Decrease in restricted cash	(239)	—	(239)

Net cash provided by (used in) financing activities	6,341	(2,711)	3,630

Effect of exchange rate changes on cash	3,271	(1,208)	2,063

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,782)	(576)	(9,358)

Cash and cash equivalents, beginning of year	10,769	1,858	12,627

Cash and cash equivalents, end of year	$1,987	$1,282	$3,269

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The information in Item 9 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures

Our management, including our then current chief executive officer, chief operating officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by the Original Filing. Based on that evaluation, our management initially concluded and disclosed in our Original Filing that, as of the end of such period, our disclosure controls and procedures were effective. In April 2006, with the change in our management, an internal review of our business and operations was initiated which revealed that certain of our accounting practices and procedures may not have been as well-developed and/or as rigorously and consistently applied as they should have been. As soon as the issues were identified, an extensive review of our financial accounting and reporting was conducted in order to assess the full extent and impact of the identified accounting issues. The review included a focus on of our accounting policies and practices, accounting records, and supporting documents. As a result of this review and in connection with the restatement of our consolidated financial statements, our management, including our chief executive officer and interim chief financial officer, has re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934) as of the end of the period covered by the Original Filing. Based on such re-evaluation, our chief executive officer and our interim chief financial officer have concluded that, as January 1, 2006, our disclosure controls and procedures were not effective because of certain material weaknesses described below.

A material weakness in internal control over financial reporting (as defined in paragraph 140 of Auditing Standard No. 2 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles (GAAP) such that there is more than a remote likelihood that a misstatement of the company’s annual or interim consolidated financial statements that is more than inconsequential will not be prevented or detected.

In assessing the effectiveness of our disclosure controls and procedures, management identified the following material weaknesses in our internal control over financial reporting as of January 1, 2006:

•	Control environment: We did not maintain an effective control environment. The control environment is the atmosphere in which a company’s internal control procedures operate. Specifically, at our Company, the culture in the finance and accounting group did not promote open dialogue or the sharing of knowledge and information among colleagues, nor did it encourage team members to challenge or question the assumptions and rationale of the accounting leadership. In addition, certain corporate governance practices were not adequately established or consistently followed, such as insufficient independence in certain key reporting lines, excessive amounts of unilateral decision making authority in the accounting department and minimal visibility to financial decision making across the senior management team. Additional deficiencies in our control environment included the failure to: (i) formally document and distribute accounting policies, practices and procedures to ensure accounting methods and assumptions were adequately documented and consistently applied across the Company; (ii) establish adequate controls over the selection, application and documentation of our accounting policies to ensure all accounting policies were in accordance with GAAP; and (iii) adequately train our personnel in the application of GAAP commensurate with our financial reporting requirements. This material weakness contributed to the additional material weaknesses noted below.

•	Controls over review and reconciliation of period end balances: We did not have effective policies and procedures to review and reconcile certain accrued liabilities and valuation reserves. This deficiency resulted in errors in the (i) accrued vacation balances; (ii) accrued freight charges; (iii) prepaid expenses; and (iv) valuation of scrap inventory.

•	Controls over accounts payable cutoff: After the acquisition of SF Holdings, we consolidated the accounts payable function and implemented a new accounts payable system; however, we did not implement effective policies and procedures to appropriately transition relevant information and knowledge of existing staff to the remaining and new staff. This deficiency resulted in errors in cost of goods sold and selling, general and administrative expenses.

•	Controls over timely recognition of credits to customers: We did not establish appropriate policies and procedures and did not take steps to ensure accounting personnel possessed the necessary level of technical competence or training to properly account for sales credits issued to customers. Specifically, we determined that we did not have adequate policies and procedures to appropriately evaluate and review (i) sales incentives offered to customers; (ii) cash discounts taken by customers; and (iii) credit memoranda issued to customers. This deficiency resulted in errors in net sales.

•	Controls over the spare parts inventory valuation: We did not establish appropriate policies and procedures to ensure the accounting for the reserve for obsolete spare parts inventory was consistent among all accounting entities at the time of the SF Holdings acquisition. In addition, we did not establish appropriate policies and procedures to ensure that the required entries were recorded or that the existing reserve balances were reconciled to the appropriate amount. This deficiency resulted in adjustments to our cost of goods sold.

These material weaknesses resulted in management’s failure to prevent or detect errors in the Company’s consolidated financial statements. As a result, the Company has restated its financial statements for the thirteen weeks ended April 2, 2006, fiscal years ended January 1, 2006 and December 31, 2004 and 2003, and interim periods within the fiscal years ended January 1, 2006 and December 31, 2004.

In light of the material weaknesses in our internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with GAAP. We implemented certain changes in internal control over financial reporting and will continue to implement remediation efforts, as described below under sections (b) and (c). Accordingly, we believe that the consolidated financial statements included in this Form 10-K/A fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

As part of our accounting review, certain information came to management’s attention that indicated certain errors may have been the result of intentional actions. We have concluded our investigation of these matters and determined that an employee, who is no longer with the Company, failed to record a portion of the Company’s freight expense for fiscal year 2005 despite receiving information that the methodology used to calculate the freight expense was flawed. This employee was not a member of executive management but was a key employee involved in the performance of the Company’s disclosure controls and procedures. As a result, our cost of goods sold was understated by approximately $4.1 million for the fiscal year ended January 1, 2006.

(b) Changes in Internal Control Over Financial Reporting

In the Original Filing, our management concluded that there had not been any changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 1, 2006, that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequently, in connection with the identification of the material weaknesses described in section (a) above and the remediation of such material weaknesses described in section (c) below, we have made significant improvements and changes to our internal control over financial reporting through October 16, 2006 (the filing date of this document), including:

•	We have hired or promoted critical new senior personnel in the finance and accounting department, including a new interim chief financial officer, a corporate controller and two vice presidents of finance, to provide new leadership and to set the appropriate tone at the top, and realigned certain key reporting relationships.

•	We have established procedures for senior management to review financial information in a timely fashion to allow for visibility and to proactively comment thereon prior to issuance of our consolidated financial statements.

•	We have established procedures that require the accounting leadership team to formally review and reconcile all material balance sheet accounts as part of the monthly close process and formally document their review.

•	We reorganized our department responsible for reviewing credit memos. The reorganization included the implementation of procedures to research customer claims and operate more efficiently. In addition, we have hired additional personnel to timely reconcile credit memos to outstanding accounts receivable balances and resolve discrepancies between our records and customer claims.

•	We have established accounting procedures related to recognition of sales incentives provided to our customers. We also reviewed the accounting treatment for these transactions with the appropriate accounting and management personnel to ensure sales incentives are identified and accounted for appropriately.

•	We restructured the accounts payable department by hiring a new manager, realigning responsibilities within the department, hiring additional personnel and implementing new procedures.

•	We have initiated a periodic process through which the accounting, legal and human resources departments conduct a coordinated review of the calculation of the liability for accrued vacation pay in order to ensure the liability complies with the Company’s policies as well as requirements legally mandated by certain jurisdictions in which the Company operates.

(c)	Remediation Plan

Management is committed to improving the overall disclosure controls and procedures within our organization to remediate the material weaknesses identified in section (a) above, and ensure mitigating controls are in place where necessary. Therefore, in response to the foregoing and as part of our remediation efforts, our Board of Directors has approved and adopted the following remediation plan:

1.	We will reinforce our Code of Conduct and Ethics Helpline, which we formally adopted and implemented in January 2006 among all employees, emphasizing that questionable actions must be reported, and that alleged violations of the code are unacceptable and will not be tolerated. In that regard, we will re-emphasize our expectation that all business activities are conducted in compliance with our internal controls and Code of Conduct. In addition, we will review and revise our corporate governance practices including establishing appropriate reporting relationships among key employees, senior management and the Board of Directors.

2	We will revise and formally document our accounting policies and procedures by implementing a policies and procedures manual which we expect to complete by fiscal year end 2006 and fully implement during the first quarter 2007. These policies and procedures will be designed to ensure appropriate internal controls are in place and effective and to ensure a consistent approach for accounting and financial reporting. These policies will address all key financial reporting risk areas in our business, including the areas in which we have noted errors above. Among others, the policies will:

•	require accounting management to formally review and reconcile all material balance sheet accounts as part of the monthly close process and to formally document their review;

•	revise and refine our disclosure controls and procedures to ensure that the process is conducted in an open environment and that our resulting disclosures are subject to adequate outside review and a rigorous vetting process prior to finalizing and releasing our financial statements;

•	establish formal policies and procedures to account for sales discounts and related incentives offered to the Company’s customers;

•	document standard procedures to research customer claims;

•	establish a liability for freight charges that have been incurred through the use of a standardized report that monitors this activity and initiate a regular review of the activity by appropriate supply chain and operations personnel;

•	require the accounting department to conduct a coordinated review of the accounting entries that require support and information from other departments, including legal, human resources, supply chain, operations and sales, in order to ensure the balances recorded comply with the Company’s policies, actual experience and legal requirements, and properly account for the related transactions;

•	establish a formal methodology and calculation of the reserve for obsolete spare parts inventory that will apply consistently among all operating units; and

•	establish a formal methodology and calculation to reserve for excess and obsolete finished goods inventory that the Company will apply consistently among all operating units.

In addition, the Company will provide training on the application of the new policies on a company-wide basis, as needed.

3.	As noted above, during 2006, we hired and/or promoted key senior personnel within the accounting and finance department, including a new interim chief financial officer, a corporate controller and two vice presidents of finance. We intend to continue to identify strong talent both within the organization and externally in order to promote and recruit individuals with the critical skills necessary to enrich the department. Part of that effort includes the ongoing search for a permanent chief financial officer. We have also restructured the accounts payable department by hiring a new manager, realigning responsibilities within the department, hiring personnel and implementing new procedures. Specifically, the department has initiated several activities designed to help ensure accuracy in accounting and reporting, including: (i) developing new reports and a tracking matrix to improve communication within the Company; (ii) identifying key performance indicators and processes to track various statistics to allow for the recognition of developing issues in a rapid manner; (iii) working as part of a cross-functional team to develop a standardized receiving process manual; (iv) realigning work assignments so that individuals are assigned to certain categories of accounts payable; and (v) developing a process to estimate and track accounts payable for non-purchase order related invoices.

Item 9B. Other Information.

The information in Item 9B included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

None.

Part III

The information contained in Part III included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth the name, age and position of our executive officers and directors as of March 27, 2006.

Name	Age	Position
Robert L. Hulseman	73	Chairman, Chief Executive Officer and Director
John F. Hulseman	75	Vice Chairman and Director
Ronald L. Whaley	52	President, Chief Operating Officer and Director (1)
Robert M. Korzenski	51	Executive Vice President – Sales and Marketing
Susan H. Marks	42	Executive Vice President and Chief Financial Officer

Hans H. Heinsen	52	Executive Vice President – International
Thomas Pasqualini	48	Executive Vice President – Supply Chain (2)
Jan Stern Reed	46	Executive Vice President, General Counsel and Secretary

Sheila M. Hulseman	70	Director
Georgia S. Hulseman	73	Director
Daniel S. O’Connell	52	Director
John R. Woodard	41	Director

(1)	Effective March 27, 2006, Mr. Whaley has assumed the responsibilities of Administration (Human Resources) on an interim basis due to Kathleen C. Wolf’s departure from the Company.
(2)	Effective March 27, 2006, Mr. Pasqualini has assumed the responsibilities of operations due to Anil R. Shah’s departure from the Company.

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

Thomas Pasqualini has served as Executive Vice President – Global Supply Chain of the Company since June 2005. From July 2004 to June 2005, he served as Senior Vice President – Global Supply Chain and from February 2004 to July 2004, he served as Senior Vice President—Integration: Sweetheart Brands of the Company and of Solo Illinois. From August 2002 to February 2004, Mr. Pasqualini served as Senior Vice President—Manufacturing and Logistics of Sweetheart. For five years prior to that, he was Vice President of Logistics and Distribution and director of Distribution at Sweetheart.

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

The Board of Directors of the Company has determined that it is in the Company’s best interests to have the entire Board of Directors act as the Company’s audit committee. Accordingly, it does not have a separately designated standing audit committee or other committee performing a similar function. In addition, the board has determined that Ronald Whaley qualifies as an “audit committee financial expert,” as defined by the SEC. Mr. Whaley is not “independent,” as defined by the SEC in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The Company adopted a revised Code of Business Conduct effective January 3, 2006 that applies to all of its employees, including its Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Controller. The Code of Business Conduct is filed as an exhibit the Form 10-K. In addition, the Company makes available free of charge on its website, www.solocup.com, under the heading “Working at Solo,” a copy of its Code of Business Conduct.

Item 11. Executive Compensation.

The following table provides information regarding compensation for Solo Cup Company’s Chief Executive Officer and its four other highest-paid executive officers for the fiscal year ended January 1, 2006, for services rendered in all capacities to Solo Delaware and its subsidiaries. The five individuals identified in the Summary Compensation Table are referred to as the “named executive officers” throughout the Form 10-K.

Name and Principal Position	Year	Annual Compensation								Long-Term Compensation Number of securities underlying options granted	All Other Compensation
		Salary		Bonus			Other
Robert L. Hulseman Chairman and Chief Executive Officer	2005 2004 2003	$ $ $	1,100,000 1,100,000 1,100,000	$ $ $	— — —		$ $ $	62,521 57,161 55,963	(1) (1) (1)	— — —	$ $ $	7,928 — —	(2)

John F. Hulseman Vice Chairman	2005 2004 2003	$ $ $	1,100,000 1,100,000 1,100,000	$ $ $	— — —		$ $ $	30,326 29,900 28,957	(3) (3) (3)	— — —	$ $ $	— — —

Ronald L. Whaley President and Chief Operating Officer	2005 2004 2003	$ $ $	920,250 875,000 750,000	$ $ $	343,932 837,900 837,560	(4) (7)	$ $ $	351,906 215,443 232,684	(5) (6) (8)	— 376,953 —	$ $ $	9,182 9,182 9,182	(2) (2) (2)

Susan H. Marks Executive Vice President and Chief Financial Officer	2005 2004 2003	$ $ $	419,250 370,833 268,750	$ $ $	— 248,430 84,580	(10)	$ $ $	57,686 68,236 11,377	(9) (9) (9)	— 125,651 —	$ $ $	2,422 2,423 2,423	(2) (2) (2)

Kathleen C. Wolf Executive Vice President / Administration	2005 2004 2003	$ $ $	368,100 335,875 212,690	$ $ $	— 229,320 75,690	(12)	$ $ $	45,857 57,107 17,969	(11) (11) (11)	— 94,238 —	$ $ $	7,462 8,463 8,463	(2) (2) (2)

(1)	Represents $27,006 in 2003 and $27,261 in each of 2004 and 2005 for an automobile allowance; personal tax and accounting services valued at $25,000 for each of 2003, 2004 and 2005; $3,957 in 2003, $4,900 in 2004 and $5,326 in 2005 of paid health insurance premiums; and $4,934 of tax gross ups in 2005.
(2)	Represents whole life insurance premiums paid on behalf of Mr. Hulseman, Mr. Whaley, Ms. Marks and Ms. Wolf.
(3)	Represents personal tax and accounting services valued at $25,000 for each of 2003, 2004 and 2005; and $3,957 in 2003, $4,900 in 2004 and $5,326 in 2005 of paid health insurance premiums.
(4)	On August 4, 1999, we extended an interest free loan in the amount of $1.7 million to Mr. Whaley pursuant to his previous employment agreement. The employment agreement provides for the loan to be repaid out of the net proceeds of Mr. Whaley’s annual bonuses through August 3, 2009. To the extent that Mr. Whaley’s annual bonus falls below the amount corresponding to the annual prorated portion of the initial principal amount of the loan (as was the case in 2005), the employment agreement provides that the loan will be forgiven as if a bonus in the amount of that annual prorated portion had been paid. The amount shown in the table above represents the amount of the loan forgiven for 2005.

(5)	For 2005, represents $102,974 of reimbursement for vacation expenses; $82,565 of tax gross-ups; $29,591 reflecting the market rate of interest on an interest-free loan granted to Mr. Whaley (see Item 13. Certain Relationships and Related Transactions); a $20,757 automobile allowance; $4,000 granted as a scholarship for Mr. Whaley’s child pursuant to the Company’s policy of granting higher education scholarships to children of employees who have worked for more than five years at the Company; $5,326 of paid health insurance premiums; $2,518 of reimbursement for health club fees; and $104,175 for personal use of a chartered aircraft.
(6)	For 2004, represents $88,572 of reimbursement for vacation expenses; $75,250 of tax gross-ups; $21,039 reflecting the market rate of interest on an interest-free loan granted to Mr. Whaley (see Item 13. Certain Relationships and Related Transactions); a $19,688 automobile allowance; $4,000 granted as a scholarship for Mr. Whaley’s child pursuant to the Company’s policy of granting higher education scholarships to children of employees who have worked for more than five years at the Company; $4,962 of paid health insurance premiums; and $1,932 of reimbursement for health club fees.
(7)	For 2003, represents a $343,958 performance-based annual bonus earned in the year ended December 31, 2003 and a deferred benefit in the amount of $493,602 accrued during the year ended December 31, 2003.
(8)	For 2003, represents $96,304 of reimbursement for vacation expenses; $85,797 of tax gross-ups; $19,910 reflecting the market rate of interest on an interest-free loan granted to Mr. Whaley (see Item 13. Certain Relationships and Related Transactions); a $19,862 automobile allowance; $5,000 granted as a scholarship for Mr. Whaley’s child pursuant to the Company’s policy of granting higher education scholarships to children of employees who have worked for more than five years at the Company; $4,063 of paid health insurance premiums; and $1,748 of reimbursement for health club fees.
(9)	Represents $34,388 in 2004 and $28,200 in 2005 of reimbursement for vacation expenses; $5,804 in 2003, $6,026 in 2004 and $4,208 in 2005 of an automobile allowance; $4,063 in 2003, $4,962 in 2004 and $5,326 in 2005 of paid health insurance premiums; $1,510 in 2003, $22,860 in 2004 and $18,800 in 2005 of tax gross-ups; and $1,152 of reimbursement for health club fees in 2005.
(10)	For 2003, represents a $63,375 performance-based annual bonus earned in the year ended December 31, 2003 and a deferred benefit in the amount of $21,205 accrued during the year ended December 31, 2003.
(11)	Represents $21,663 in 2004 and $13,000 in 2005 of reimbursement for vacation expenses; $10,459 in 2003, $13,862 in 2004 and $13,010 in 2005 for an automobile allowance; $2,235 in 2003, $2,679 in 2004 and $4,194 in 2005 of paid health insurance premiums; $5,275 in 2003, $18,903 in 2004 and $14,388 in 2005 of tax gross-ups; and $1,265 of reimbursement for health club fees in 2005.
(12)	For 2003, represents a $58,500 performance-based annual bonus earned in the year ended December 31, 2003 and a deferred benefit in the amount of $17,190 accrued during the year ended December 31, 2003.

There were no individual grants of stock options made to the named executive officers in 2005 under SCIC’s Management Investment and Incentive Compensation Plan.

The following table contains information relating to the number of exercisable stock options held by the named executive officers, as well as the number and value of their unexercised options as of January 1, 2006.

Name	Number of securities underlying unexercised options at January 1, 2006		Value of unexercised in-the-money options at January 1, 2006 (1)
	Exercisable	Unexercisable
Robert L. Hulseman	—	—	—
John F. Hulseman	—	—	—
Ronald L. Whaley	113,086	263,867	—
Susan H. Marks	37,695	87,956	—
Kathleen C. Wolf	28,271	65,967	—

(1)	At January 1, 2006, there were no exercisable or unexercisable options in-the-money.

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

Name of Beneficial Owner	Common Stock				Convertible Participating Preferred Stock
	Shares Beneficially Owned		Percent of Class Beneficially Owned		Shares Beneficially Owned	Percent of Class Beneficially Owned	Stock Options Exercisable Within 60 Days
SCC Holding Company LLC(1)	10,425,100		100.0	%(2)	—	—	—
Vestar Capital Partners IV, L.P. and affiliates(3)	5,071,200	(4)	32.7	%(4)	240,000	99.6%	—
Robert L. Hulseman(5)	10,425,100		100.0	%(2)	—	—	—
Ronald L. Whaley(6)	113,086	(7)	*		—	—	113,086
John F. Hulseman(5)	10,425,100		100.0	%(2)	—	—	—
Susan H. Marks(6)	39,111	(8)	*		67	*	37,695
Kathleen C. Wolf(6)	31,969	(8)	*		175	*	28,271
Sheila M. Hulseman(9)	10,425,100		100.0	%(2)	—	—	—
Georgia M. Hulseman(10)	10,425,100		100.0	%(2)	—	—	—
Daniel S. O’Connell(3)	5,071,200	(4)	32.7	%(4)	240,000	99.6%	—
John R. Woodard(3)	5,071,200	(4)	32.7	%(4)	240,000	99.6%	—
All directors and executive officers as a group (14 persons)(3)(4)(5)(8)(9)(10)	15,801,520	(11)	100.0%		240,842	100.0%	287,428

*	Indicates less than 1% ownership.
(1)	Each of Robert L. and John F. Hulseman hold 50% of the voting membership interests of SCC Holding Company LLC.
(2)	If the issued and outstanding shares of CPPS convert into shares of common stock, this percentage would decrease to 67.2%.
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

The Company currently employs Robert L. and Sheila M. Hulseman’s son, Paul J. Hulseman, as Senior Vice President, Wheeling facility. In this capacity, he received salary, bonus (for 2004) and benefits of approximately $405,200 in 2005. The Company currently employs Robert L. and Sheila M. Hulseman’s son, Thomas J. Hulseman, as a marketing director. In this capacity, he received salary, bonus (for 2004) and benefits of approximately $249,000 in 2005. The Company currently employs Robert L. and Sheila M. Hulseman’s son in law, Joseph P. Kovach, as a Vice President—Operations. In this capacity, he received salary, bonus (for 2004) and benefits of approximately $352,000 in 2005. The Company currently employs Robert L. and Sheila M. Hulseman’s son, Richard L. Hulseman, as a Vice President. In this capacity, he received salary, bonus (for 2004) and benefits of approximately $291,800 in 2005. The Company currently employs John F. and Georgia S. Hulseman’s son, James R. Hulseman, as Vice President, Global Quality Initiatives. In this capacity, he received salary, bonus (for 2004) and benefits of approximately $386,600 in 2005. The Company currently employs John F. and Georgia S. Hulseman’s son, John D. Hulseman, as a facility manager. In this capacity, he received salary and benefits of approximately $68,200 in 2005.

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

Item 14. Principal Accountant Fees and Services.

Relationship with Independent Registered Public Accounting Firm

KPMG LLP has served as the independent registered public accounting firm for the Company since 2002. Since July 13, 2004, when the Company became a registrant, the Board of Directors has pre-approved all audit and non-audit services provided by KPMG LLP. KPMG LLP’s fees for the years ended January 1, 2006 and December 31, 2004 were as follows (in thousands):

	For the year ended January 1, 2006	For the year ended December 31, 2004
Audit Fees (1)	$3,500	$1,896
Audit Related Fees (2)	190	4,241
Tax Fees (3)	17	158
All Other Fees	—	—

Total	$3,707	$6,295

(1)	Audit Fees consisted of work performed for the audit of financial statements, quarterly financial statement reviews, statutory audits, and filings with the SEC.
(2)	Audit Related Fees consisted of services that are traditionally performed by the independent auditor, including employee benefit plan audits and due diligence related to mergers, acquisitions and other matters, as well as the S-4 registration statement.
(3)	Tax Fees consisted of all services performed by the independent auditor’s tax personnel, except those related to the audit of financial statements.

The Board of Directors reviews all relationships between KPMG LLP and Solo Cup Company, including the provision of non-audit services, which may relate to the auditor’s independence. The Board of Directors’ pre-approval is required to retain KPMG LLP for any services and for the fees payable for such services.

Part IV

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications of our Chief Executive Officer and interim Chief Financial Officer. These certifications, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-K/A as Exhibits 31.1 and 31.2 and 32.1 and 32.

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Financial Statements:

See Item 8, “Financial Statements and Supplementary Data,” beginning on page 36 of this document.

2.	Financial Statement Schedules:

All schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Item 8.

3.	Exhibits:

See Index of Exhibits beginning on page 128 of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLO CUP COMPANY

By:	/s/ Eric A. Simonsen
Eric A. Simonsen Interim Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: October 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

By:	/s/ Robert L. Hulseman	Date: October 16, 2006
Robert L. Hulseman Chairman of the Board and Director

By:	/s/ Robert Korzenski	Date: October 16, 2006
Robert M. Korzenski Chief Executive Officer, President, and Director (Principal Executive Officer)

By:	/s/ Eric A. Simonsen	Date: October 16, 2006
Eric A. Simonsen Interim Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Sheila M. Hulseman	Date: October 16, 2006
Sheila M. Hulseman Director

By:	/s/ Daniel S. O’Connell	Date: October 16, 2006
Daniel S. O’Connell Director

By:	/s/ Norman W. Alpert	Date: October 16, 2006
Norman W. Alpert Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders of Solo Cup Company.

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

AMENDED FORM 10-K OF SOLO CUP COMPANY

FOR THE YEAR ENDED JANUARY 1, 2006

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 22, 2003, by and among Solo Cup Company, Solo Acquisition Corp. and SF Holdings Group, Inc. (incorporated by reference from Exhibit 2.1 to the Form S-4 filed on June 24, 2004).

2.2	Amendment No. 1, dated as of February 27, 2004, to the Agreement and Plan of Merger, dated as of December 22, 2003, by and among Solo Cup Company, Solo Acquisition Corp. and SF Holdings Group, Inc. (incorporated by reference from Exhibit 2.2 to the Form S-4 filed on June 24, 2004).

3.1	Amended and Restated Certificate of Incorporation of Solo Cup Company, a Delaware corporation (incorporated by reference from Exhibit 3.1 to the Form S-4 filed on June 24, 2004).

3.2	Second Amended and Restated By-laws of Solo Cup Company, a Delaware corporation (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on June 24, 2005).

4.1	Indenture, dated as of February 27, 2004, by and among Solo Cup Company, a Delaware corporation, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Form S-4 filed on June 24, 2004).

4.2	Form of 8 1/2% Senior Subordinated Notes (incorporated by reference from Exhibit 4.2 to the Form S-4 filed on June 24, 2004).

4.3	First Supplemental Indenture dated as of June 18, 2004, by and among Solo Cup Company, a Delaware corporation, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.4 to the Form S-4 filed on June 24, 2004).

4.4	Certificate of Designations of Convertible Participating Preferred Stock of Solo Cup Investment Corporation (incorporated by reference from Exhibit 4.5 to the Form S-4 filed on June 24, 2004).

4.5	Certificate of Designations of Redeemable Preferred Stock of Solo Cup Investment Corporation (incorporated by reference from Exhibit 4.6 to the Form S-4 filed on June 24, 2004).

10.1	Solo Cup Investment Corporation 2004 Management Investment and Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 to the Form S-4 filed on June 24, 2004). *

10.2	Amendment No. 1, dated as of December 13, 2005, to the Solo Cup Investment Corporation 2004 Management Investment and Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 to the Form 10-K filed on March 30, 2006). *

10.3	Form of Solo Cup Investment Corporation Stock Option Award Agreement under the 2004 Management Investment and Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 to the Form S-4 filed on June 24, 2004). *

10.4	Form of Convertible Preferred Unit Award Agreement (incorporated by reference from Exhibit 10.3 to the Form S-4 filed on June 24, 2004). *

10.5	Plan Document and Summary Plan Description for Solo Management Company Benefit Plan (incorporated by reference from Exhibit 10.4 to the Form S-4 filed on June 24, 2004). *

10.6	Employment Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Ronald L. Whaley (incorporated by reference from Exhibit 10.5 to the Form S-4 filed on June 24, 2004). *

10.7	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Hans H. Heinsen (incorporated by reference from Exhibit 10.8 to the Form S-4 filed on June 24, 2004). *

10.8	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Susan H. Marks (incorporated by reference from Exhibit 10.10 to the Form S-4 filed on June 24, 2004). *

10.9	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Robert M. Korzenski (incorporated by reference from Exhibit 10.11 to the Form S-4 filed on June 24, 2004). *

10.10	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Thomas Pasqualini (incorporated by reference from Exhibit 10.12 to the Form S-4 filed on June 24, 2004). *

10.11	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Anil R. Shah (incorporated by reference from Exhibit 10.13 to the Form S-4 filed on June 24, 2004). *

10.12	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Kathleen C. Wolf (incorporated by reference from Exhibit 10.14 to the Form S-4 filed on June 24, 2004). *

10.13	Credit Agreement, dated as of February 27, 2004, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 10.15 to the Form S-4 filed on June 24, 2004).

10.14	Amendment No. 1, dated as of March 31, 2005, to the Credit Agreement, dated as of February 27, 2004, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on April 6, 2005).

10.15	Amendment No. 2, dated as of October 14, 2005, to the Credit Agreement, dated as of February 27, 2004, as amended, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on October 17, 2005).

10.16	Amendment No. 3, dated as of March 27, 2006, to the Credit Agreement, dated as of February 27, 2004, as amended, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 10.16 to the Form 10-K filed on March 30, 2006).

10.17	Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and Vestar Capital Partners (incorporated by reference from Exhibit 10.16 to the Form S-4 filed on June 24, 2004)

10.18	Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and SCC Holding Company LLC (incorporated by reference from Exhibit 10.17 to the Form S-4 filed on June 24, 2004).

10.19	Stockholders’ Agreement, dated as of February 27, 2004, among Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding Company LLC, Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and Ronald L. Whaley (Patrick H. Bye, Hans H. Heinsen, Robert M. Korzenski, Stephen R. LaHood, Susan H. Marks, Thomas Pasqualini, Anil R. Shah and Kathleen C. Wolf became parties to the Stockholders’ Agreement effective April 14, 2004 and Jan Stern Reed effective November 30, 2004, by executing a joinder agreement in the form of Exhibit 10.19) (incorporated by reference from Exhibit 10.18 to the Form S-4 filed on June 24, 2004).

10.20	Form of Joinder to Stockholders’ Agreement (incorporated by reference from Exhibit 10.19 to the Form S-4 filed on June 24, 2004).

10.21	Registration Rights Agreement, dated as of February 27, 2004, between Solo Cup Investment Corporation, SCC Holding Company LLC, Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, and Ronald L. Whaley (Patrick H. Bye, Hans H. Heinsen, Robert M. Korzenski, Stephen R. LaHood, Susan H. Marks, Thomas Pasqualini, Anil R. Shah and Kathleen C. Wolf became parties to the Stockholders’ Agreement effective April 14, 2004 and Jan Stern Reed effective November 30, 2004, by executing a joinder agreement in the form of Exhibit 10.21) (incorporated by reference from Exhibit 10.20 to the Form S-4 filed on June 24, 2004).

10.22	Form of Joinder to Registration Rights Agreement (incorporated by reference from Exhibit 10.21 to the Form S-4 filed on June 24, 2004).

10.23	Agreement entered into as of the first day of January 2002, by and between Solo Cup Company, an Illinois corporation, and DSC Logistics, Inc. (incorporated by reference from Exhibit 10.24 to the Form S-4 filed on June 24, 2004)

10.24	Credit Agreement dated as of September 24, 2004 between Lily Cups Inc. as Borrower and GE Canada Finance Holding Company as Agent and Lender (incorporated by reference from Exhibit 4.7 to the Form 10-Q filed on November 5, 2004).

10.25	Employment Agreement, dated as of November 30, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Jan Stern Reed (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on December 3, 2004). *

10.26	Settlement Agreement, dated as of February 16, 2005, between Solo Cup Company, an Illinois corporation, and DSC Logistics, Inc., an Indiana corporation (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on February 18, 2005).

14.1	Solo Cup Company’s Code of Business Conduct (incorporated by reference from Exhibit 14.1 to the Form 10-K filed on March 30, 2006).

21	List of Subsidiaries of Solo Cup Company, a Delaware corporation (incorporated by reference from Exhibit 21 to the Form 10-K filed on March 30, 2006).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or a compensatory plan or agreement.