Form 10-Q/A
period 2006-04-02
Solo Cup CO
filed 2006-10-16
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The number of shares outstanding of the Registrant’s common stock as of October 16, 2006:

Common Stock, $0.01 par value - 100 shares

Solo Cup Company

Explanatory Note – Restatement of Financial Information

On September 19, 2006, Solo Cup Company (the “Company”) filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) in which it announced that it would be restating certain consolidated financial statements as a result of the findings of an accounting review undertaken when new management was appointed by the Board of Directors in the second and third fiscal quarters of 2006. As more fully described in Note 1 to the consolidated financial statements, the Company has identified errors in the application of certain accounting practices and procedures primarily related to the timely recognition of certain customer credits, accounts payable and accrued expenses, and the valuation of certain assets.

The Company is filing this Form 10-Q/A for the thirteen weeks ended April 2, 2006 to amend and restate its consolidated financial statements for the thirteen weeks ended April 2, 2006 and the quarter ended March 31, 2005 and related disclosures. We have restated the July 3, 2005 consolidated financial statements included in the quarterly report on Form 10-Q for the thirteen weeks ended July 2, 2005, which is being filed concurrently with this Form 10-Q/A. We will restate our October 2, 2005 consolidated financial statements with the filing of our October 1, 2006 Form 10-Q.

Significant events occurring through the date of filing of this Form 10-Q/A are described in Note 15, Subsequent Events, included in the notes to our consolidated financial statements in this Form 10-Q/A. Except for the addition of such significant events to Note 15 to the consolidated financial statements, this Form 10-Q/A only amends and restates the following items in the Form 10-Q for the thirteen weeks ended April 2, 2006, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Form 10-Q is amended hereby:

Part I:

Item 1.	Financial Statements.
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4.	Controls and Procedures.

However, solely for the convenience of the reader, this Form 10-Q/A includes, in their entirety, those items in the Form 10-Q originally filed with the SEC on May 16, 2006 (the “Original Filing”) which are not being amended and restated. Except for the addition of significant events occurring through the date of filing of this Form 10-Q/A in Note 15 to the consolidated financial statements, (i) this Form 10-Q/A does not describe events occurring after the Original Filing, including exhibits (except for those set forth below), or modify or update any disclosures in the Original Filing that may have been affected by subsequent events or the passage of time, and (ii) the information included in the Original Filing and included in this Form 10-Q/A that is not affected by the restatement describes conditions as they existed and were presented in the Original Filing. Such subsequent information or events include, among others:

•	the information and events described in our Form 10-Q for the thirteen weeks ended July 2, 2006, which is being filed concurrently with this Form 10-Q/A; and

•	the information and events described in our current reports on Form 8-K filed subsequent to the date of the Original Filing.

For a description of such subsequent information and events, please read our Securities Exchange Act of 1934 reports filed subsequent to the date of our Original Filing which update and supersede certain information contained in the Original Filing and this Form 10-Q/A. Also, forward looking statements made and risk factors identified in our Original Filing have not been revised to reflect the passage of time, events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing, and such forward looking statements and risk factors should be read in their historical context.

Accordingly, this Form 10-Q/A should be read in conjunction with our amended Annual Report on Form 10-K/A for the fiscal year ended January 1, 2006, and the Form 10-Q for the thirteen and twenty-six weeks ended July 2, 2006, which are being filed concurrently with this Form 10-Q/A. Finally, pursuant to the rules of the SEC, Item 6 of Part II of the Form 10-Q/A has been amended to contain currently dated certifications of our Chief Executive Officer and interim Chief Financial Officer. These certifications, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q/A as Exhibits 31.1 and 31.2 and 32.1 and 32.2.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 2, 2006	January 1, 2006
	(Unaudited)
	(As restated)	(As restated)
Assets
Current assets:
Cash and cash equivalents	$11,057	$12,087
Cash in escrow	15,000	15,000
Accounts receivable:
Trade, less allowance for doubtful accounts of $5,681 and $5,855	221,659	222,283
Other	20,105	21,989
Inventories	418,362	381,264
Spare parts	37,106	36,712
Deferred income taxes	58,952	59,057
Prepaid expenses	7,175	9,325
Other current assets	4,931	5,875

Total current assets	794,347	763,592
Property, plant and equipment, net	745,774	756,185
Spare parts	12,652	12,389
Goodwill	245,930	245,547
Intangible assets, net	25,764	28,065
Deferred financing fees, net	28,374	26,790
Other assets	12,108	12,105

Total assets	$1,864,949	$1,844,673

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$183,221	$163,599
Accrued payroll and related costs	60,257	58,216
Accrued customer allowances	29,885	29,289
Accrued expenses and other current liabilities	41,410	51,904
Short-term debt	4,574	5,546
Current maturities of long-term debt	8,720	8,726
Income taxes payable	2,333	2,667

Total current liabilities	330,400	319,947
Long-term debt, net of current maturities	1,073,668	1,029,009
Deferred income taxes	11,386	25,829
Pensions and other postretirement benefits	72,995	74,374
Other liabilities	10,373	10,008

Total liabilities	1,498,822	1,459,167
Shareholder’s equity:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	258,109	258,049
Retained earnings	107,364	127,519
Accumulated other comprehensive income (loss)	654	(62)

Total shareholder’s equity	366,127	385,506

Total liabilities and shareholder’s equity	$1,864,949	$1,844,673

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Thirteen weeks ended April 2, 2006	Three months ended March 31, 2005
	(As restated)	(As restated)
Net sales	$567,236	$547,100
Cost of goods sold	513,415	501,000

Gross profit	53,821	46,100
Selling, general and administrative expenses	65,913	61,071
Restructuring expense	1,164	425
Loss on sale of property, plant and equipment	864	388

Operating loss	(14,120)	(15,784)
Interest expense, net of interest income of $98 and $89	20,379	17,073
Foreign currency exchange (gain) loss, net	(1,034)	807
Other (income) expense, net	127	(113)

Loss before income taxes and minority interest	(33,592)	(33,551)
Income tax benefit	(13,437)	(13,381)
Minority interest	—	(2)

Net loss	$(20,155)	$(20,168)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder’s equity
	Shares	Amount
				(As restated)	(As restated)	(As restated)
Balance at January 1, 2006	100	$—	$258,049	$127,519	$(62)	$385,506
Net loss (Unaudited)	—	—	—	(20,155)	—	(20,155)
Compensation expense on CPUs (Unaudited)	—	—	60	—	—	60
Foreign currency translation adjustment (Unaudited)	—	—	—	—	516	516
Unrealized investment gain, net of tax of $30 (Unaudited)	—	—	—	—	43	43
Unrealized gain on cash flow hedge, net of tax of $98 (Unaudited)	—	—	—	—	157	157

Balance at April 2, 2006 (Unaudited)	100	$—	$258,109	$107,364	$654	$366,127

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Thirteen weeks ended April 2, 2006	Three months ended March 31, 2005
	(As restated)	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,155)	$(20,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,710	25,587
Deferred finance fee amortization	1,132	1,226
Loss on sale of property, plant and equipment	864	388
Asset impairment	125	—
Minority interest	—	(2)
Deferred income taxes	(14,522)	(13,671)
Foreign currency (gain) loss	(1,034)	807
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	2,997	(19,239)
Inventories	(36,949)	(24,729)
Prepaid expenses and other current assets	1,372	1,645
Other assets	(8)	4,267
Accounts payable	19,659	29,038
Accrued expenses and other current liabilities	(5,500)	(16,635)
Other liabilities	(3,825)	(2,573)
Other, net	275	135

Net cash used in operating activities	(29,859)	(33,924)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(13,516)	(16,283)
Proceeds from sale of property, plant and equipment	1,334	5,614

Net cash used in investing activities	(12,182)	(10,669)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facilities	(33,114)	49,429
Borrowings under term notes	80,000	—
Contribution of capital from parent	—	100
Repayments of term notes	(2,042)	(2,406)
Repayments of other debt	(1,155)	(2,233)
Debt issuance costs	(2,716)	(1,046)
Increase in restricted cash	—	1,905

Net cash provided by financing activities	40,973	45,749
Effect of exchange rate changes on cash	38	(36)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,030)	1,120
CASH AND CASH EQUIVALENTS, beginning of period	12,087	15,855

CASH AND CASH EQUIVALENTS, end of period	$11,057	$16,975

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$26,499	$24,633

Income taxes paid	$1,412	$2,989

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

The information included in the accompanying interim consolidated financial statements of the Company is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for these periods. Results for the interim periods are not necessarily indicative of results expected for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 1, 2006 included in its Form 10-K/A and the Company’s quarterly filing on Form 10-Q for the thirteen weeks ended July 2, 2006 filed concurrently with the Securities and Exchange Commission on October 16, 2006.

These interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and judgments.

Restatement of Previously Issued Consolidated Financial Statements

On September 19, 2006, the Company filed a Current Report on Form 8-K with the SEC in which it announced that it would be restating certain consolidated financial statements as a result of the findings of an accounting review undertaken when new management was appointed by the Board of Directors in the second and third quarters of 2006. Since that time, the Company has completed its accounting review and has determined that certain of the errors resulted from deficiencies in the Company’s internal control over financial reporting. See Item 4. Controls and Procedures in this Form 10-Q/A. The Company is filing this Form 10-Q/A for the thirteen weeks ended April 2, 2006 to amend and restate its consolidated financial statements for the thirteen weeks ended April 2, 2006 and for the quarter ended March 31, 2005 originally filed with the SEC on May 16, 2006.

Background on the Restatement - The errors identified in the Company’s previously issued consolidated financial statements are described below. For more information on the impact of these errors on the Company’s consolidated financial statements for prior annual and interim periods, see Note 22 to the consolidated financial statements included in the Form 10-K/A for the fiscal year ended January 1, 2006 filed concurrently with this Form 10-Q/A.

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

In connection with the restatement of its previously issued consolidated financial statements, the Company made certain additional adjustments and reclassifications that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered material to the Company’s consolidated financial statements.

The following tables set forth the amounts previously reported in the Company’s consolidated balance sheet as of April 2, 2006, and the Company’s consolidated statements of operations for the thirteen weeks ended April 2, 2006 and the quarter ended March 31, 2005, the effect of the restatement adjustments, and the restated amounts. The notes that follow the tables describe the restatement adjustments. The total amounts reported in the consolidated statement of cash flows for the thirteen weeks ended April 2, 2006 and the quarter ended March 31, 2005, for net cash used in operating activities, net cash used in investing activities and net cash provided by financing activities were not impacted by the restatement.

	Condensed Consolidated Balance Sheet (Unaudited, in thousands)
	April 2, 2006	Adjustments	April 2, 2006
	(As reported)		(As restated)
Assets
Current assets:
Cash and cash equivalents	$11,057	—	$11,057
Cash in escrow	15,000	—	15,000
Accounts receivable:
Trade, less allowance for doubtful accounts (a)	247,623	(25,964)	221,659
Other (b)	21,774	(1,669)	20,105
Inventories (b) (f)	418,774	(412)	418,362
Spare parts	37,106	—	37,106
Deferred income taxes (h)	43,951	15,001	58,952
Prepaid expenses (d)	9,275	(2,100)	7,175
Other current assets	4,931	—	4,931

Total current assets	809,491	(15,144)	794,347
Property, plant and equipment, net	745,774	—	745,774
Spare parts	12,652	—	12,652
Goodwill (a) (h)	240,413	5,517	245,930
Intangible assets, net	25,764	—	25,764
Deferred financing fees, net	28,374	—	28,374
Other assets	12,108	—	12,108

Total assets	$1,874,576	$(9,627)	$1,864,949

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$183,221	—	$183,221
Accrued payroll and related costs (d)	55,071	5,186	60,257
Accrued customer allowances	29,885	—	29,885
Accrued expenses and other current liabilities (c) (d) (e)	31,431	9,979	41,410
Short-term debt	4,574	—	4,574
Current maturities of long-term debt	8,720	—	8,720
Income taxes payable	2,333	—	2,333

Total current liabilities	315,235	15,165	330,400
Long-term debt, net of current maturities	1,073,668	—	1,073,668
Deferred income taxes (h)	12,327	(941)	11,386
Pensions and other postretirement benefits	72,995	—	72,995
Other liabilities	10,373	—	10,373

Total liabilities	1,484,598	14,224	1,498,822
Shareholder’s equity:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—	—
Additional paid-in capital	258,109	—	258,109
Retained earnings	131,215	(23,851)	107,364
Accumulated other comprehensive income	654	—	654

Total shareholder’s equity	389,978	(23,851)	366,127

Total liabilities and shareholder’s equity	$1,874,576	$(9,627)	$1,864,949

	Consolidated Statement of Operations (Unaudited, in thousands)
	Thirteen weeks ended April 2, 2006	Adjustments	Thirteen weeks ended April 2, 2006
	(As reported)		(As restated)
Net sales (a) (g)	$563,981	$3,255	$567,236
Cost of goods sold (b) (c) (d) (e) (f) (g)	512,719	696	513,415

Gross profit	51,262	2,559	53,821
Selling, general and administrative expenses (c) (g)	66,574	(661)	65,913
Restructuring expense	1,164	—	1,164
Loss on sale of property, plant and equipment	864	—	864

Operating loss	(17,340)	3,220	(14,120)
Interest expense, net of interest income	20,379	—	20,379
Foreign currency exchange gain, net	(1,034)	—	(1,034)
Other expense, net	127	—	127

Loss before income taxes and minority interest	(36,812)	3,220	(33,592)
Income tax benefit (h)	(14,725)	1,288	(13,437)
Minority interest	—	—	—

Net loss	$(22,087)	$1,932	$(20,155)

	Consolidated Statement of Operations (Unaudited, in thousands)
	Three months ended March 31, 2005	Adjustments	Three months ended March 31, 2005
	(As reported)		(As restated)
Net sales (a)	$546,093	$1,007	$547,100
Cost of goods sold (b) (c) (e) (f) (g)	497,598	3,402	501,000

Gross profit	48,495	(2,395)	46,100
Selling, general and administrative expenses (g)	60,036	1,035	61,071
Restructuring expense (g)	868	(443)	425
Loss on sale of property, plant and equipment (g)	774	(386)	388

Operating loss	(13,183)	(2,601)	(15,784)
Interest expense, net of interest income	17,073	—	17,073
Foreign currency exchange loss, net	807	—	807
Other (income), net	(113)	—	(113)

Loss before income taxes and minority interest	(30,950)	(2,601)	(33,551)
Income tax benefit (h)	(12,380)	(1,001)	(13,381)
Minority interest	(2)	—	(2)

Net loss	$(18,568)	$(1,600)	$(20,168)

Explanation of adjustments to the consolidated financial statements as reported:

(a)	Reflects adjustments principally to properly account for (i) sales incentives offered to customers (ii) cash discounts offered to customers; and (iii) credit memoranda issued to customers. These adjustments (decreased)/increased (i) goodwill by $9.0 million as of April 2, 2006; (ii) accounts receivable by ($26.0 million) as of April 2, 2006; and (iii) net sales by $3.5 million and $1.0 for the fiscal quarters ended April 2, 2006 and March 31, 2005, respectively.

(b)	Reflects adjustments principally to properly accrue for certain rebates received from certain vendors. These adjustments increased/(decreased) (i) inventories by $1.8 million as of April 2, 2006; (ii) other accounts receivable by ($1.7 million); and (iii) cost of goods sold by ($0.1 million) and ($1.8 million) for the fiscal quarters ended April 2, 2006 and March 31, 2005, respectively.

(c)	Reflects adjustments principally to properly accrue for certain expenses which were previously recorded in the incorrect period. These adjustments increased/(decreased) (i) accrued expenses and other current liabilities by $6.1 million as of April 2, 2006; (ii) cost of goods sold by ($1.5 million) and $3.4 million for the fiscal quarters ended April 2, 2006 and March 31, 2005, respectively; and (iii) selling, general, and administrative expenses by $0.1 million for the fiscal quarter ended April 2, 2006.

(d)	Reflects adjustments principally to properly account for (i) vacation pay earned by certain employees; and (ii) a reimbursement of a deposit with an insurance provider. These adjustments increased/(decreased) (i) accrued payroll and related costs by $5.2 million as of April 2, 2006 (ii) accrued expenses and other current liabilities by ($0.9 million) as of April 2, 2006; (iii) prepaid expenses by $2.1 million as of April 2, 2006; and (iv) cost of goods sold by $1.7 million for the fiscal quarter ended April 2, 2006.

(e)	Reflects adjustments principally to properly accrue for freight costs. These adjustments increased (i) accrued expenses and other current liabilities by $4.7 million as of April 2, 2006; and (ii) cost of goods sold by $0.6 million and $2.1 million for the fiscal quarters ended April 2, 2006 and March 31, 2005, respectively.

(f)	Reflects adjustments principally to properly value certain scrap inventory at the lower of cost or market value in accordance with the Company’s accounting policies. These adjustments (decreased)/increased (i) inventories by approximately ($2.2 million) as of April 2, 2006; and (ii) cost of goods sold by $0.3 million and $0.2 million for the fiscal quarters ended April 2, 2006 and March 31, 2005, respectively.

(g)	Reflects adjustments and reclassifications principally to properly account for the impact of certain additional adjustments in the historical consolidated financial statements that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered material to the Company’s consolidated financial statements. These adjustments increased/(decreased) net income by $0.8 million and $0.3 million for the fiscal quarters ended April 2, 2006 and March 31, 2005, respectively. Total assets and total liabilities were not affected.

(h)	Reflects adjustments principally to recognize income tax effect of all adjustments described in (a) through (g) above at the estimated income tax rate for the period. These adjustments increased/(decreased) (i) current deferred tax asset by $15.0 million as of April 2, 2006; (ii) goodwill by ($3.5 million) as of April 2, 2006; (iii) long-term deferred tax liability by ($0.9 million) as of April 2, 2006; and (iv) income tax (benefit) provision $1.3 million and ($1.0 million) for the fiscal quarters ended April 2, 2006 and March 31, 2005, respectively.

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

The funding of the SF Holdings Acquisition was made through bank financing, bonds and private investment. The SF Holdings Acquisition resulted in goodwill of $150.0 million that is not tax deductible and $45.0 million of acquired intangible assets with a weighted average useful life of approximately five years. These intangible assets consisted of trademarks and trade names of $22.2 million with an estimated useful life of five years, Trophy manufacturing technology valued at $21.1 million with an estimated useful life of five years, and $1.7 million of other intangible assets with an estimated useful life of three years.

The following are the amounts assigned to the acquired assets and liabilities (in millions):

Purchase price	$917.2
Less cash in escrow	(15.0)

Adjusted purchase price	$902.2

Cash	$30.4
Accounts receivable	122.3
Inventories	211.6
Other current assets	51.0
Property, plant and equipment	570.3
Intangible assets	45.0
Other long-term assets	18.6

Total assets	$1,049.2

Current liabilities	$204.5
Other long-term liabilities	92.5

Total liabilities	$297.0

Excess of purchase price over assets and liabilities acquired	$150.0

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

In the first half of 2005, management approved a plan to find a buyer for three plants closed in connection with the integration of SF Holdings. One of these plants, which was located in Chicago, Illinois (“96th Street”), was sold and leased back in September 2005. The lease expired prior to January 1, 2006. In the fourth quarter of 2005 and the first quarter of 2006, the Company recognized impairment losses of $1.3 million and $0.1 million, respectively, to adjust the carrying value of the second plant, located in Williamsburg, Pennsylvania. Impairment losses on assets held for sale are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. The total carrying value of the Williamsburg plant and the third plant, located in Chicago, Illinois (East End), of approximately $1.5 million is classified in other current assets in the Company’s Consolidated Balance Sheets as of April 2, 2006 and January 1, 2006.

In the third quarter of 2004, management approved a plan to sell the property for a plant located in Augusta, Georgia, which was closed in connection with the integration of SF Holdings. The carrying value of approximately $1.4 million was classified in other current assets in the Company’s Consolidated Balance Sheet as of January 1, 2006. The property was sold in March 2006.

(4) INVENTORIES

The components of inventories are as follows (in thousands):

	April 2, 2006	January 1, 2006
	(As restated)	(As restated)
Finished goods	$318,579	$276,456
Work in process	17,342	15,490
Raw materials and supplies	82,441	89,318

Total inventories	$418,362	$381,264

(5) PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s major classes of property, plant and equipment are as follows (in thousands):

	April 2, 2006	January 1, 2006
Land	$49,343	$49,306
Buildings and improvements	299,208	296,903
Machinery and equipment	930,662	918,724
Construction in progress	16,719	20,810

Total property, plant and equipment	1,295,932	1,285,743
Less accumulated depreciation	(550,158)	(529,558)

Property, plant and equipment, net	$745,774	$756,185

Depreciation of property, plant and equipment was $23.4 million and $23.3 million for the thirteen weeks ended April 2, 2006 and the three months ended March 31, 2005, respectively. Capitalized interest was $0.3 million and $0.1 million for the thirteen weeks ended April 2, 2006 and the three months ended March 31, 2005, respectively.

(6) GOODWILL AND INTANGIBLE ASSETS

The following are the carrying values of goodwill by business segment (in thousands):

	North America	Europe	Asia – Pacific	Total
	(As restated)			(As restated)
Balance at January 1, 2006	$208,428	$36,922	$197	$245,547
SF Holdings Acquisition	(59)	—	—	(59)
Translation adjustment	2	440	—	442

Balance at April 2, 2006	$208,371	$37,362	$197	$245,930

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

(10) PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans consists of the following (in thousands):

	Thirteen weeks ended April 2, 2006	Three months ended March 31, 2005
Pension Benefits
Service cost	$532	$427
Interest cost	1,485	1,461
Expected return on plan assets	(1,635)	(1,421)
Amortization of prior service cost	—	22
Amortization of net loss	17	—

Net periodic benefit cost	$399	$489

Other Postretirement Benefits
Service cost	$181	$205
Interest cost	473	533
Amortization of prior service cost	(1,032)	(1,032)
Amortization of net loss	207	226

Net periodic income	$(171)	$(68)

As of April 2, 2006, $2.7 million of contributions had been made to the Company’s pension and other postretirement benefit plans. The Company presently anticipates contributing an additional $11.3 million to fund its pension and other postretirement benefit plans in 2006 for a total of $14.0 million.

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive loss consisted of the following (in thousands):

	Thirteen weeks ended April 2, 2006	Three months ended March 31, 2005
	(As restated)	(As restated)
Net loss	$(20,155)	$(20,168)
Foreign currency translation adjustment	516	(1,723)
Unrealized investment gain, net of income taxes	43	100
Unrealized gain on cash flow hedge, net of income taxes	157	1,192

Comprehensive loss	$(19,439)	$(20,599)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	April 2, 2006	January 1, 2006
	(As restated)	(As restated)
Foreign currency translation adjustments	$5,002	$4,486
Minimum pension liability adjustments, net of income taxes	(8,867)	(8,867)
Unrealized investment gain, net of income taxes	721	678
Unrealized gain on cash flow hedge, net of income taxes	3,798	3,641

Accumulated other comprehensive income (loss)	$654	$(62)

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”). The Company adopted SFAS 123R on January 2, 2006 under the “prospective” method. Under the provisions of SFAS 123, the Company calculated its pro forma disclosure using the minimum value method, which excludes any effect of volatility on value; therefore, the prospective method of adopting SFAS 123R is required. Under the “prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted, modified, repurchased or cancelled after that date. Since the adoption of SFAS 123R, the Company has not granted, modified, repurchased or cancelled any options; therefore, no expense was recognized for stock options in the Company’s Statement of Operations during the thirteen weeks ended April 2, 2006.

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

The accounting policies of the operating segments are the same as those described in Note 2 to the consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K/A. Segment operating results are measured based on operating income (loss). Intersegment net sales are accounted for on an arm’s length pricing basis.

No individual customer accounted for greater than 10% of consolidated net sales in fiscal years 2005 or 2004. It is not practical for the Company to report revenues from external customers for each product and service or each group of similar products.

(in thousands)	North America	Europe	Asia- Pacific	Other	Total Segments	Elimina- tions	Total
	(As restated)		(As restated)	(As restated)	(As restated)		(As restated)
For the thirteen weeks ended April 2, 2006
Net sales from external customers	$528,230	$19,275	$20,682	$3,116	$571,303	$(4,067)	$567,236
Intersegment net sales	4,039	—	28	—	4,067	(4,067)	—
Operating (loss) income	(12,965)	(9)	(1,197)	280	(13,891)	(229)	(14,120)
Depreciation and amortization	24,793	824	1,067	158	26,842	—	26,842
Capital expenditures	13,069	145	255	47	13,516	—	13,516

For the three months ended March 31, 2005
Net sales from external customers	$507,206	$19,922	$22,759	$2,825	$552,712	$(5,612)	$547,100
Intersegment net sales	5,298	—	—	314	5,612	(5,612)	—
Operating (loss) income	(16,021)	891	(940)	240	(15,830)	46	(15,784)
Depreciation and amortization	24,401	947	1,307	158	26,813	—	26,813
Capital expenditures	14,750	386	931	216	16,283	—	16,283

At April 2, 2006
Total assets	$1,762,286	$81,207	$57,892	$8,508	$1,909,893	$(44,944)	$1,864,949

At January 1, 2006
Total assets	$1,737,411	$81,072	$61,980	$8,925	$1,889,388	$(44,715)	$1,844,673

(Continued)

(14) SEGMENTS (Continued)

(in thousands)	Thirteen weeks ended April 2, 2006
(As restated)
Revenues:
Total segments and other net sales	$571,303
Eliminations of intersegment net sales	(4,067)

Total consolidated net sales	$567,236

Operating loss:
Total segment operating loss	$(13,891)
Elimination of intersegment operating income	(229)
Interest expense, net of interest income of $98	(20,379)
Foreign currency exchange gain, net	1,034
Other expense, net	(127)

Total consolidated loss before income taxes	$(33,592)

(in thousands)	At April 2, 2006
(As restated)
Assets:
Total segments	$1,909,893
Eliminations of intersegment receivables	(44,944)

Total consolidated assets	$1,864,949

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

In September 2006, the Company terminated its existing interest rate swaps which are described in Note 9 and received approximately $5.1 million. The Company also entered into three interest rate cap agreements with a total notional amount of $245.0 million. Under these agreements, the Company receives variable interest rate payments when the 3-month LIBOR rises above 6.0%. These agreements are in effect through September 14, 2007.

In September 2006, the Company announced that it had determined to restate certain of its previously issued consolidated financial statements and that the Company’s consolidated financial data for previous annual and interim periods contained errors and should therefore not be relied upon. See Note 1 for further discussion regarding the restatement. As a result of management’s determination to restate certain of its consolidated financial statements, the Company informed the administrative agents under its First and Second Lien Facilities that it was in default under such facilities. On October 13, 2006, the Company entered into a Waiver and Fourth Amendment to its First Lien Facility and a Waiver and First Amendment to its Second Lien Facility (collectively “Waiver”). The Waiver with respect to financial covenant ratios is effective until January 2, 2007. The Waiver generally waives the Company’s noncompliance with the First and Second Facilities for events of default resulting from the restatement for the periods restated. The Waiver also provides that if the Company does not meet the financial covenant ratios for the first fiscal quarter of 2006 (or prior fiscal periods) to the extent resulting from the restatement, or for any reason does not meet the financial covenant ratios for the second, third and fourth fiscal quarters of 2006 as set forth in the First and Second Lien Credit Facilities, it will not constitute an event of default under such facilities. By entering into the Waiver, the Company re-established its ability to borrow additional amounts (up to the maximum permitted) under the terms of its $150.0 million revolving credit facility.

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

At July 2, 2006, the Company’s outstanding borrowings under the First and Second Lien Facilities, the 8.5% Senior Subordinated Notes and foreign borrowings in Canada and Japan in the aggregate is approximately $1,152 million. Waivers have been obtained though January 2, 2007 with respect to covenant violations that occurred in August and September 2006 under the First and Second Lien facilities. Prior to that date, the Company must complete negotiations and close on a new amendment to the existing facilities that would amend the covenants to achievable levels. Alternatively, the Company could replace the First and/or Second Lien facilities with new borrowings. Management believes it is probable that one of those alternatives will be accomplished by January 2, 2007. Accordingly, it has classified the outstanding balance of the First and Second Lien facilities on its consolidated balance sheets based on their stated maturities.

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

	Condensed Consolidated Balance Sheet April 2, 2006 (In thousands) (Unaudited) (As restated)
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,761	$5,296	$—	$11,057
Cash in escrow	15,000	—	—	15,000
Accounts receivable:
Trade	185,324	36,335	—	221,659
Other	26,410	—	(6,305)	20,105
Inventories	390,170	29,001	(809)	418,362
Deferred income taxes	57,193	1,759	—	58,952
Prepaid expenses and other current assets	44,014	5,198	—	49,212

Total current assets	723,872	77,589	(7,114)	794,347
Property, plant and equipment, net	678,514	67,260	—	745,774
Goodwill and intangible assets, net	271,201	493	—	271,694
Other assets	99,093	4,319	(50,278)	53,134

Total assets	$1,772,680	$149,661	$(57,392)	$1,864,949

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$160,927	$28,568	$(6,274)	$183,221
Accrued expenses and other current liabilities	118,240	15,645	—	133,885
Short-term debt	—	4,574	—	4,574
Current maturities of long-term debt	6,500	2,220	—	8,720

Total current liabilities	285,667	51,007	(6,274)	330,400
Long-term debt, net of current maturities	1,059,300	14,368	—	1,073,668
Deferred income taxes	7,617	3,769	—	11,386
Other liabilities	63,330	20,038	—	83,368

Total liabilities	1,415,914	89,182	(6,274)	1,498,822
Shareholder’s equity:
Common stock	—	2,114	(2,114)	—
Additional paid-in capital	258,109	39,168	(39,168)	258,109
Retained earnings	101,661	15,539	(9,836)	107,364
Accumulated other comprehensive income (loss)	(3,004)	3,658	—	654

Total shareholder’s equity	356,766	60,479	(51,118)	366,127

Total liabilities and shareholder’s equity	$1,772,680	$149,661	$(57,392)	$1,864,949

(Continued)

(16) GUARANTOR NOTE (Continued)

	Condensed Consolidated Balance Sheet January 1, 2006 (In thousands) (As restated)
	Guarantor	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,038	$5,049	$—	$12,087
Cash in escrow	15,000	—	—	15,000
Accounts receivable:
Trade	182,995	39,288	—	222,283
Other	34,264	—	(12,275)	21,989
Inventories	355,864	25,996	(596)	381,264
Deferred income taxes	57,193	1,864	—	59,057
Other current assets	46,646	5,266	—	51,912

Total current assets	699,000	77,463	(12,871)	763,592
Property, plant and equipment, net	686,968	69,217	—	756,185
Goodwill and intangible assets	273,121	491	—	273,612
Other assets	97,602	3,960	(50,278)	51,284

Total assets	$1,756,691	$151,131	$(63,149)	$1,844,673

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$141,277	$34,637	$(12,315)	$163,599
Accrued expenses and other current liabilities	128,555	13,521	—	142,076
Short-term debt	—	5,546	—	5,546
Current maturities of long-term debt	6,500	2,226	—	8,726

Total current liabilities	276,332	55,930	(12,315)	319,947
Long-term debt, less current maturities	1,018,825	10,184	—	1,029,009
Deferred income taxes	22,028	3,801	—	25,829
Other liabilities	62,052	22,330	—	84,382

Total liabilities	1,379,237	92,245	(12,315)	1,459,167
Shareholder’s equity:
Common stock	—	2,114	(2,114)	—
Additional paid-in capital	258,049	39,168	(39,168)	258,049
Retained earnings	122,878	14,193	(9,552)	127,519
Accumulated other comprehensive income (loss)	(3,473)	3,411	—	(62)

Total shareholder’s equity	377,454	58,886	(50,834)	385,506

Total liabilities and shareholder’s equity	$1,756,691	$151,131	$(63,149)	$1,844,673

(Continued)

(16) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Thirteen weeks ended April 2, 2006 (In thousands) (Unaudited) (As restated)
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$523,700	$63,592	$(20,056)	$567,236
Cost of goods sold	477,581	55,586	(19,752)	513,415

Gross profit	46,119	8,006	(304)	53,821
Selling, general and administrative expenses	60,766	5,167	(20)	65,913
Restructuring expense	1,164	—	—	1,164
Loss on sale of property, plant and equipment	723	141	—	864

Operating income (loss)	(16,534)	2,698	(284)	(14,120)
Interest expense, net	19,883	496	—	20,379
Foreign currency exchange (gain), net	(698)	(336)	—	(1,034)
Other (income) expense, net	125	2	—	127

Income (loss) before income taxes	(35,844)	2,536	(284)	(33,592)
Income tax (benefit) provision	(14,627)	1,190	—	(13,437)

Net income (loss)	$(21,217)	$1,346	$(284)	$(20,155)

	Consolidated Statement of Operations Three months ended March 31, 2005 (In thousands) (Unaudited) (As restated)
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$502,664	$57,546	$(13,110)	$547,100
Cost of goods sold	463,600	50,112	(12,712)	501,000

Gross profit	39,064	7,434	(398)	46,100
Selling, general and administrative expenses	55,378	5,719	(26)	61,071
Restructuring expense	425	—	—	425
Loss on sale of property, plant and equipment	382	6	—	388

Operating income (loss)	(17,121)	1,709	(372)	(15,784)
Interest expense, net	16,754	319	—	17,073
Foreign currency exchange loss (gain), net	1,236	(429)	—	807
Other income, net	(1)	(112)	—	(113)

Income (loss) before income taxes and minority interest	(35,110)	1,931	(372)	(33,551)
Income tax (benefit) provision	(13,625)	244		(13,381)
Minority interest	—	(2)	—	(2)

Net income (loss)	$(21,485)	$1,689	$(372)	$(20,168)

(Continued)

(16) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Thirteen weeks ended April 2, 2006 (In thousands) (Unaudited) (As restated)
	Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(27,377)	$(2,482)	$(29,859)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(13,003)	(513)	(13,516)
Proceeds from sale of property, plant and equipment	1,334	—	1,334

Net cash used in investing activities	(11,669)	(513)	(12,182)
CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving credit facilities	(37,900)	4,786	(33,114)
Borrowings under term notes	80,000	—	80,000
Repayments of term notes	(1,625)	(417)	(2,042)
Repayments of other debt	—	(1,155)	(1,155)
Debt issuance costs	(2,694)	(22)	(2,716)

Net cash provided by financing activities	37,781	3,192	40,973
Effect of exchange rate changes on cash	(12)	50	38

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,277)	247	(1,030)
Cash and cash equivalents, beginning of period	7,038	5,049	12,087

Cash and cash equivalents, end of period	$5,761	$5,296	$11,057

	Condensed Consolidated Statement of Cash Flows Three months ended March 31, 2005 (In thousands) (Unaudited) (As restated)
	Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(41,672)	$7,748	$(33,924)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(13,950)	(2,333)	(16,283)
Proceeds from sale of property, plant and equipment	5,614	—	5,614

Net cash used in investing activities	(8,336)	(2,333)	(10,669)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	49,773	(344)	49,429
Contribution of capital from parent	100	—	100
Repayments of term notes	(1,619)	(787)	(2,406)
Repayments of other debt	—	(2,233)	(2,233)
Debt issuance costs	(1,044)	(2)	(1,046)
Decrease in restricted cash	1,905	—	1,905

Net cash provided by (used in) financing activities	49,115	(3,366)	45,749
Effect of exchange rate changes on cash	41	(77)	(36)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(852)	1,972	1,120

Cash and cash equivalents, beginning of period	9,541	6,314	15,855

Cash and cash equivalents, end of period	$8,689	$8,286	$16,975

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report, as well as consolidated financial statements and notes thereto and related management discussion and analysis of financial conditions and results of operations included in our 2005 Annual Report on Form 10-K/A and Quarterly Report on Form 10-Q for the thirteen and twenty-six weeks ended July 2, 2006, which are being filed concurrently with this Form 10-Q/A for the thirteen weeks ended April 2, 2006.

The information below has been adjusted solely to reflect the impact of the restatement on the Company’s financial results which is more fully described in Note 1 to the consolidated financial statements contained in this report and under “Restatement of Previously Issued Consolidated Financial Statements” below and does not reflect any subsequent information or events occurring after the date of the Original Filing or update any disclosure herein to reflect the passage of time since the date of the Original Filing.

Restatement of Previously Issued Consolidated Financial Statements

On September 19, 2006, we filed a Current Report on Form 8-K with the SEC in which we announced that we would be restating certain financial statements as a result of our findings of an accounting review undertaken when new management was appointed by the Board of Directors in the second and third quarters of 2006. Since that time, we have completed our accounting review and determined that certain of the errors resulted from deficiencies in our internal control over financial reporting. We have not filed this Form 10-Q/A for the thirteen weeks ended April 2, 2006 originally filed with the SEC on May 16, 2006 to amend and restate its consolidated financial statements for the thirteen weeks ended April 2, 2006 and the quarter ended March 31, 2005 and related disclosures. We have restated the July 3, 2005, consolidated financial statements included in the quarterly report on Form 10-Q for the thirteen weeks ended July 2, 2005 which is being filed concurrently with this Form 10-Q/A. We will restate our October 2, 2005 consolidated financial statements with the filing of our October 1, 2006 Form 10-Q. See Item 4. Controls and Procedures in this Form 10-Q/A.

Background on the Restatement - The errors identified in our issued consolidated financial statements are described below. For more information on the impact of these errors, See Note 1 to the consolidated financial statements included in this Form 10-Q/A.

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

Thirteen Weeks Ended April 2, 2006 Compared to the Three Months Ended March 31, 2005

(in thousands)	Thirteen weeks ended April 2, 2006	Three months ended March 31, 2005	Favorable / $	(Unfavorable) %
	(As restated)	(As restated)
Net sales	$567,236	$547,100	$20,136	3.7%
Cost of goods sold	513,415	501,000	(12,415)	(2.5)

Gross profit	53,821	46,100	7,721	16.7
Selling, general and administrative expenses	65,913	61,071	(4,842)	(7.9)
Restructuring expense	1,164	425	(739)	*
Loss on sale of property, plant and equipment	864	388	(476)	*

Operating loss	(14,120)	(15,784)	1,664	10.5
Interest expense, net	20,379	17,073	(3,306)	(19.4)
Foreign currency exchange (gain) loss, net	(1,034)	807	1,841	*
Other (income) expense, net	127	(113)	(240)	*

Loss before income taxes and minority interest	(33,592)	(33,551)	(41)	(0.1)
Income tax benefit	(13,437)	(13,381)	(56)	(0.4)
Minority interest	—	(2)	(2)	*

Net loss	$(20,155)	$(20,168)	$13	0.1%

*	Not meaningful

Net sales increased $20.1 million, or 3.7%, for the thirteen weeks ended April 2, 2006 compared to the prior year period. The increase in net sales reflected a 3.0% increase in average realized sales price and a 0.7% increase in sales volume as compared to the three months ended March 31, 2005. The increase in average realized sales price reflects the impact of pricing increases implemented during the second half of 2005 in response to higher raw material costs.

For the thirteen weeks ended April 2, 2006, gross profit increased $7.7 million compared to the prior year period. As a percentage of net sales, gross profit was 9.5% in the first quarter of 2006 versus 8.4% in the first quarter of 2005.

Restructuring expense for the thirteen weeks ended April 2, 2006 was $1.2 million representing severance costs incurred during the period. Restructuring expense for the three months ended March 31, 2005 was $0.4 million representing severance costs related to manufacturing plants, which were closed in conjunction with the integration of SF Holdings. We expect that severance costs relating to our restructuring announced in April 2006 will be approximately $7 million for the full 2006 fiscal year.

Selling, general and administrative expenses increased $4.8 million for the thirteen weeks ended April 2, 2006 compared to the three months ended March 31, 2005. The increase was primarily driven by costs associated with the expansion and upgrade of our order management and enterprise resource planning systems. As a percentage of net sales, selling, general and administrative expenses were 11.6% in the first quarter of 2006 versus 11.2% in the first quarter of 2005. Integration costs totaled $3.5 million and $7.9 million for the thirteen weeks ended April 2, 2006 and the three months ended March 31, 2005, respectively.

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

Net cash used in operating activities during the thirteen weeks ended April 2, 2006 was $29.9 million compared to $33.9 million during the three months ended March 31, 2005. Working capital increased $20.3 million to $463.9 million at April 2, 2006 from $443.6 million at January 1, 2006. The increase primarily reflects higher inventory balances partially offset by higher accounts payable. Both increases were primarily driven by a planned inventory build as we prepare for higher sales during the warmer seasons.

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

Long-term debt

The following is a summary of our long-term debt at April 2, 2006 (in thousands):

April 2, 2006
Long-term debt:
8.5% Senior Subordinated Notes	$325,000
First Lien Facility – Term Loan	637,000
First Lien Facility – Revolver	23,800
Second Lien Facility	80,000
Canadian Credit Facility – Term Loan	9,089
Canadian Credit Facility – Revolver	5,187
Capital lease obligations	2,312

Total long-term debt	1,082,388
Less - Current maturities of long-term debt	8,720

Long-term debt, net of current maturities	$1,073,668

The following is a summary of our committed revolving credit facilities at April 2, 2006 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Unused Capacity
First Lien Facility:
Revolving facility	$150,000	$23,800	$18,367	$107,833
Canadian Credit Facility:
Revolving facility	11,438	5,187	–	6,251

	$161,438	$28,987	$18,367	$114,084

(1)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.

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

Net Operating Loss Carryforwards

As of April 2, 2006, we had approximately $243.9 million of U.S. federal tax net operating loss carry-forwards that expire between 2016 and 2025. Approximately $103.5 million of such carry-forwards are subject to the provisions of Internal Revenue Code Section 382. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax assets is more likely than not.

Critical Accounting Estimates

The Company’s critical accounting estimates are described in its 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2006. There have been no changes to the critical accounting estimates since that filing.

Forward-Looking Statements

The information contained in “Forward Looking Statements” in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2006 and incorporated herein by reference and in our other filings made from time to time with the Securities and Exchange Commission. These cautionary statements are to be used as a reference in connection with any forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the effect of general economic and competitive business conditions in the disposable food service products industry;

•	realization of cost savings, synergies or revenue enhancement that we anticipated when we acquired SF Holdings;

•	impact of competitive products and pricing;

•	interest rate fluctuations and continuing debt obligations;

•	impact on our ability to manage and grow our business if we are unable to adequately manage, integrate and implement our order management and enterprise resource planning systems;

•	further consolidation in the food service and retail industries;

•	availability of and increases in raw material costs;

•	increases in energy and other manufacturing costs;

•	fluctuations in demand for the Company’s products;

•	effect of changing federal, state, foreign and local environmental and occupational health and safety laws and regulations;

•	risks related to conducting business in multiple foreign jurisdictions, including foreign currency exchange rate fluctuations;

•	our ability to improve existing products and develop new products;

•	loss of key management and personnel;

•	impact of any prolonged work stoppage;

•	loss of one or more of our principal customers;

•	ability to enforce our intellectual property and other proprietary rights;

•	diversion of management attention from other business activities in the event we pursue additional acquisition(s) in the future; and

•	potential conflicts of interest between our note holders and the stockholders of SCIC.

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

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures

Our management, including our then current chief executive officer, chief operating officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by the Original Filing. Based on that evaluation, our management initially concluded and disclosed in our Original Filing that, as of the end of such period, our disclosure controls and procedures were effective. In April 2006, with the change in our management, an internal review of our business and operations was initiated which revealed that certain of our accounting practices and procedures may not have been as well-developed and/or as rigorously and consistently applied as they should have been. As soon as the issues were identified, an extensive review of our financial accounting and reporting was conducted in order to assess the full extent and impact of the identified accounting issues. The review included a focus on our accounting policies and practices, accounting records, and supporting documents. As a result of this review and in connection with the restatement of our consolidated financial statements, our management, including our chief executive officer and interim chief financial officer, has re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934) as of the end of the period covered by the Original Filing. Based on such re-evaluation, our chief executive officer and our interim chief financial officer have concluded that, as of April 2, 2006, our disclosure controls and procedures were not effective because of certain material weaknesses described below.

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

In assessing the effectiveness of our disclosure controls and procedures, management identified the following material weaknesses in our internal control over financial reporting as of April 2, 2006:

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

These material weaknesses resulted in management’s failure to prevent or detect errors in the Company’s consolidated financial statements. As a result, the Company has restated its consolidated financial statements for the thirteen weeks ended April 2, 2006, the fiscal years ended January 1, 2006 and December 31, 2004 and 2003, and interim periods within the fiscal years ended January 1, 2006 and December 31, 2004.

In light of the material weaknesses in our internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with GAAP. We implemented certain changes in internal control over financial reporting and will continue to implement remediation efforts, as described below under sections (b) and (c). Accordingly, we believe that the consolidated financial statements included in this Form 10-Q/A fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

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

(b) Changes in Internal Control Over Financial Reporting

In the Original Filing, our management concluded that there had not been any changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended April 2, 2006, that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) Remediation Plan

Management is committed to improving the overall disclosure controls and procedures within our organization to remediate the material weaknesses identified in section (a) above, and ensure mitigating controls are in place where necessary. Therefore, in response to the foregoing and as part of our remediation efforts, our Board of Directors has approved and adopted the following remediation plan:

1. We will reinforce our Code of Conduct and Ethics Helpline, which we formally adopted and implemented in January 2006 among all employees, emphasizing that questionable actions must be reported and that alleged violations of the code are unacceptable and will not be tolerated. In that regard, we will re-emphasize our expectation that all business activities are conducted in compliance with our internal controls and Code of Conduct. In addition, we will review and revise our corporate governance practices including establishing appropriate reporting relationships among key employees, senior management and the Board of Directors.

2. We will revise and formally document our accounting policies and procedures by implementing a policies and procedures manual which we expect to complete by fiscal year end 2006 and fully implement during the first quarter 2007. These policies and procedures will be designed to ensure appropriate internal controls are in place and effective and to ensure a consistent approach for accounting and financial reporting. These policies will address all key financial reporting risk areas in our business, including the areas in which we have noted errors above. Among others, the policies will:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information in Item 1 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

Item 1A. Risk Factors.

The information in Item 1A included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

Not applicable.

Item 3. Defaults Upon Senior Securities.

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

Not applicable.

Item 5. Other Information.

The information in Item 5 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

Not applicable.

Item 6. Exhibits.

Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications of our Chief Executive Officer and interim Chief Financial Officer. These certifications, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q/A as Exhibits 31.1 and 31.2 and 32.1 and 32.2.

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

SOLO CUP COMPANY

Date: October 16, 2006	By:	/s/ Eric A. Simonsen
Eric A. Simonsen
Interim Chief Financial Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q/A OF SOLO CUP COMPANY

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