Form 10-Q
period 2006-07-02
Solo Cup CO
filed 2006-10-16
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the thirteen weeks ended July 2, 2006

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

The Company is filing this Form 10-Q for the thirteen weeks ended July 2, 2006 which includes restated consolidated statements of operations for the thirteen and twenty-six weeks ended July 3, 2005 and consolidated statement of cash flows for twenty-six weeks ended July 3, 2005. The Company will not file a Form 10-Q/A for the thirteen weeks ended July 3, 2005, and the consolidated financial statements and related financial information contained in that report should no longer be relied upon. We will restate our October 2, 2005 consolidated financial statements with the filing of our October 1, 2006 Form 10-Q.

Accordingly, this Form 10-Q should be read in conjunction with our Form 10-K/A for the fiscal year ended January 1, 2006, and the Form 10-Q/A for the thirteen weeks ended April 2, 2006, which are being filed concurrently with this Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 2, 2006	January 1, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,226	$12,087
Cash in escrow	7,274	15,000
Accounts receivable:
Trade, less allowance for doubtful accounts of $5,846 and $5,854	260,069	222,283
Other	27,383	21,989
Inventories	398,317	381,264
Spare parts	25,576	36,712
Deferred income taxes	31,407	59,057
Prepaid expenses	8,132	9,325
Other current assets	8,524	5,875

Total current assets	783,908	763,592

Property, plant and equipment, net	738,553	756,185
Spare parts	18,208	12,389
Goodwill	19,649	245,547
Intangible assets, net	23,471	28,065
Deferred financing fees, net	27,622	26,790
Other assets	7,859	12,105

Total assets	$1,619,270	$1,844,673

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$144,338	$163,599
Accrued payroll and related costs	55,271	58,216
Accrued customer allowances	32,318	29,289
Accrued expenses and other current liabilities	51,058	51,904
Short-term debt	5,604	5,546
Current maturities of long-term debt	8,804	8,726
Income taxes payable	2,311	2,667

Total current liabilities	299,704	319,947

Long-term debt, net of current maturities	1,137,277	1,029,009
Deferred income taxes	52,065	25,829
Pensions and other postretirement benefits	49,844	74,374
Other liabilities	11,163	10,008

Total liabilities	1,550,053	1,459,167

Shareholder’s equity:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	258,170	258,049
(Accumulated deficit) retained earnings	(192,000)	127,519
Accumulated other comprehensive income (loss)	3,047	(62)

Total shareholder’s equity	69,217	385,506

Total liabilities and shareholder’s equity	$1,619,270	$1,844,673

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Thirteen weeks ended July 2, 2006	Thirteen weeks ended July 3, 2005	Twenty-six weeks ended July 2, 2006	Twenty-six weeks ended July 3, 2005
		(As restated)		(As restated)
Net sales	$670,297	$646,939	$1,237,533	$1,194,039
Cost of goods sold	578,309	564,800	1,091,724	1,065,800

Gross profit	91,988	82,139	145,809	128,239

Selling, general and administrative expenses	73,847	66,227	140,924	127,723
Impairment of goodwill	228,537	—	228,537	—
Loss on sale of property, plant and equipment	943	7	1,807	395

Operating (loss) income	(211,339)	15,905	(225,459)	121

Interest expense, net of interest income of $40, $99, $138 and $188	22,010	18,209	42,389	35,282
Foreign currency exchange (gain) loss, net	(2,676)	2,037	(3,710)	2,844
Other expense (income), net	376	(58)	503	(171)

Loss before income taxes and minority interest	(231,049)	(4,283)	(264,641)	(37,834)

Income tax provision (benefit)	68,315	(1,549)	54,878	(14,930)
Minority interest	—	53	—	51

Net loss	$(299,364)	$(2,787)	$(319,519)	$(22,955)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total shareholder’s equity
	Shares	Amount
Balance at January 1, 2006	100	$—	$258,049	$127,519	$(62)	$385,506
Net loss (Unaudited)	—	—	—	(319,519)	—	(319,519)
Compensation expense on CPUs (Unaudited)	—	—	121	—	—	121
Foreign currency translation adjustment (Unaudited)	—	—	—	—	2,283	2,283
Unrealized investment gain, net of tax of $102 (Unaudited)	—	—	—	—	148	148
Unrealized gain on cash flow hedges, net of tax of $425 (Unaudited)	—	—	—	—	678	678

Balance at July 2, 2006 (Unaudited)	100	$—	$258,170	$(192,000)	$3,047	$69,217

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Twenty-six weeks ended July 2, 2006	Twenty-six weeks ended July 3, 2005
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(319,519)	$(22,955)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,550	51,756
Deferred financing fee amortization	2,388	2,335
Loss on sale of property, plant and equipment	1,807	396
Goodwill impairment	228,537	—
Asset impairment	2,540	—
Postretirement plan curtailment gains	(22,067)	—
Minority interest	—	51
Deferred income taxes	52,058	(17,562)
Foreign currency (gain) loss	(3,710)	2,844
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(41,428)	(47,471)
Inventories	(15,784)	(46,168)
Prepaid expenses and other current assets	7,740	5,777
Other assets	(254)	9,710
Accounts payable	(20,062)	14,162
Accrued expenses and other current liabilities	(607)	(302)
Other liabilities	(2,103)	(3,196)
Other, net	36	387

Net cash used in operating activities	(79,878)	(50,236)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(29,564)	(33,448)
Proceeds from sale of property, plant and equipment	2,290	6,128
Decrease in cash in escrow	7,726	—

Net cash used in investing activities	(19,548)	(27,320)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under revolving credit facilities	32,125	87,771
Borrowings under term notes	80,000	—
Contribution of capital from parent	—	100
Return of capital to parent	—	(1,267)
Repayments of term notes	(4,102)	(4,419)
Repayments of other debt	(425)	(850)
Debt issuance costs	(3,215)	(1,100)
Decrease in restricted cash	—	1,905

Net cash provided by financing activities	104,383	82,140
Effect of exchange rate changes on cash	182	(217)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,139	4,367
CASH AND CASH EQUIVALENTS, beginning of period	12,087	15,855

CASH AND CASH EQUIVALENTS, end of period	$17,226	$20,222

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$38,719	$32,974

Income taxes paid	$3,725	$3,285

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

The information included in the accompanying interim consolidated financial statements of the Company is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for these periods. Results for the interim periods are not necessarily indicative of results expected for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 1, 2006 included in its Form 10-K/A and in its Form 10-Q/A for the thirteen weeks ended April 2, 2006 filed concurrently with the SEC on October 16, 2006.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles required management to make estimates in determining the carrying amounts of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates and judgments. Significant estimates included in the Company’s consolidated financial statements relate to the valuation of receivables, inventory, spare parts, goodwill and deferred tax assets, and accruals for customer allowances, self-insured benefit obligations and pension and postretirement benefit obligations.

Management revised its methodology for estimating the net realizable value of certain of the Company’s capitalized spare parts inventory. As a result, the Company reduced the carrying value of capitalized spare parts and inventory during the second quarter of fiscal 2006. This change in accounting estimate increased cost of goods sold by approximately $9.8 million during the period.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on previously reported net income (loss).

Restatement of Previously Issued Consolidated Financial Statements

On September 19, 2006, the Company filed a Current Report on Form 8-K with the SEC in which it announced that it would be restating certain consolidated financial statements as a result of the findings of an accounting review undertaken when new management was appointed by the Board of Directors in the second and third quarters of 2006. Since that time, the Company has completed its accounting review and has determined that certain of the errors resulted from deficiencies in the Company’s internal control over financial reporting. See Item 4. Controls and Procedures. The Company has not filed a Form 10-Q/A for the thirteen weeks ended July 3, 2005 and the consolidated financial statements and related financial information contained in that report should no longer be relied upon.

Background on the Restatement - The errors identified in the Company’s previously issued consolidated financial statements are described below. For more information on the impact of these errors on the Company’s consolidated financial statements for prior annual and interim periods, see Note 22 to the consolidated financial statements included in Form 10-K/A for the fiscal year ended January 1, 2006, and Note 1 to the consolidated financial statements included in Form 10-Q/A for the thirteen weeks ended April 2, 2006 filed concurrently with this Form 10-Q. See Item 4. Controls and Procedures.

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

The following tables set forth the amounts previously reported in the Company’s consolidated statements of operations for the thirteen weeks and twenty-six weeks ended July 3, 2005, the effect of the restatement adjustments, and the restated amounts. The notes that follow the tables describe the restatement adjustments. The total amounts reported in the consolidated statement of cash flows for the twenty-six weeks ended July 3, 2005 for net cash used in operating activities, net cash used in investing activities and net cash provided by financing activities were not impacted by the restatement.

	Consolidated Statement of Operations (In thousands)
	Thirteen weeks ended July 3, 2005	Adjustments	Thirteen weeks ended July 3, 2005
	(As reported)		(As restated)
Net sales (a)	$654,502	$(7,563)	$646,939
Cost of goods sold (b) (c) (d) (e) (f) (g)	560,452	4,348	564,800

Gross profit	94,050	(11,911)	82,139
Selling, general and administrative expenses (c) (g)	67,191	(964)	66,227
Loss on sale of property, plant and equipment	7	—	7

Operating income	26,852	(10,947)	15,905
Interest expense, net of interest income	18,209	—	18,209
Foreign currency exchange loss, net	2,037	—	2,037
Other (income) expense, net	(58)	—	(58)

Income (loss) before income taxes and minority interest	6,664	(10,947)	(4,283)
Income tax provision (benefit) (h)	2,666	(4,215)	(1,549)
Minority interest	53	—	53

Net income (loss)	$3,945	$(6,732)	$(2,787)

	Consolidated Statement of Operations (In thousands)
	Twenty-six weeks ended July 3, 2005	Adjustments	Twenty-six weeks ended July 3, 2005
	(As reported)		(As restated)
Net sales (a)	$1,200,595	$(6,556)	$1,194,039
Cost of goods sold (b) (c) (d) (e) (f) (g)	1,058,050	7,750	1,065,800

Gross profit	142,545	(14,306)	128,239
Selling, general and administrative expenses (c) (g)	128,095	(372)	127,723
Loss on sale of property, plant and equipment (g)	781	(386)	395

Operating income	13,669	(13,548)	121
Interest expense, net of interest income	35,282	—	35,282
Foreign currency exchange loss, net	2,844	—	2,844
Other (income) expense, net	(171)	—	(171)

Loss before income taxes and minority interest	(24,286)	(13,548)	(37,834)
Income tax benefit (h)	(9,714)	(5,216)	(14,930)
Minority interest	51	—	51

Net loss	$(14,623)	$(8,332)	$(22,955)

Explanation of adjustments to the financial statements as reported:

(a)	Reflects adjustments principally to properly account for (i) sales incentives offered to customers; (ii) cash discounts offered to customers; and (iii) credit memoranda issued to customers.

(b)	Reflects adjustments principally to properly accrue for certain rebates received from certain vendors. These adjustments decreased cost of goods sold by approximately $1.6 million and $3.4 million for the thirteen weeks and twenty-six weeks ended July 3, 2005, respectively.

(c)	Reflects adjustments principally to properly accrue for certain expenses which were previously recorded in the incorrect period. These adjustments (decreased)/increased (i) cost of goods sold by approximately ($0.1 million) and $3.3 million for the thirteen weeks and twenty-six weeks ended July 3, 2005, respectively; and (ii) selling, general, and administrative expenses by approximately $0.1 million for the twenty-six weeks ended July 3, 2005.

(d)	Reflects adjustments principally to properly account for (i) vacation pay earned by certain employees; and (ii) a reimbursement of a deposit with an insurance provider. These adjustments increased cost of goods sold by $3.3 million for the thirteen and twenty-six weeks ended July 3, 2005.

(e)	Reflects adjustments principally to properly accrue for freight costs. These adjustments increased cost of goods sold by approximately $2.2 million and $4.3 million for the thirteen weeks and twenty-six weeks ended July 3, 2005, respectively.

(f)	Reflects adjustments principally to properly value certain scrap inventory at the lower of cost or market value in accordance with the Company’s accounting policies. These adjustments increased cost of goods sold by approximately $0.3 million and $0.5 million for the thirteen weeks and twenty-six weeks ended July 3, 2005, respectively.

(g)	Reflects adjustments principally to properly account for the impact of certain additional adjustments in the historical consolidated financial statements that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered material to the Company’s consolidated financial statements. These adjustments increased net income by approximately $0.7 million and $1.0 million for the thirteen weeks and twenty-six weeks ended July 3, 2005, respectively.

(h)	Reflects adjustments principally to recognize the income tax effect of all adjustments described in (a) through (g) above at the estimated effective income tax rate for the period.

(2) ACQUISITIONS

On February 27, 2004, with an effective date of February 22, 2004, the Company consummated the purchase of 100.0% of the issued and outstanding capital stock of SF Holdings (the “SF Holdings Acquisition”). The SF Holdings Acquisition resulted in goodwill of $150.0 million that is not tax deductible and $45.0 million of acquired intangible assets with a weighted average useful life of approximately five years. The resulting goodwill was included in the Company’s North America reporting unit. The Company determined that the goodwill for this reporting unit was fully impaired at July 2, 2006. See Note 6.

The aggregate purchase price was $917.2 million of which $15.0 million was being held in an escrow account pending the final working capital adjustment and resolution of claims for indemnification. In May 2006, the Company received a neutral arbitrator’s final ruling on the SF Holdings Acquisition working capital adjustment that awarded $7.7 million (including interest) to the Company. In July 2006, the Company was awarded $5.5 million (including interest) for its indemnification claims made against the seller. The remaining $1.8 million, which is reflected in accrued expenses and other current liabilities at July 2, 2006, will be disbursed to the stockholder representative for the seller. See Note 16. As a result of these events, the aggregate purchase price of $917.2 million was adjusted to $904.0 million.

The following are the amounts assigned to the acquired assets and liabilities (in millions):

Aggregate purchase price	$917.2
Less working capital adjustment award	(7.7)
Less indemnification award	(5.5)

Adjusted purchase price	$904.0

Cash	$30.4
Accounts receivable	122.3
Inventories	211.6
Other current assets	51.0
Property, plant and equipment	570.3
Intangible assets	45.0
Other long-term assets	18.6

Total assets	$1,049.2

Current liabilities	$201.6
Other long-term liabilities	93.6

Total liabilities	$295.2

Excess of purchase price over assets and liabilities acquired	$150.0

(3) ASSETS HELD FOR SALE

In the second quarter of 2006, management approved a plan to find a buyer for a plant located in Glens Falls, New York, which was closed in connection with the integration of SF Holdings. The Company recognized an impairment loss of approximately $1.1 million to adjust the carrying value of the property to its estimated fair value. The net book value of $1.0 million is classified in other current assets in the Company’s Consolidated Balance Sheet as of July 2, 2006.

In the fourth quarter of 2005, management approved a plan to find a buyer for a plant located in Shreveport, Louisiana, which was closed in connection with the integration of SF Holdings. In the second quarter of 2006, the Company recognized an impairment loss of approximately $1.0 million to adjust the carrying value of the property to its estimated fair value. The net book value of approximately $1.5 million and $2.5 million is classified in other current assets in the Company’s Consolidated Balance Sheets as of July 2, 2006 and January 1, 2006, respectively.

Impairment losses on assets held for sale are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

(4) INVENTORIES

The components of inventories are as follows (in thousands):

	July 2, 2006	January 1, 2006
Finished goods	$300,734	$276,456
Work in process	17,866	15,490
Raw materials and supplies	79,717	89,318

Total inventories	$398,317	$381,264

(5) PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s major classes of property, plant and equipment are as follows (in thousands):

	July 2, 2006	January 1, 2006
Land	$49,651	$49,306
Buildings and improvements	297,176	296,903
Machinery and equipment	936,272	918,724
Construction in progress	27,301	20,810

Total property, plant and equipment	1,310,400	1,285,743
Less accumulated depreciation	(571,847)	(529,558)

Property, plant and equipment, net	$738,553	$756,185

Depreciation of property, plant and equipment was $22.5 million and $45.9 million for the thirteen and twenty-six weeks ended July 2, 2006, respectively. Capitalized interest was $0.4 million and $0.7 million for the thirteen and twenty-six weeks ended July 2, 2006, respectively.

Depreciation of property, plant and equipment was $23.9 million and $47.1 million for the thirteen and twenty-six weeks ended July 3, 2005, respectively. Capitalized interest was $0.1 million and $0.2 million for the thirteen and twenty-six weeks ended July 3, 2005, respectively.

(6) GOODWILL AND INTANGIBLE ASSETS

The following are the carrying values of goodwill by reporting unit (in thousands):

	North America	Europe	Asia – Pacific	Total
Balance at January 1, 2006	$208,428	$36,922	$197	$245,547
SF Holdings Acquisition	(1,877)	—	—	(1,877)
Finalization of contingent consideration (Note 2)	1,800	—	—	1,800
Translation adjustment	(89)	2,799	6	2,716
Impairment	(208,262)	(20,275)	—	(228,537)

Balance at July 2, 2006	$—	$19,446	$203	$19,649

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” the Company is required to determine goodwill impairment using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.

The Company’s estimates of the fair value of its reporting units are determined based on a discounted cash flow model using inputs from its annual long-range planning process. The Company also makes estimates of discount rates, growth assumptions and other factors in estimating fair value.

Goodwill of a reporting unit is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the thirteen weeks ended July 2, 2006, the Company initiated a goodwill impairment test. This occurred as a result of the Company’s continuing net losses, significant increases in raw material costs and the impact of such increases on working capital and gross margin and changes in the executive management team. As a result of these events, the Company determined that an impairment test of the carrying value of its North America and Europe reporting units should be performed.

The Company tested its North America and Europe reporting units for goodwill impairment at July 2, 2006 and concluded that its goodwill was impaired. As a result, the Company recorded impairment charges of approximately $228.5 million relating to goodwill.

In addition to performing an impairment test of the carrying value of goodwill, the Company also tested the recoverability of its long-lived assets. There were no impairment charges that resulted from this evaluation.

The gross carrying amount of nonamortizable intangible assets in the Asia-Pacific business segment as of July 2, 2006 and January 1, 2006 was $0.1 million and $0.1 million, respectively. The following are the carrying values of amortizable intangible assets (in thousands):

	July 2, 2006		January 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks and trade names	$22,200	$10,375	$22,200	$8,155
Manufacturing technology	21,100	9,847	21,100	7,737
Patents, licenses and other	1,775	1,462	1,771	1,193

	$45,075	$21,684	$45,071	$17,085

Amortization expense related to intangible assets was $4.6 million during the twenty-six weeks ended July 2, 2006 and the twenty-six weeks ended July 3, 2005. The estimated annual amortization expense of intangibles presently owned by the Company is approximately $4.5 million for the remainder of 2006, $8.7 million for 2007, $8.7 million in 2008 and $1.5 million in 2009.

(7) INCOME TAXES

As of July 2, 2006, the Company had approximately $312.0 million of U.S. federal tax net operating loss carryforwards that expire between 2016 and 2026 of which $103.5 million of such carryforwards are subject to the provisions of Internal Revenue Code Section 382. The Company’s deferred tax assets include federal and state net operating loss carryforwards as well as other future deductible amounts.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company reported pretax losses in both fiscal 2005 and 2004, and also reported a loss before income taxes and minority interest for the twenty-six weeks ended July 2, 2006. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management concluded during the thirteen weeks ended July 2, 2006 that it is more likely than not that the Company will not fully realize the benefits of its existing deductible differences. Accordingly, the Company recorded an income tax provision of approximately $105.0 million during the thirteen weeks ended July 2, 2006 to establish a valuation allowance for deferred tax assets, including federal and state net operating loss carryforwards and other deferred tax assets. The amount of the deferred tax assets considered realizable will be adjusted in future periods if estimates of future taxable income during the carryforward period are revised. Changes in the deferred tax asset valuation allowance in future periods will be included in the consolidated statement of operations.

The following reconciles the expected income tax benefit calculated based on the U.S. federal statutory tax rate applied to the loss before income taxes and minority interest with the Company’s actual income tax provision for the twenty-six weeks ended July 2, 2006 (in thousands):

For the twenty-six weeks ended July 2, 2006
Income tax benefit at U.S. statutory rate	$(92,624)
Increase in valuation allowance	104,974
Nondeductible goodwill	43,335
State taxes, net of federal benefit	(4,792)
Foreign rate differential	(169)
Other	4,154

Income tax provision	$54,878

(8) DEBT

Short-term debt and long-term debt, including amounts payable within one year, are as follows (in thousands):

	July 2, 2006	January 1, 2006
Short-term debt:
Yen-denominated short-term bank borrowings	$5,604	$5,546

Long-term debt:
8.5% Senior Subordinated Notes (1)	$325,000	$325,000
First Lien Facility – Term Loan (1)	635,375	638,625
First Lien Facility – Revolver (1)	94,400	61,700
Second Lien Facility (1)	80,000	—
Canadian Credit Facility – Term Loan	9,081	9,514
Canadian Credit Facility – Revolver	—	449
Capital lease obligations	2,225	2,447

Total long-term debt	1,146,081	1,037,735
Less - Current maturities of long-term debt	8,804	8,726

Long-term debt, net of current maturities	$1,137,277	$1,029,009

(1)	See Note 16 with regard to related subsequent events.

Second Lien Facility

On March 31, 2006, the Company and SCIC entered into a second lien credit agreement (“Second Lien Facility”). The Second Lien Facility provides a secured term loan facility in the amount of $80 million (“Second Term Loan”). The Second Term Loan bears interest, at the option of the Company, at a rate equal to LIBOR plus 4.50% per annum; or 3.50% per annum plus the higher of (a) the Bank of America prime rate or (b) the Federal Funds rate plus  1/2 of one percentage point. The principal amount will be due upon maturity in February 2012. The proceeds of the Second Term Loan were used to reduce amounts outstanding under the Company’s domestic revolving credit facility under its First Lien Facility, described below. As of July 2, 2006, the weighted average interest rate on the Second Lien Facility was 9.66%.

First Lien Facility

Effective March 27, 2006, the Company and SCIC entered into an agreement (“Amendment No. 3”) to amend its Credit Agreement dated February 27, 2004, as amended by Amendment No. 1, dated as of March 31, 2005, and by Amendment No. 2, dated as of October 14, 2005, collectively, the “First Lien Facility.” Amendment No. 3 was necessary to permit the Company to enter into the Second Lien Facility. Amendment No. 3 also revised the ratios of the financial covenants that the Company is required to maintain by allowing lower ratios in certain quarters of Consolidated EBITDA to Consolidated Cash Interest Expense, and by allowing higher ratios in certain quarters of Average Total Debt to Consolidated EBITDA.

As of July 2, 2006, the weighted average annual interest rate applicable to Eurodollar rate loans was 7.12% and the weighted average annual interest rate applicable to base rate loans was 10.00%. During the thirteen weeks ended July 2, 2006, the weighted average annual interest rate for the First Lien Facility was 7.05%, the interest rate on the term loan facility was 6.93%, and the interest rate on the revolving credit facility was 9.72%. As of July 2, 2006, $37.2 million was available under the First Lien Facility.

Canadian Credit Facility

Borrowings under the revolving credit facility bear interest at the Canadian prime rate plus 0.50% or the Canadian bankers acceptance rate plus 1.75%, at the Company’s option. Term loan borrowings bear interest at the Canadian prime rate plus 0.75% or the Canadian bankers acceptance rate plus 2.00%, at the Company’s option. As of July 2, 2006, borrowings under the revolving credit facility and the term loan carried effective interest rates of 6.18% and 6.43%, respectively. As of July 2, 2006, CAD $16.4 million (approximately $14.7 million) was available under the Canadian revolving credit facility.

(9) LEASES

The Company leases certain transportation vehicles, warehouse and office facilities, and machinery and equipment under both cancelable and non-cancelable operating leases, most of which expire within eighteen years and may be renewed by the Company. The full amount of lease rental payments is charged to expense using the straight-line method over the term of the lease. Future minimum rental commitments under non-cancelable operating leases in effect at July 2, 2006 are as follows (in thousands):

Remainder of 2006	$16,104
2007	27,991
2008	24,881
2009	23,297
2010	21,398
Thereafter	186,770

Total minimum lease payments	$300,441

(10) DERIVATIVES AND HEDGING ACTIVITIES

The First Lien Facility requires the Company to fix the interest rate for a portion of the borrowings. Accordingly, on March 10, 2004, to limit the variability of a portion of the interest payments under the First Lien Facility, the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $180.0 million. Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments; thereby effectively fixing the rate on a portion of the outstanding debt. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 2.375% to 2.376%. The swap agreements extend through March 31, 2007.

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

The interest rate swap agreements described above are accounted for as cash flow hedges and their fair values are included in other current assets and other assets in the Company’s Consolidated Balance Sheets. The combined fair values of these swap agreements was $7.0 million and $5.9 million as of July 2, 2006 and January 1, 2006, respectively. Gains and losses are reported in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings when the underlying interest payments are recognized. See Note 16 with regard to a related subsequent event.

(11) PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Net periodic benefit cost (income) for the Company’s pension and other postretirement benefit plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Thirteen weeks ended July 2, 2006	Thirteen weeks ended July 3, 2005	Thirteen weeks ended July 2, 2006	Thirteen weeks ended July 3, 2005
Service cost	$541	$437	$185	$206
Interest cost	1,780	1,479	478	534
Expected return on plan assets	(1,926)	(1,438)	—	—
Amortization of prior service cost		22	(1,032)	(1,032)
Amortization of net loss	17	—	207	227

	412	500	(162)	(65)
Curtailment gains	—	—	(22,067)	—

Net periodic benefit cost (income)	$412	$500	$(22,229)	$(65)

	Pension Benefits		Other Postretirement Benefits
	Twenty-six weeks ended July 2, 2006	Twenty-six weeks ended July 3, 2005	Twenty-six weeks ended July 2, 2006	Twenty-six weeks ended July 3, 2005
Service cost	$970	$864	$383	$411
Interest cost	2,951	2,940	973	1,067
Expected return on plan assets	(3,264)	(2,859)	—	—
Amortization of prior service cost		44	(2,064)	(2,064)
Amortization of net loss	35	—	414	453

	692	989	(294)	(133)
Curtailment gains	—	—	(22,067)	—

Net periodic benefit cost (income)	$692	$989	$(22,361)	$(133)

Through July 2, 2006, $5.3 million of contributions had been made to the Company’s pension and other postretirement benefit plans in 2006. The Company presently anticipates contributing an additional $7.5 million to fund its pension and other postretirement benefit plans in 2006 for a total of $12.8 million.

During the thirteen and twenty-six weeks ended July 2, 2006, the Company recognized $22.1 million in curtailment gains as a result of a significant reduction in postretirement benefits for certain active plan participants. Curtailment gains are included in cost of goods sold in the Company’s Consolidated Statements of Operations.

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following (in thousands):

	Thirteen weeks ended July 2, 2006	Thirteen weeks ended July 3, 2005	Twenty-six weeks ended July 2, 2006	Twenty-six weeks ended July 3, 2005
		(As restated)		(As restated)
Net loss	$(299,364)	$(2,787)	$(319,519)	$(22,955)
Foreign currency translation adjustment	1,767	(4,128)	2,283	(5,851)
Unrealized investment gain, net of income taxes	105	24	148	124
Unrealized gain (loss) on cash flow hedges, net of income taxes	521	(849)	678	343

Comprehensive loss	$(296,971)	$(7,740)	$(316,410)	$(28,339)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	July 2, 2006	January 1, 2006
Foreign currency translation adjustments	$6,769	$4,486
Minimum pension liability adjustments, net of income taxes	(8,867)	(8,867)
Unrealized investment gain, net of income taxes	826	678
Unrealized gain on cash flow hedge, net of income taxes	4,319	3,641

Accumulated other comprehensive income (loss)	$3,047	$(62)

(13) SHARE-BASED PAYMENT

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

As of July 2, 2006, 279,183 time-based options were exercisable and none of the performance-based options were exercisable. No options have been exercised to date. The performance-based options are accounted for as variable options. In accordance with Accounting Principles Board Opinion No. 25, no compensation expense has been recorded related to these awards since the grant dates because the performance goals have not been met and the underlying common stock has not increased in value.

The following shows stock option activity for the two years ended July 2, 2006:

	Shares under option Time-based	Shares under option Performance-based	Total shares under option
December 31, 2004	749,558	499,699	1,249,257
Granted with exercise price less than or equal to the grant date fair value	94,240	62,820	157,060
Forfeited	(48,931)	(32,620)	(81,551)

January 1, 2006	794,867	529,899	1,324,766
Forfeited	(261,466)	(283,921)	(545,387)

July 2, 2006	533,401	245,978	779,379

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”). The Company adopted SFAS 123R on January 2, 2006 under the “prospective” method. Under the provisions of SFAS 123, the Company calculated its pro forma disclosure using the minimum value method, which excludes any effect of volatility on value; therefore, the prospective method of adopting SFAS 123R is required. Under the “prospective” method, compensation cost is recognized in the consolidated financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted, modified, repurchased or cancelled after that date. Since the adoption of SFAS 123R, the Company has not granted, modified, repurchased or cancelled any options; therefore, no expense was recognized for stock options in the Company’s Statement of Operations during the twenty-six weeks ended July 2, 2006.

(14) RELATED PARTY TRANSACTIONS

Robert L. Hulseman, who is John F. Hulseman’s brother and the husband of Sheila M. Hulseman, and who is the Chairman and Chief Executive Officer of the Company, received salary and benefits of $286,462 and $289,244 for the thirteen weeks ended July 2, 2006 and July 3, 2005, respectively. He received salary and benefits of $562,862 and $565,428 for the twenty-six weeks ended July 2, 2006 and July 3, 2005, respectively. John F. Hulseman, who is Robert L. Hulseman’s brother and the husband of Georgia S. Hulseman, and who is the Vice Chairman of the Company, received salary and benefits of $273,600 and $276,382 for the thirteen weeks ended July 2, 2006 and July 3, 2005, respectively. He received salary and benefits of $550,000 and $552,566 for the twenty-six weeks ended July 2, 2006 and July 3, 2005, respectively. Robert L. and John F. Hulseman each hold 50.0% of the voting membership interests of SCC Holding, which owns 67.2% of the voting stock of SCIC. In addition, Robert L., Sheila M., John F., and Georgia S. Hulseman and Robert M. Korzenski (effective April 17, 2006) are directors of the Company. The Company does not pay any directors fees.

Pursuant to the Stockholders Agreement dated February 27, 2004 by and among the Company, SCIC, Vestar and other parties (see Exhibit 10.18 to the Company’s Registration Statement on Form S-4, File No. 333-116843), Vestar may designate two directors of the Company. In 2004, Daniel S. O’Connell and Norman W. Alpert were elected to the board. John R. Woodard replaced Norman W. Alpert in February 2006. Mr. O’Connell and Mr. Woodard are both employees and equity owners of Vestar. Vestar owns CPPS representing 32.7% of the voting stock of SCIC. On July 21, 2006, John R. Woodard, a director of the Company designated by Vestar Capital Partners (Vestar), resigned his position as a director of the Company. Mr. Woodard was replaced by Norman W. Alpert who previously was Vestar’s designated Director of the Company from February 2004 until February 2006.

In the first quarter of 2004, the Company and SCIC entered into a management agreement with SCC Holding providing for, among other things, the payment by SCIC of an annual advisory fee of $2.5 million. At the same time, SCIC entered into a management agreement with Vestar pursuant to which SCIC will pay Vestar an $800,000 annual advisory fee, plus reimbursement of its expenses. Pursuant to these management agreements, the Company incurred $1.7 million and $1.7 million of advisory fees to SCIC for the twenty-six weeks ended July 2, 2006 and July 3, 2005, respectively.

(15) SEGMENTS

The Company manages and evaluates its operations in four reportable segments: North America, Europe, Asia-Pacific and Other. All of these segments produce a broad array of disposable food service products, which are available in paper, plastic and foam. The operating segments are managed separately based on the products and requirements of the different markets. North America includes all U.S. entities, Canada, Mexico, Corporate and Puerto Rico; Europe includes all U.K. entities; Asia-Pacific includes all Japanese entities and Australia; and Other includes Panama.

The accounting policies of the operating segments are the same as those described in Note 2 to the consolidated financial statements in the Company’s Form 10-K/A for the fiscal year ended January 1, 2006. Segment operating results are measured based on operating income (loss). Intersegment net sales are accounted for on an arm’s length pricing basis.

No individual customer accounted for greater than 10% of consolidated net sales in fiscal years 2005 or 2004. It is not practical for the Company to report revenues from external customers for each product and service or each group of similar products.

(15) SEGMENTS (Continued)

(in thousands)	North America	Europe	Asia- Pacific	Other	Total Segments	Eliminations	Total
Thirteen weeks ended July 2, 2006
Net sales to external customers	$628,289	$23,540	$21,949	$2,877	$676,655	$(6,358)	$670,297
Intersegment net sales	6,325	—	33	—	6,358	(6,358)	—
Operating (loss) income	(213,581)	1,039	1,041	84	(211,417)	78	(211,339)
Depreciation and amortization	24,017	859	1,067	153	26,096	—	26,096
Capital expenditures	15,161	539	169	179	16,048	—	16,048

Twenty-six weeks ended July 2, 2006
Net sales to external customers	$1,156,519	$42,815	$42,631	$5,993	$1,247,958	$(10,425)	$1,237,533
Intersegment net sales	10,364	—	61	—	10,425	(10,425)	—
Operating (loss) income	(226,546)	1,030	(156)	364	(225,308)	(151)	(225,459)
Depreciation and amortization	48,810	1,683	2,134	311	52,938	—	52,938
Capital expenditures	28,230	684	424	226	29,564	—	29,564

At July 2, 2006
Total assets	$1,528,104	$66,547	$60,276	$9,209	$1,664,136	$(44,866)	$1,619,270

Thirteen weeks ended July 3, 2005
(As restated)
Net sales to external customers	$600,809	$21,897	$27,315	$3,025	$653,046	$(6,107)	$646,939
Intersegment net sales	5,875	—	—	232	6,107	(6,107)	—
Operating income (loss)	12,423	1,148	2,245	115	15,931	(26)	15,905
Depreciation and amortization	24,818	942	1,345	174	27,279	—	27,279
Capital expenditures	14,889	193	2,064	19	17,165	—	17,165

Twenty-six weeks ended July 3, 2005
(As restated)
Net sales to external customers	$1,108,015	$41,819	$50,074	$5,850	$1,205,758	$(11,719)	$1,194,039
Intersegment net sales	11,173	—	—	546	11,719	(11,719)	—
Operating (loss) income	(3,598)	2,039	1,305	355	101	20	121
Depreciation and amortization	49,217	1,889	2,652	333	54,091	—	54,091
Capital expenditures	29,639	579	2,995	235	33,448	—	33,448

At January 1, 2006
Total assets	$1,737,411	$81,072	$61,980	$8,925	$1,889,388	$(44,715)	$1,844,673

(Continued)

(15) SEGMENTS (Continued)

(in thousands)	Thirteen weeks ended July 2, 2006	Twenty-six weeks ended July 2, 2006
Revenues:
Total segments	$676,655	$1,247,958
Eliminations of intersegment net sales	(6,358)	(10,425)

Total consolidated net sales	$670,297	$1,237,533

Operating loss:
Total segments	$(211,417)	$(225,308)
Elimination of intersegment operating income (loss)	78	(151)
Interest expense, net of interest income of $40 and $138	(22,010)	(42,389)
Foreign currency exchange gain, net	2,676	3,710
Other expense, net	(376)	(503)

Total consolidated loss before income taxes and minority interest	$(231,049)	$(264,641)

(in thousands)	At July 2, 2006
Assets:
Total segments	$1,664,136
Eliminations of intersegment receivables	(44,866)

Total consolidated assets	$1,619,270

(16) SUBSEQUENT EVENTS

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

In September 2006, the Company announced that it had determined to restate certain of its previously issued consolidated financial statements and that the Company’s consolidated financial data for previous annual and interim periods contained errors and should therefore not be relied upon. See Note 1 for further discussion regarding the restatement. As a result of management’s determination to restate certain of its consolidated financial statements, the Company informed the administrative agents under its First and Second Lien Facilities that it was in default under such facilities. On October 13, 2006, the Company entered into a Waiver and Fourth Amendment to its First Lien Facility and a Waiver and First Amendment to its Second Lien Facility (collectively “Waiver”). The Waiver is effective with respect to financial covenants through January 2, 2007. The Waiver generally waives the Company’s noncompliance with the First and Second Lien Facilities for events of default resulting from the restatement for the periods restated. The Waiver also provides that if the Company does not meet the financial covenant ratios for the first fiscal quarter of 2006 (or for prior fiscal periods) to the extent resulting from the restatement or for any reason does not meet the financial covenant ratios for the second, third and fourth fiscal quarters of 2006 as set forth in the First and Second Lien Credit Facilities, it will not constitute an event of default under such facilities. By entering into the Waiver, the Company re-established its ability to borrow additional amounts (up to the maximum permitted) under the terms of its $150.0 million revolving credit facility.

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

(17) GUARANTOR NOTE

On February 27, 2004, with an effective date of February 22, 2004, the Company acquired SF Holdings. The Company partially funded this acquisition through the issuance of the 8.5% Senior Subordinated Notes. The 8.5% Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s subsidiaries. The consolidated guarantors include: Solo Delaware, Solo Management Company, P.R. Solo Cup, Inc., SF Holdings Group, Inc., Solo Cup Operating Corporation (formerly known as Sweetheart Cup Company Inc.), Lily-Canada Holding Corporation, Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited. The following financial information presents the guarantors and non-guarantors of the 8.5% Senior Subordinated Notes, in accordance with Rule 3-10 of Regulation S-X:

	Condensed Consolidated Balance Sheet July 2, 2006 (In thousands) (Unaudited)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$455	$8,024	$8,747	$—	$17,226
Cash in escrow	7,274	—	—	—	7,274
Accounts receivable:
Trade	—	217,664	42,405	—	260,069
Other	253,204	38,080	650	(264,551)	27,383
Inventories	—	372,913	26,088	(684)	398,317
Deferred income taxes	963	28,797	1,647	—	31,407
Prepaid expenses and other current assets	4,811	31,838	5,583	—	42,232

Total current assets	266,707	697,316	85,120	(265,235)	783,908

Property, plant and equipment, net	—	671,159	67,394	—	738,553
Goodwill and intangible assets, net	18,988	23,718	414	—	43,120
Other assets	87,227	12,624	4,115	(50,277)	53,689

Total assets	$372,922	$1,404,817	$157,043	$(315,512)	$1,619,270

Liabilities and Shareholder’s Equity

Current liabilities:
Accounts payable	$794	$374,916	$33,184	$(264,556)	$144,338
Accrued expenses and other current liabilities	14,169	110,352	16,437	—	140,958
Short-term debt	—	—	5,604	—	5,604
Current maturities of long-term debt	6,500	—	2,304	—	8,804

Total current liabilities	21,463	485,268	57,529	(264,556)	299,704

Long-term debt, net of current maturities	285,601	842,674	9,002	—	1,137,277
Deferred income taxes	5,468	42,700	3,897	—	52,065
Other liabilities	—	39,291	21,716	—	61,007

Total liabilities	312,532	1,409,933	92,144	(264,556)	1,550,053

Shareholder’s equity:
Common stock	—	—	2,114	(2,114)	—
Additional paid-in capital	49,050	209,120	39,168	(39,168)	258,170
Retained earnings (accumulated deficit)	7,021	(208,783)	19,436	(9,674)	(192,000)
Accumulated other comprehensive income (loss)	4,319	(5,453)	4,181	—	3,047

Total shareholder’s equity	60,390	(5,116)	64,899	(50,956)	69,217

Total liabilities and shareholder’s equity	$372,922	$1,404,817	$157,043	$(315,512)	$1,619,270

(Continued)

(17) GUARANTOR NOTE (Continued)

	Condensed Consolidated Balance Sheet January 1, 2006 (In thousands)
	Solo Delaware	Other Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$422	$6,616	$5,049	$—	$12,087
Cash in escrow	15,000	—	—	—	15,000
Accounts receivable:
Trade	—	182,995	39,288	—	222,283
Other	178,742	34,012	—	(190,765)	21,989
Inventories	—	355,864	25,996	(596)	381,264
Deferred income taxes	963	56,230	1,864	—	59,057
Other current assets	17	46,629	5,266	—	51,912

Total current assets	195,144	682,346	77,463	(191,361)	763,592

Property, plant and equipment, net	—	686,968	69,217	—	756,185
Goodwill and intangible assets	18,988	254,133	491	—	273,612
Other assets	89,972	7,630	3,960	(50,278)	51,284

Total assets	$304,104	$1,631,077	$151,131	$(241,639)	$1,844,673

Liabilities and Shareholder’s Equity

Current liabilities:
Accounts payable	$35,100	$284,667	$34,637	$(190,805)	$163,599
Accrued expenses and other current liabilities	15,736	112,819	13,521	—	142,076
Short-term debt	—	—	5,546	—	5,546
Current maturities of long-term debt	6,500	—	2,226	—	8,726

Total current liabilities	57,336	397,486	55,930	(190,805)	319,947

Long-term debt, less current maturities	176,151	842,674	10,184	—	1,029,009
Deferred income taxes	7,346	14,682	3,801	—	25,829
Other liabilities	—	62,052	22,330	—	84,382

Total liabilities	240,833	1,316,894	92,245	(190,805)	1,459,167

Shareholder’s equity:
Common stock	—	—	2,114	(2,114)	—
Additional paid-in capital	48,929	209,120	39,168	(39,168)	258,049
Retained earnings	10,702	112,176	14,193	(9,552)	127,519
Accumulated other comprehensive loss	3,640	(7,113)	3,411	—	(62)

Total shareholder’s equity	63,271	314,183	58,886	(50,834)	385,506

Total liabilities and shareholder’s equity	$304,104	$1,631,077	$151,131	$(241,639)	$1,844,673

(Continued)

(17) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Thirteen weeks ended July 2, 2006 (In thousands) (Unaudited)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$616,836	$75,856	$(22,395)	$670,297
Cost of goods sold	—	537,332	63,501	(22,524)	578,309

Gross profit	—	79,504	12,355	129	91,988

Selling, general and administrative expenses	98	68,144	5,638	(33)	73,847
Impairment of goodwill	—	228,537	—	—	228,537
Loss on sale of property, plant and equipment	—	941	2	—	943

Operating income (loss)	(98)	(218,118)	6,715	162	(211,339)

Interest expense, net	3,323	18,266	421	—	22,010
Foreign currency exchange (gain) loss, net	—	(2,986)	310	—	(2,676)
Other (income) expense, net	—	423	(47)	—	376

Income (loss) before income taxes	(3,421)	(233,821)	6,031	162	(231,049)

Income tax (benefit) provision	(1,317)	67,498	2,134	—	68,315

Net income (loss)	$(2,104)	$(301,319)	$3,897	$162	$(299,364)

	Consolidated Statement of Operations Thirteen weeks ended July 3, 2005 (In thousands) (Unaudited) (As restated)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$590,270	$73,805	$(17,136)	$646,939
Cost of goods sold	—	519,830	62,040	(17,070)	564,800

Gross profit	—	70,440	11,765	(66)	82,139

Selling, general and administrative expenses	42	61,290	4,956	(61)	66,227
Loss (gain) on sale of property, plant and equipment	—	9	(2)	—	7

Operating income (loss)	(42)	9,141	6,811	(5)	15,905

Interest expense, net	2,870	14,696	643	—	18,209
Foreign currency exchange loss (gain), net	—	2,553	(516)	—	2,037
Other (income) expense, net	—	4	(62)	—	(58)

Income (loss) before income taxes and minority interest	(2,912)	(8,112)	6,746	(5)	(4,283)

Income tax (benefit) provision		(3,677)	2,128	—	(1,549)
Minority interest	—	—	53	—	53

Net income (loss)	$(2,912)	$(4,435)	$4,565	$(5)	$(2,787)

(Continued)

(17) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Twenty-six weeks ended July 2, 2006 (In thousands) (Unaudited)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,140,536	$139,448	$(42,451)	$1,237,533
Cost of goods sold	—	1,014,913	119,087	(42,276)	1,091,724

Gross profit	—	125,623	20,361	(175)	145,809

Selling, general and administrative expenses	295	129,878	10,804	(53)	140,924
Impairment of goodwill	—	228,537	—	—	228,537
Loss on sale of property, plant and equipment	—	1,664	143	—	1,807

Operating income (loss)	(295)	(234,456)	9,414	(122)	(225,459)

Interest expense, net	5,690	35,782	917	—	42,389
Foreign currency exchange loss (gain), net	—	(3,683)	(27)	—	(3,710)
Other (income) expense, net	—	547	(44)	—	503

Income (loss) before income taxes and minority interest	(5,985)	(267,102)	8,568	(122)	(264,641)

Income tax (benefit) provision	(2,304)	53,858	3,324	—	54,878
Minority interest	—	—	—	—	—

Net income (loss)	$(3,681)	$(320,960)	$5,244	$(122)	$(319,519)

	Consolidated Statement of Operations Twenty-six weeks ended July 3, 2005 (In thousands) (Unaudited) (As restated)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,092,934	$131,351	$(30,246)	$1,194,039
Cost of goods sold	—	983,430	112,152	(29,782)	1,065,800

Gross profit	—	109,504	19,199	(464)	128,239

Selling, general and administrative expenses	73	117,062	10,675	(87)	127,723
Loss on sale of property, plant and equipment	—	392	3	—	395

Operating income (loss)	(73)	(7,950)	8,521	(377)	121

Interest expense, net	5,580	28,740	962	—	35,282
Foreign currency exchange loss (gain), net	—	3,789	(945)	—	2,844
Other (income) expense, net	—	3	(174)	—	(171)

Income (loss) before income taxes and minority interest	(5,653)	(40,482)	8,678	(377)	(37,834)

Income tax (benefit) provision	(2,141)	(15,161)	2,372		(14,930)
Minority interest	—	—	51	—	51

Net income (loss)	$(3,512)	$(25,321)	$6,255	$(377)	$(22,955)

(17) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Twenty-six weeks ended July 2, 2006 (In thousands) (Unaudited)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(113,950)	$27,160	$6,912	$(79,878)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	(28,171)	(1,393)	(29,564)
Proceeds from sale of property, plant and equipment	—	2,290	—	2,290
Decrease in cash escrow	7,726	—	—	7,726

Net cash provided by (used in) investing activities	7,726	(25,881)	(1,393)	(19,548)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facilities	32,700	—	(575)	32,125
Borrowings under the term notes	80,000	—	—	80,000
Repayments of the term notes	(3,250)	—	(852)	(4,102)
Repayments of other debt	—	—	(425)	(425)
Debt issuance costs	(3,193)	—	(22)	(3,215)

Net cash provided by (used in) financing activities	106,257	—	(1,874)	104,383

Effect of exchange rate changes on cash	—	129	53	182

NET INCREASE IN CASH AND CASH EQUIVALENTS	33	1,408	3,698	5,139

Cash and cash equivalents, beginning of period	422	6,616	5,049	12,087

Cash and cash equivalents, end of period	$455	$8,024	$8,747	$17,226

	Condensed Consolidated Statement of Cash Flows Twenty-six weeks ended July 3, 2005 (In thousands) (Unaudited) (As restated)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(80,192)	$18,466	$11,490	$(50,236)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	—	(28,262)	(5,186)	(33,448)
Proceeds from sale of property, plant and equipment	—	6,122	6	6,128

Net cash used in investing activities	—	(22,140)	(5,180)	(27,320)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under revolving credit facilities	88,300	(27)	(502)	87,771
Contribution of capital from parent	100	—	—	100
Return of capital to parent	(1,267)	—	—	(1,267)
Repayments of the term notes	(3,250)	6	(1,175)	(4,419)
Net repayments of other debt	—	—	(850)	(850)
Debt issuance costs	(1,098)	—	(2)	(1,100)
Decrease in restricted cash	—	1,905	—	1,905

Net cash provided by (used in) financing activities	82,785	1,884	(2,529)	82,140

Effect of exchange rate changes on cash	—	(83)	(134)	(217)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,593	(1,873)	3,647	4,367

Cash and cash equivalents, beginning of period	1,513	8,028	6,314	15,855

Cash and cash equivalents, end of period	$4,106	$6,155	$9,961	$20,222

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report, as well as consolidated financial statements and notes thereto and related management discussion and analysis of financial condition and results of operations included in our Form 10-K/A for the fiscal year ended January 1, 2006 and Form 10-Q/A for the thirteen weeks ended April 2, 2006, which are being filed concurrently with this Form 10-Q.

Restatement of Previously Issued Consolidated Financial Statements

On September 19, 2006, we filed a Current Report on Form 8-K with the SEC in which we announced that we would be restating certain consolidated financial statements as a result of the findings of an accounting review undertaken when new management was appointed by the Board of Directors in the second and third quarters of 2006. Since that time, we have completed our accounting review and determined that certain of the errors resulted from deficiencies in our internal control over financial reporting. See Item 4. Controls and Procedures. We have not filed a Form 10-Q/A for the thirteen weeks ended July 3, 2005 and the consolidated financial statements and related financial information contained in that report should no longer be relied upon.

Background on the Restatement - The errors identified in our previously issued consolidated financial statements are described below. For more information on the impact of these errors, see Note 1 to consolidated financial statement included in this Form 10-Q. See Item 4. Controls and Procedures.

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

Thirteen Weeks Ended July 2, 2006 Compared to the Thirteen Weeks Ended July 3, 2005

(in thousands)	Thirteen weeks ended July 2, 2006	Thirteen weeks ended July 3, 2005	Favorable (Unfavorable)
			$	%
		(As restated)
Net sales	$670,297	$646,939	$23,358	3.6%
Cost of goods sold	578,309	564,800	(13,509)	(2.4)

Gross profit	91,988	82,139	9,849	12.0

Selling, general and administrative expenses	73,847	66,227	(7,620)	(11.5)
Impairment of goodwill	228,537	—	(228,537)	*
Loss on sale of property, plant and equipment	943	7	(936)	*

Operating (loss) income	(211,339)	15,905	(227,244)	*

Interest expense, net	22,010	18,209	(3,801)	(20.9)
Foreign currency exchange (gain) loss, net	(2,676)	2,037	4,713	*
Other expense (income), net	376	(58)	(434)	*

Loss before income taxes and minority interest	(231,049)	(4,283)	(226,766)	*

Income tax provision (benefit)	68,315	(1,549)	(69,864)	*
Minority interest	—	53	53	*

Net loss	$(299,364)	$(2,787)	$(296,577)	*

*	Not meaningful

Net sales increased $23.4 million, or 3.6%, for the thirteen weeks ended July 2, 2006 compared to the prior year period. The increase in net sales reflected a 6.5% increase in average realized sales price partially offset by a 2.9% decrease in sales volume compared to the thirteen weeks ended July 3, 2005. The increase in average realized sales price reflects price increases implemented during the second half of 2005 and the first half of 2006 in response to higher raw material costs. The volume decrease primarily reflects pricing pressure in the marketplace and, to a lesser extent, our decision to eliminate certain less profitable business.

Cost of goods sold increased $13.5 million, or 2.4%, for the thirteen weeks ended July 2, 2006 compared to the prior year period. The increase in cost of goods sold for the thirteen weeks ended July 2, 2006 included an additional $9.8 million reserve for spare parts and inventory obsolescence due to changes in estimation methodology related to the valuation of these assets. These increases in cost of goods sold were offset by $22.1 million of curtailment gains related to negotiated changes in postretirement benefits for certain active employees. The remaining increase in cost of goods sold was a result of increases in raw material and transportation costs. We continue to experience fluctuations in raw material prices.

For the thirteen weeks ended July 2, 2006, gross profit increased $9.8 million compared to the prior year period. As a percentage of net sales, gross profit was 13.7% in the second quarter of 2006 versus 12.7% in the second quarter of 2005. Excluding the additional $9.8 million reserve for spare parts and inventory obsolescence and $22.1 million in curtailment gains related to postretirement benefits, the gross profit percentage would have been 11.9% for the thirteen weeks ended July 2, 2006.

Selling, general and administrative expenses increased $7.6 million for the thirteen weeks ended July 2, 2006 compared to the thirteen weeks ended July 3, 2005. The increase was primarily driven by severance related to our reduction-in-force announced in April 2006 as well as the departure of certain senior executives. As a percentage of net sales, selling, general and administrative expenses were 11.0% in the second quarter of 2006 versus 10.2% in the second quarter of 2005.

Impairment of goodwill for the thirteen weeks ended July 2, 2006 was $228.5 million. See “Critical Accounting Estimates” below.

For the thirteen weeks ended July 2, 2006, interest expense, net, increased $3.8 million compared to the prior year period. This increase is primarily attributable to amounts outstanding under our Second Lien Facility entered into in March 2006 and higher outstanding balances under our domestic revolving credit facility. To a lesser extent, the increase is due to higher interest rates compared to the prior year period.

For the thirteen weeks ended July 2, 2006, foreign currency exchange (gain) loss, net, was a gain of $2.7 million compared to a loss of $2.0 million for the thirteen weeks ended July 3, 2005. This change is primarily attributed to currency fluctuations in the United Kingdom pound sterling denominated inter-company debt.

For the thirteen weeks ended July 2, 2006, the income tax provision of $68.3 million included a $105.0 million income tax charge to establish a valuation allowance for certain deferred tax assets partially offset by the tax benefit generated from domestic operations.

During the thirteen weeks ended July 2, 2006, we prepared an updated analysis of the recoverability of our deferred tax assets considering recent developments in our operations and financial condition, including, among other things, our continued net losses, and the impact of raw material and petroleum cost increases on our cost of goods sold. As a result of these events, and considering the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, our management concluded that it is more likely than not we will not fully realize the benefits of its existing deductible differences. Accordingly, we recorded an additional provision for income taxes during the second fiscal quarter of 2006 to increase the valuation allowance for our deferred tax assets by $105.0 million.

Twenty-Six Weeks Ended July 2, 2006 Compared to the Twenty-Six Weeks Ended July 3, 2005

(in thousands)	Twenty-six weeks ended July 2, 2006	Twenty-six weeks ended July 3, 2005	Favorable (Unfavorable)
			$	%
		(As restated)
Net sales	$1,237,533	$1,194,039	$43,494	3.6%
Cost of goods sold	1,091,724	1,065,800	(25,924)	(2.4)

Gross profit	145,809	128,239	17,570	13.7

Selling, general and administrative expenses	140,924	127,723	(13,201)	(10.3)

Impairment of goodwill	228,537	—	(228,537)	*
Loss on sale of property, plant and equipment	1,807	395	(1,412)	*

Operating (loss) income	(225,459)	121	(225,580)	*

Interest expense, net	42,389	35,282	(7,107)	(20.1)
Foreign currency exchange (gain) loss, net	(3,710)	2,844	6,554	*
Other expense (income), net	503	(171)	(674)	*

Loss before income taxes and minority interest	(264,641)	(37,834)	(226,807)	*

Income tax provision (benefit)	54,878	(14,930)	(69,808)	*
Minority interest	—	51	51	*

Net loss	$(319,519)	$(22,955)	$(296,564)	*

*	Not meaningful

Net sales increased $43.5 million, or 3.6%, for the twenty-six weeks ended July 2, 2006 compared to the prior year period. The increase in net sales reflected a 4.9% increase in average realized sales price partially offset by a 1.3% decrease in sales volume compared to the twenty-six weeks ended July 3, 2005. The increase in average realized sales price reflects price increases implemented during the second half of 2005 and the first half of 2006 in response to higher raw material costs. The volume decrease primarily reflects pricing pressure in the marketplace and, to a lesser extent, our decision to eliminate certain less profitable business.

Cost of goods sold increased $25.9 million, or 2.4%, for the twenty-six weeks ended July 2, 2006 compared to the prior year period. The increase in cost of goods sold for the twenty-six weeks ended July 2, 2006 included an additional $9.8 million reserve for spare parts and inventory obsolescence. These increases in cost of goods sold were offset by $22.1 million of curtailment gains related to negotiated changes in postretirement benefits for certain active employees. The remaining increase in cost of goods sold was a result of increases in raw material and transportation costs.

For the twenty-six weeks ended July 2, 2006, gross profit increased $17.6 million compared to the prior year period. As a percentage of net sales, gross profit was 11.8% for the twenty-six weeks ended July 2, 2006 versus 10.7% for the twenty-six weeks ended July 3, 2005. Excluding the additional $9.8 million reserve for obsolescence and $22.1 million in curtailment gains, the gross profit percentage would have been 10.8% for the twenty-six weeks ended July 2, 2006.

Selling, general and administrative expenses increased $13.2 million for the twenty-six weeks ended July 2, 2006 compared to the twenty-six weeks ended July 3, 2005. The increase was primarily driven by (i) severance related to our reduction-in-force announced in April 2006 as well as the departure of certain senior executives, and (ii) increased costs associated with the expansion and upgrade of our order management system. As a percentage of net sales, selling, general and administrative expenses were 11.4% for the twenty-six weeks ended July 2, 2006 versus 10.7% for the twenty-six weeks ended July 3, 2005

Impairment of goodwill for the twenty-six weeks ended July 2, 2006 was $228.5 million. See “Critical Accounting Estimates” below.

For the twenty-six weeks ended July 2, 2006, interest expense, net, increased $7.1 million compared to the prior year period. This increase is primarily attributable to amounts outstanding under our Second Lien Facility entered into in March 2006 and higher outstanding balances under our domestic revolving credit facility. To a lesser extent, the increase is due to higher interest rates compared to the prior year period.

For the twenty-six weeks ended July 2, 2006, foreign currency exchange (gain) loss, net, was a gain of $3.7 million compared to a loss of $2.8 million for the twenty-six weeks ended July 3, 2005. This change is primarily attributed to currency fluctuations in the United Kingdom pound sterling denominated inter-company debt.

For the twenty-six weeks ended July 2, 2006, the income tax provision of $54.9 million included a $105.0 million income tax charge to establish a valuation allowance for certain deferred tax assets partially offset by the tax benefit generated from domestic operations.

During the twenty-six weeks ended July 2, 2006, we prepared an updated analysis of the recoverability of our deferred tax assets considering recent developments in our operations and financial condition, including, among other things, our continued net losses and the impact of raw material and petroleum cost increases on our cost of goods sold. As a result of these events, and considering the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, our management concluded that it is more likely than not we will not fully realize the benefits of its existing deductible differences. Accordingly, we recorded an additional provision for income taxes during the second fiscal quarter of 2006 to increase the valuation allowance for our deferred tax assets by $105.0 million.

Liquidity and Capital Resources

Historically, the Company has relied on cash flows from operations and revolving credit borrowings to finance our working capital requirements and capital expenditures.

Net cash used in operating activities during the twenty-six weeks ended July 2, 2006 was $79.9 million compared to $50.2 million during the twenty-six weeks ended July 3, 2005. Working capital increased $40.6 million to $484.2 million at July 2, 2006 from $443.6 million at January 1, 2006. The increase primarily relates to a reduction in accounts payable resulting from our efforts to take advantage of discounts offered by certain vendors and an increase in accounts receivable.

Net cash used in investing activities during the twenty-six weeks ended July 2, 2006 was $19.5 million compared to $27.3 million during the twenty-six weeks ended July 3, 2005. The decrease was primarily driven by a release of cash in escrow of $7.7 million for a working capital adjustment related to the SF Holdings Acquisition.

Capital expenditures during the twenty-six weeks ended July 2, 2006 were $29.6 million compared to $33.4 million during the twenty-six weeks ended July 3, 2005. Capital expenditures during the twenty-six weeks ended July 2, 2006 included new production equipment routine capital improvements and expansion and upgrade of our order management system.

Net cash provided by financing activities during the twenty-six weeks ended July 2, 2006 was $104.4 million compared to $82.1 million during the twenty-six weeks ended July 3, 2005. The net cash provided by financing activities during the twenty-six weeks ended July 2, 2006 primarily includes $80.0 million of borrowings under the Second Lien Facility and total net incremental borrowings of $32.1 million on our revolving credit facilities.

Short-term debt

At July 2, 2006, we had approximately 641.7 million Yen (approximately $5.6 million) of short-term borrowings with Japanese banks. These borrowings have various termination dates and have no restrictive covenants. The interest rate on these borrowings ranges between 0.71% and 1.375% per annum.

Long-term debt

The following is a summary of our long-term debt at July 2, 2006 (in thousands):

July 2, 2006
Long-term debt:
8.5% Senior Subordinated Notes	$325,000
First Lien Facility – Term Loan	635,375
First Lien Facility – Revolver	94,400
Second Lien Facility	80,000
Canadian Credit Facility – Term Loan	9,081
Canadian Credit Facility – Revolver	—
Capital lease obligations	2,225

Total long-term debt	1,146,081
Less - Current maturities of long-term debt	8,804

Long-term debt, net of current maturities	$1,137,277

The following is a summary of our committed revolving credit facilities at July 2, 2006 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Unused Capacity
First Lien Facility:
Revolving facility	$150,000	$94,400	$18,367	$37,233
Canadian Credit Facility:
Revolving facility	14,681	—	—	14,681

	$164,681	$94,400	$18,367	$51,914

(1)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.

Second Lien Facility

On March 31, 2006, the Company and SCIC entered into a second lien credit agreement (“Second Lien Facility”). The Second Lien Facility provided a secured term loan facility in the amount of $80.0 million (“Second Term Loan”). The Second Term Loan bears interest, at the option of the Company, at a rate equal to LIBOR plus 4.50% per annum; or 3.50% per annum plus the higher of (a) the Bank of America prime rate or (b) the Federal Funds rate plus  1/2 of one percentage point. The principal amount will be due upon maturity in February 2012. The proceeds of the Second Term Loan were used to reduce amounts outstanding under the Company’s domestic revolving credit facility under its First Lien Facility, described below.

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

The Second Lien Facility borrowings are secured by substantially all the assets of the Company, subject to an Intercreditor Agreement between lenders under the First Lien Facility and lenders under the Second Lien Facility. The Second Lien Facility borrowings are guaranteed by SCIC and the Company’s domestic subsidiaries and the Company may prepay the borrowings under certain conditions. Customary events of default are also included in the loan documentation including, but not limited to, cross defaults to the Company’s other material debt and certain change of control events.

As of July 2, 2006, the weighted average annual interest rate applicable to the Second Lien Facility was 9.66%.

On September 20, 2006, as a result of the restatement of our consolidated financial statements, we informed the administrative agents under our First and Second Lien Facilities that we were in default under such facilities. On October 13, 2006, we entered into a Waiver and Fourth Amendment to our First Lien Facility and a Waiver and First Amendment to our Second Lien Facility (collectively “Waiver”). The Waiver is effective with respect to financial covenant ratios through January 2, 2007. The Waiver generally waives the Company’s noncompliance with the First and Second Lien Facilities for events of default resulting from the restatement for the periods restated. The Waiver also provides that if we do not meet the financial covenant ratios for the first fiscal quarter of 2006, (or prior fiscal periods) to the extent resulting from the restatement, or for any reason does not meet the financial covenant ratios for the second, third and fourth fiscal quarters of 2006 as set forth in the First and Second Lien Credit Facilities it will not constitute an event of default under such facilities. The Waiver also provides that the interest rate paid under the term based loan in our First Lien Facility will immediately increase to LIBOR plus 3.25% (from LIBOR plus 2.50%) for its Eurodollar rate loans and to LIBOR plus 2.25% (from LIBOR plus 1.50%) for base rate loans; and the interest rate paid under the Second Lien Facility will immediately increase to LIBOR plus 6.0% (from LIBOR plus 4.5%). Interest on revolving credit loans and letters of credit also increased based upon a revised consolidated leverage pricing grid interest paid under the revolving loans and letters of credit increases to LIBOR plus 3.25% (from LIBOR plus 2.50%).

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

As of July 2, 2006, the weighted average annual interest rate applicable to Eurodollar rate loans was 7.12% and the weighted average annual interest rate applicable to base rate loans was 10.00%. During the thirteen weeks ended July 2, 2006, the weighted average annual interest rate for the First Lien Facility was 7.05%, the interest rate on the term loan facility was 6.93%, and the interest rate on the revolving credit facility was 9.72%. There was $37.2 million available under the First Lien Facility. As discussed above, beginning October 13, 2006, the Company’s interest rate paid under the term based loan in its First Lien Facility increased to LIBOR plus 3.25% (from LIBOR plus 2.50%) for its Eurodollar rate loans and to LIBOR plus 2.25% (from LIBOR plus 1.50%) for base rate loans.

All mandatory quarterly prepayments have been made to date.

A commitment fee of 0.50% on the unused portion of the credit facilities is payable on a quarterly basis.

We may make optional prepayments to either the revolver or the term loan in million dollar increments with a minimum prepayment of $10.0 million. We have not made any such optional prepayments.

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

During the thirteen weeks ended July 2, 2006, we were not required to make a mandatory annual prepayment or any prepayments based on excess cash flow, dispositions of assets or extraordinary receipts.

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

On March 31, 2006, we entered into two receive-variable, pay-fixed interest rate swaps with identical terms and a combined notional amount of $70.0 million. The swap agreements are effective March 31, 2006 through March 31, 2009. The notional amount varies throughout the term of the agreements. The combined notional amount decreases to $35.0 million on September 29, 2006, increases to $150.0 million on March 30, 2007, and decreases to $75.0 million from December 31, 2007 through maturity. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 5.15%.

In September 2006, we terminated our existing interest rate swaps which are described above and received approximately $5.1 million. The Company also entered into three interest rate cap agreements with a total notional amount of $245.0 million. Under these agreements the Company receives variable interest rate payments when the 3-month Eurodollar rate rises above 6.0%. These agreements are in effect through September 14, 2007.

Canadian Credit Facility

Borrowings under the revolving credit facility bear interest at the Canadian prime rate plus 0.50% or Canadian bankers acceptance rate plus 1.75%, at our option. Term loan borrowings bear interest at the Canadian prime rate plus 0.75% or Canadian bankers acceptance rate plus 2.00%, at our option. As of July 2, 2006, borrowings under the revolving credit facility and the term loan carried effective interest rates of 6.18% and 6.43%, respectively. As of July 2, 2006, CAD $16.4 million (approximately $14.7 million) was available under the revolving facility and the term loan balance was CAD $ 10.1 million (approximately $9.1 million).

We were in compliance with all covenants under the Canadian Credit Facility during the quarter ended July 2, 2006.

8.5% Senior Subordinated Notes

In August 2006, we announced that we would delay filing our Quarterly Report of Form 10-Q for the thirteen weeks ended July 2, 2006 as a result of an accounting review we initiated to address possible accounting matters. As a result of the delay, we received notice on August 17, 2006 from the trustee under the indenture for our 8.5% Senior Subordinated Notes due 2014 that we failed to comply with the provisions of the indenture requiring us to provide quarterly financial information for the thirteen weeks ended July 2, 2006 to the holders of the notes issued thereunder. Under the terms of the indenture, we had until October 16, 2006 to comply with this requirement. By providing the required quarterly information, we have satisfied this obligation.

Outlook

In recent periods, our net losses, adjusted for non-cash operating costs such as depreciation and amortization, have not provided sufficient cash flow to offset our working capital needs. This has resulted in an overall use of cash from operating activities. Additionally, our investing activities have been a net use of cash. This has been the result primarily of our capital expenditure programs, including the ongoing implementation of a new order management system. As a result, we increased our borrowing availability through existing or new lending agreements such as the Second Lien Facility that was originated during the first quarter of 2006. These credit facilities, however, as well as the indenture governing the notes described above, impose certain restrictions upon our operations in the form of financial covenants and other terms and conditions that could limit our access to additional funding and impair our ability to meet our obligations as they mature.

In response, we have taken, and continue to take, a number of steps to maximize our near-term liquidity to meet our expected working capital needs, fund our capital expenditure requirements and fulfill our lease and debt service obligations over the longer term. For example, as noted above, we have satisfied our obligations under the indenture governing the notes, entered into the Waiver, and commenced negotiations with our lenders regarding amendments to our current financing structure. In addition, we are evaluating additional opportunities such as sales of non-strategic assets and alternative financing strategies. We also engaged an independent consulting firm to perform a thorough diagnostic review of our supply chain/operations designed to reduce costs and improve manufacturing efficiencies.

At July 2, 2006, we have outstanding borrowings under the First and Second Lien facilities, the 8.5% Senior Subordinated Notes and foreign borrowings in Canada and Japan aggregating approximately $1,152.0 million. Waivers have been obtained though January 2, 2007 with respect to covenant violations arising as a result of our delay in filing our interim report for the thirteen weeks ended July 2, 2006 and our restatement under the First and Second Lien Facilities. Prior to that date, we must complete negotiations and close on a new amendment to the existing facilities that would, among other things, amend our covenants to achievable levels. Alternatively, we could replace the First and/or Second Lien Facilities with new borrowings. Management believes it is probable that one of those alternatives will be accomplished by January 2, 2007. Accordingly, we have classified the outstanding balance of the First and Second Lien facilities on the consolidated balance sheet based on their stated maturities.

Management believes that the implementation of these initiatives will help ensure that we are able to continue to generate positive cash flow from operations which, together with existing cash balances and borrowing capacity, will provide adequate resources to fund ongoing operating requirements.

Net Operating Loss Carryforwards

As of July 2, 2006, we had approximately $312.0 million of U.S. federal tax net operating loss carry-forwards that expire between 2016 and 2026. Approximately $103.5 million of such carry-forwards are subject to the provisions of Internal Revenue Code Section 382.

        During the thirteen weeks ended July 2, 2006, we prepared an updated analysis of the recoverability of our deferred tax assets considering recent developments in our operations and financial condition, including, among other things, our continued net losses driven by the impact of significant raw material price increases on our gross margins. Additionally, recent changes in market conditions together with a reduction in credit ratings from Moody’s and Standard and Poors has reduced some of the opportunities we previously identified to help ensure a more complete realization of our deferred tax assets. As a result of these events, and considering the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, our management concluded that it is more likely than not that we will not fully realize the benefits of its existing deductible differences. Accordingly, we recorded an additional charge for income taxes during the second quarter of 2006 to increase the valuation allowance for our deferred tax assets by $105.0 million.

The amount of the deferred tax assets considered realizable will be adjusted in future periods if estimates of future taxable income during the carryforward period are revised. Changes in the deferred tax asset valuation allowance in future periods will be included in the consolidated statement of operations.

Critical Accounting Estimates

The Company’s critical accounting estimates are described in our Form 10-K filed with the SEC on March 30, 2006. In addition to those estimates, we are adding a critical accounting estimate for goodwill impairment, which is described below.

Goodwill impairment

Due to acquisitions, goodwill has historically constituted a significant portion of our long-term assets. We perform our goodwill impairment test annually, on October 31, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. We test goodwill for impairment by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Our estimates of fair value are determined based on a discounted cash flow model using inputs from our annual long-term planning, which is based on our best estimate of future sales and operating costs, contracts with suppliers, labor agreements, and general market conditions. The annual long-range plan is also subject to review and approval by our senior management and Board of Directors. Changes in these forecasts could significantly change the amount of impairment recorded. We also makes estimates of growth assumptions and other factors.

Our forecasts of future cash flows are adjusted by an appropriate discount rate derived from the weighted average cost of capital for the Company built up through a comparable company analysis, as well as a study of the internal rate of return on our cash flows, as of the valuation date. Therefore, changes in the discount rate selected may also affect the amount of impairment recorded.

During the thirteen weeks ended July 2, 2006, the Company initiated a goodwill impairment test. This occurred as a result of (i) the Company’s continuing net losses, (ii) significant increases in raw material costs and the impact of such increases on working capital and gross margin, and (iii) changes in the executive management team. As a result of these events, the Company determined that an impairment test of its North America and Europe reporting units should be performed. The impairment test was performed as of July 2, 2006. As a result, we recorded an impairment charge of approximately $228.5 million relating to goodwill.

Forward-Looking Statements

This report contains forward-looking statements. The words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “predict,” “potential,” “project,” “could,” “will,” “should,” “may,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All statements in this report other than statements of historical fact, including statements regarding our business strategy, future operations, financial position, estimated net sales, projected costs, projected cost savings, projected synergies, prospects, plans and objectives, as well as information concerning industry trends and expected actions of third parties, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside our control that could cause actual results to differ materially from such statements.

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Form 10-K for the fiscal year ended January 1, 2006 and incorporated herein by reference and in our other filings made from time to time with the SEC. These cautionary statements are to be used as a reference in connection with any forward-looking statements. These risks and uncertainties include, but are not limited to:

•	any material weaknesses in our internal control over financial reporting that are not remedied effectively;

•	impact on our liquidity as a result of our ability to re-negotiate with our lenders to revise the financial covenant terms and conditions in our credit facilities and our ability to meet any new terms and conditions;

•	increased costs and an increased possibility of legal or regulatory proceedings as a result of our restatement of our consolidated financial statements;

•	ability to obtain additional capital and financing on commercially reasonable terms;

•	impact of our significant debt on our financial health and operating flexibility

•	the effect of general economic and competitive business conditions in the disposable food service products industry;

•	realization of cost savings, synergies or revenue enhancement that we anticipated when we acquired SF Holdings;

•	impact of competitive products and pricing;

•	interest rate fluctuations and continuing debt obligations;

•	impact on our ability to manage and grow our business if we are unable to adequately manage, integrate and implement our order management and enterprise resource planning systems;

•	further consolidation in the food service and retail industries;

•	availability of and increases in raw material costs;

•	increases in energy and other manufacturing costs;

•	fluctuations in demand for the Company’s products;

•	effect of changing federal, state, foreign and local environmental and occupational health and safety laws and regulations;

•	risks related to conducting business in multiple foreign jurisdictions, including foreign currency exchange rate fluctuations;

•	ability to improve existing products and develop new products;

•	loss of key management and personnel;

•	impact of any prolonged work stoppage;

•	loss of one or more of our principal customers;

•	ability to enforce our intellectual property and other proprietary rights;

•	diversion of management attention from other business activities in the event we pursue additional acquisition(s) or divestiture(s) in the future; and

•	potential conflicts of interest between our note holders and the stockholders of SCIC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, the Company is exposed to market risk-sensitive instruments, which consists primarily of interest rate risk associated with its variable rate debt. The First Lien Facility and the Canadian Credit Facility both include a revolving and term credit facility, which bear interest at a variable rate. The Second Lien Facility consists of a term loan facility, which also bears interest at a variable rate.

The interest rate on the First Lien Facility is either Eurodollar rate based (1, 2, 3 or 6 months) plus a margin or the bank’s base rate plus a margin, whichever the Company selects. For the term loan, the margin varies from 2.25% to 2.50% on the Eurodollar rate borrowing and from 1.25% to 1.50% on the base rate borrowings depending on the Company’s public debt ratings. At July 2, 2006, the variable rate on borrowings excluding the effect of the interest rate swaps was 7.12% and the interest rate on borrowings under the revolving credit facility was 10.00%.

The term loan under the Second Lien Facility bears interest, at the option of the Company, at a rate equal to LIBOR plus 4.50% per annum; or 3.50% per annum plus the higher of (a) the Bank of America prime rate or (b) the Federal Funds rate plus  1/2 of one percentage point. As of July 2, 2006, the interest rate on the Second Lien Facility was 9.66%.

The Canadian revolving facility bears interest at the Canadian prime rate plus 0.50% or Canadian bankers acceptance rate plus 1.75%, at the Company’s option, and the term loan bears interest at the Canadian prime rate plus 0.75% or Canadian bankers acceptance rate plus 2.00%, at the Company’s option. As of July 2, 2006, borrowings under the revolving credit facility and the term loan carried effective interest rates of 6.18% and 6.43%, respectively.

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

On March 31, 2006, we entered into two receive-variable, pay-fixed interest rate swaps with identical terms and a combined notional amount of $70.0 million. The swap agreements are effective March 31, 2006 through March 31, 2009. The notional amount varies throughout the term of the agreements. The combined notional amount decreases to $35.0 million on September 29, 2006, increases to $150.0 million on March 30, 2007, and decreases to $75.0 million on December 31, 2007 through maturity. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 5.15%. As of July 2, 2006, the combined fair values of these swap agreements was $ 0.78 million.

As of July 2, 2006, the outstanding indebtedness under the First Lien Facility was $729.8 million and $37.2 million was available under the First Lien Facility. As of July 2, 2006, the outstanding indebtedness under the Second Lien Facility was $80.0 million. As of July 2, 2006, the outstanding indebtedness under the Canadian Credit facility was CAD $10.1 million (approximately $9.1 million) and CAD $16.4 million (approximately $14.7 million) was available under the Canadian Credit Facility. Based upon the information above, the Company’s annual pre-tax income would change by approximately $5.0 million for each one-percentage point change in the interest rates applicable to the variable rate debt after giving effect to the interest rate swap agreements. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures

In April 2006, with the change in our management, an internal review of our business and operations was initiated which revealed that certain of our accounting practices and procedures may not have been as well-developed and/or as rigorously and consistently applied as they should have been. As soon as the issues were identified, an extensive review of our financial accounting and reporting was conducted in order to assess the full extent and impact of the identified accounting issues. The review included a focus on our accounting policies and practices, accounting records, and supporting documents. In August 2006, we announced a temporary delay in the filing of this report on Form 10-Q for the thirteen weeks ended July 2, 2006, and in September 2006, we announced that we would be restating certain consolidated financial statements. Our management, including our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and our interim chief financial officer have concluded that, as of July 2, 2006, our disclosure controls and procedures were not effective because of certain material weaknesses described below.

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

In assessing the effectiveness of our disclosure controls and procedures, management identified the following material weaknesses in our internal control over financial reporting as of July 2, 2006:

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

These material weaknesses resulted in management’s failure to prevent or detect errors in the Company’s consolidated financial statements. As a result, the Company has restated its financial statements for the thirteen weeks ended April 2, 2006, the fiscal years ended January 1, 2006 and December 31, 2004 and 2003, and interim periods within the fiscal years ended January 1, 2006 and December 31, 2004.

In light of the material weaknesses in our internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with GAAP. We implemented certain changes in internal control over financial reporting and will continue to implement remediation efforts, as described below under sections (b) and (c). Accordingly, we believe that the consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Item 1A. Risk Factors.

Our Form 10-K for the fiscal year ended January 1, 2006 includes “Risk Factors” under Item 1A of Part I. The following discussion is intended to update certain matters discussed therein.

We have determined that certain material weaknesses existed in our internal control over financial reporting including our disclosure controls and procedures, which, if not remedied effectively, could have an adverse effect on our business and result in further material misstatements in our consolidated financial statements in future periods.

Our failure to maintain adequate control over financial reporting processes and procedures has resulted in adjustments to our previously issued consolidated financial statements related to accounting for and reporting of the timely recognition of certain credits to customers, accounts payable and accrued expenses and the valuation of certain assets.

We previously identified possible accounting issues and initiated an accounting review that we disclosed in our current reports filed on Form 8-K and the press releases attached as Exhibit 99.1 thereto on August 16, 2006 and September 19, 2006. Since that time, we have completed the accounting review of and have determined that certain of the errors resulted from deficiencies in our disclosure controls and procedures. Our management has determined that those deficiencies resulted in material weaknesses in our internal control over financial reporting and resulted in the Company amending and restating certain of our annual and interim consolidated financial statements. See Item 4. Controls and Procedures. A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

We have taken steps to remediate the material weaknesses, and plan to take additional remedial actions during the remainder of 2006. Although we believe the actions we have already taken and our remediation plan will address the material weaknesses, we continue to evaluate our disclosure controls and procedures and our internal control over financial reporting, and may modify, enhance or supplement them in the future. Any modifications, enhancements or supplements to our control systems could be costly to prepare or implement, divert the attention of our management from operating our business, and cause our operating expenses to increase. If we fail to maintain adequate internal controls, including any failure to implement required new or improved controls, or we encounter difficulties in their implementation, our business and operating results could be harmed, additional significant deficiencies could be identified, we may fail to meet our periodic reporting obligations and/or future consolidated financial statements may contain material misstatements that could result in further restatements of our financial statements. The occurrence of any of the foregoing could harm our business, operating results and reputation and cause our investors and lenders to lose confidence in our reported information.

Our liquidity will be impacted by our ability to re-negotiate with our lenders to revise the financial covenant terms and conditions in our credit facilities and our ability to meet any new terms and conditions.

On October 13, 2006, we entered into a Waiver and Fourth Amendment to our First Lien Facility and a Waiver and First Amendment to its Second Lien Facility (collectively “Waiver”). The Waiver generally provides that if we do not meet the financial covenant ratios for the first fiscal quarter of 2006 (or for prior fiscal periods) to the extent resulting from the restatement for the periods restated, or for any reason, we do not meet the financial covenant ratios for the second, third or fourth fiscal quarters of 2006 as set forth in the First and Second Lien Credit Facilities, it will not constitute an event of default. If we are unable to agree to terms and conditions mutually agreeable or enter into new borrowings to replace our First and/or Second Lien Facilities by January 2, 2007, then the participating banks under each facility could declare an event of default and accelerate the debt under the First and Second Facility by declaring each immediately due and payable. Additionally, any acceleration under the facilities would trigger an event of default under the indenture for our 8.5% Senior Subordinated Notes due 2014 and the note holders could accelerate payment due under the notes by declaring them immediately due and payable. If debt under the First and Second Lien Facilities and the indenture governing such notes were both accelerated, the aggregate amount immediately due and payable as of October 13, 2006 would be approximately $1,132.0 million. If these debt obligations were accelerated, we would not have sufficient liquidity to repay these borrowings. Additionally, we may not be able to borrow money from other lenders to enable us to refinance the indebtedness.

We face risks related to the restatement of our consolidated financial statements that could have a material adverse impact on our operations, including increased costs and an increased possibility of legal or regulatory proceedings.

We determined that our (i) consolidated balance sheets as of April 2, 2006, January 1, 2006 and December 31, 2004; (ii) consolidated statements of operations, consolidated statements of shareholder’s equity and consolidated statements of cash flows for the thirteen weeks ended April 2, 2006, and fiscal years ended January 1, 2006 and December 31, 2004 and 2003; (iii) certain financial data for the quarterly periods ended March 31, July 3, October 2, 2005 and January 1, 2006 and March 31, June 30, September 30, 2004 and December 31, 2004; (iv) selected financial data for the years ended January 1, 2006, December 31, 2004, 2003, 2002 and 2001, should be restated. As a result of the restatement, we have become subject to additional risks and uncertainties. These include unanticipated costs for accounting and legal fees and the increased possibility of legal or regulatory proceedings against us. We may also have difficulty obtaining other financing such as letters of credit or raising equity capital. Additionally, our vendors may require us to pay cash in advance or obtain letters of credit as a condition to selling us their products and services. Any of these risks and uncertainties could have an affect on our operations and cash flow management.

Companies that restate their financial statements may face litigation claims and/or SEC proceedings following such a restatement of financial results. The defense of any such claims or proceedings may divert our management’s attention and resources and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Even if resolved in our favor, any litigation or proceedings brought against us, could cause us to incur significant legal and other expenses.

We may be limited in our ability to obtain additional capital and financing on commercially reasonable terms.

Although we believe existing cash, funds generated by operations, working capital management, asset sales and amounts available under our credit facilities collectively provide adequate resources to fund ongoing operating requirements, we may be required to seek additional financing to compete effectively in our market. Our public debt ratings affect the interest rate that is charged under our existing credit facilities. Our corporate ratings as of October 13, 2006, were B3 for Moody’s and B from Standard & Poors. Any downgrades may affect our ability to obtain additional financing and capital.

Our significant debt could adversely affect our financial health and our operating flexibility is limited in significant respects by the restrictive covenants in our credit facilities and the indenture governing our notes.

We have a significant amount of debt. As of July 2, 2006, we had total long-term debt of $1,146.1 million, of which $325.0 million consisted of our 8.5% Senior Subordinated Notes and $818.9 million consisted of borrowings under our credit facilities.

The credit facilities and the indenture governing the notes impose restrictions upon our operations that could increase our vulnerability to adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our business and industry. Our high level of debt and the restrictive covenants we operate under could also have important consequences to our note holders, including the following:

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

We also may incur substantial additional debt in the future. Although the indenture governing the notes and the terms of our credit facilities contain restrictions on our ability to incur additional debt, these restrictions are subject to a number of qualifications and exceptions, and debt incurred in compliance with these restrictions could be substantial. In addition, we may refinance all or a portion of our debt, including borrowings under our credit facilities, and incur more debt as a result. At October 13, 2006, our credit facilities permitted additional borrowing of up to $35.7 million (after giving effect to outstanding letters of credit). If we incur new debt or amend our existing debt terms and conditions which we anticipate completing by January 2, 2007, the significant risks described above would intensify. Our ability to make payments on and refinance our indebtedness will depend on our ability to generate cash flow from operations. Our ability to generate cash flow from operations is highly dependent on general, economic, competitive, legislative and regulatory factors and other factors, which are beyond our control. We may not be able to generate enough cash flow from operations to service our debt or fund our planned capital expenditures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

On July 26, 2006, SCIC and SCOC entered into an Amendment No. 1 to the Employment Agreement with each of each of Robert M. Korzenski, Hans H. Heinsen, Thomas A. Pasqualini and Jan Stern Reed (collectively, the “Initial Amendments”). The following description of the Initial Amendments, is qualified in its entirety by reference to the complete text of the Initial Amendments with Ms. Reed and each of Mssrs. Korzenski, Heinsen and Pasqualini, copies of which are filed as Exhibit 10.4, Exhibit 10.5, Exhibit 10.3, and Exhibit 10.6, respectively that are filed with this Form 10-Q.

The Initial Amendments modify the EBITDA targets in the Employment Agreements used to determine whether an employee may be eligible for a performance bonus and the amount of bonus that each employee is eligible to receive based upon the Company’s EBITDA performance.

On October 11, 2006, SCIC and SCOC entered into an Amendment No. 2 to the Employment Agreement with each of Robert M. Korzenski and Jan Stern Reed (collectively, the “Subsequent Amendments”). The following description of the Subsequent Amendments, is qualified in its entirety by reference to the complete text of the Subsequent Amendments with each of Mr. Korzenski and Ms. Reed, copies of which are filed as Exhibit 10.8 and Exhibit 10.7, respectively, to this Form 10-Q. The Subsequent Amendments extend the initial term of the Employment Agreements from April 14, 2007 (for Mr. Korzenski) and November 30, 2007 (for Ms. Reed) to April 14, 2008. Each of the Subsequent Amendments also increases the amount of severance paid to the employee upon certain terminations to two and one-half times salary.

Item 6. Exhibits.

10.1

Amendment No. 4 and Waiver, dated as of October 13, 2006, to the Credit Agreement, dated as of February 27, 2004, as amended, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein

10.2	Amendment No. 1 and Waiver, dated as of October 13, 2006 to Second Lien Credit Agreement, dated as of March 31, 2006, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, and Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Bookrunning Manager and other lending parties therein

10.3	Amendment No. 1 to Employment Agreement dated July 26, 2006, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Hans H. Heinsen

10.4	Amendment No. 1 to Employment Agreement dated July 26, 2006, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Jan Stern Reed

10.5	Amendment No. 1 to Employment Agreement dated July 26, 2006, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Robert M. Korzenski

10.6	Amendment No. 1 to Employment Agreement dated July 26, 2006, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Tom Pasqualini

10.7	Amendment No. 2 to Employment Agreement dated October 11, 2006, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Jan Stern Reed

10.8	Amendment No. 2 to Employment Agreement dated October 11, 2006, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Robert M. Korzenski

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLO CUP COMPANY

Date: October 16, 2006	By:	/s/ Eric A. Simonsen
Eric A. Simonsen
Interim Chief Financial Officer

(Principal Financial and Accounting Officer and Duly
Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF SOLO CUP COMPANY

FOR THE THIRTEEN WEEKS ENDED JULY 2, 2006

Exhibit No.	Description

10.1	Amendment No. 4 and Waiver, dated as of October 13, 2006, to the Credit Agreement, dated as of February 27, 2004, as amended, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein

10.2	Amendment No. 1 and Waiver, dated as of October 13, 2006 to Second Lien Credit Agreement, dated as of March 31, 2006, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, and Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Bookrunning Manager and other lending parties therein

10.3	Amendment No. 1 to Employment Agreement dated July 26, 2006, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Hans H. Heinsen

10.4	Amendment No. 1 to Employment Agreement dated July 26, 2006, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Jan Stern Reed

10.5	Amendment No. 1 to Employment Agreement dated July 26, 2006, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Robert M. Korzenski

10.6	Amendment No. 1 to Employment Agreement dated July 26, 2006, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Tom Pasqualini

10.7	Amendment No. 2 to Employment Agreement dated October 11, 2006, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Jan Stern Reed

10.8	Amendment No. 2 to Employment Agreement dated October 11, 2006, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Robert M. Korzenski

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.