Form 10-Q
period 2006-10-01
Solo Cup CO
filed 2006-11-15
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the thirteen weeks ended October 1, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of November 15, 2006:

Common Stock, $0.01 par value - 100 shares

Solo Cup Company

Explanatory Note – Restatement of Financial Information

On October 16, 2006, Solo Cup Company (the “Company”) filed amendments to its annual report on Form 10-K/A for the fiscal year ended January 1, 2006 and its quarterly report on Form 10-Q/A for the thirteen weeks ended April 2, 2006 to restate certain of its consolidated financial statements. At that time, the Company also filed its Form 10-Q for the thirteen weeks ended July 2, 2006, which included a restatement of its consolidated financial statements for the thirteen and twenty-six weeks ended July 3, 2005. As more fully described in Note 1 to the consolidated financial statements in this Form 10-Q, the Company identified errors in the application of certain accounting practices and procedures primarily related to the timely recognition of certain customer credits, accounts payable and accrued expenses, and the valuation of certain assets that led to the restatements.

The errors in the application of certain accounting practices and procedures referred to above also affected certain of the Company’s consolidated financial statements as of and for the periods ended October 2, 2005. Therefore, this Form 10-Q for the thirteen weeks ended October 1, 2006 includes restated consolidated statements of operations for the thirteen and thirty-nine weeks ended October 2, 2005 and cash flows for the thirty-nine weeks ended October 2, 2005. The Company will not file a Form 10-Q/A for the thirteen weeks ended October 2, 2005, and the consolidated financial statements and related financial information contained in that report should no longer be relied upon.

Accordingly, this Form 10-Q should be read in conjunction with the Company’s Form 10-K/A for the fiscal year ended January 1, 2006, its Form 10-Q/A for the thirteen weeks ended April 2, 2006, and its Form 10-Q for the thirteen weeks ended July 2, 2006.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	October 1, 2006	January 1, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,163	$12,087
Cash in escrow	1,959	15,000
Accounts receivable:
Trade, less allowance for doubtful accounts of $7,165 and $5,854	232,064	222,283
Other	22,109	21,989
Inventories	442,479	381,264
Spare parts	26,020	36,712
Deferred income taxes	32,642	59,057
Prepaid expenses	6,533	9,325
Other current assets	10,783	5,875

Total current assets	796,752	763,592

Property, plant and equipment, net	716,954	756,185
Spare parts	18,068	12,389
Goodwill	19,879	245,547
Intangible assets, net	21,218	28,065
Deferred financing fees, net	27,258	26,790
Other assets	4,840	12,105

Total assets	$1,604,969	$1,844,673

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$175,211	$163,599
Accrued payroll and related costs	52,018	58,216
Accrued customer allowances	41,242	29,289
Accrued expenses and other current liabilities	34,642	51,904
Short-term debt	2,712	5,546
Current maturities of long-term debt	15,697	8,726
Income taxes payable	1,368	2,667

Total current liabilities	322,890	319,947

Long-term debt, net of current maturities	1,127,117	1,029,009
Deferred income taxes	50,743	25,829
Pensions and other postretirement benefits	45,691	74,374
Other liabilities	12,864	10,008

Total liabilities	1,559,305	1,459,167

Shareholder’s equity:
Common stock - par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	258,233	258,049
(Accumulated deficit) retained earnings	(211,788)	127,519
Accumulated other comprehensive loss	(781)	(62)

Total shareholder’s equity	45,664	385,506

Total liabilities and shareholder’s equity	$1,604,969	$1,844,673

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Thirteen weeks ended October 1, 2006	Thirteen weeks ended October 2, 2005	Thirty-nine weeks ended October 1, 2006	Thirty-nine weeks ended October 2, 2005
		(As restated)		(As restated)
Net sales	$620,682	$620,253	$1,858,215	$1,814,292
Cost of goods sold	553,817	527,648	1,645,541	1,593,448

Gross profit	66,865	92,605	212,674	220,844

Selling, general and administrative expenses	63,987	64,860	204,911	192,583
Impairment of goodwill	—	—	228,537	—
Loss (gain) on sale of property, plant and equipment	1,325	(7,086)	3,132	(6,691)

Operating income (loss)	1,553	34,831	(223,906)	34,952

Interest expense, net of interest income of $566, $32, $704 and $220	22,964	18,283	65,353	53,565
Foreign currency exchange (gain) loss, net	(654)	(135)	(4,364)	2,709
Other income, net	(594)	(12)	(91)	(183)

(Loss) income before income taxes and minority interest	(20,163)	16,695	(284,804)	(21,139)

Income tax (benefit) provision	(375)	7,687	54,503	(7,243)
Minority interest	—	(460)	—	(409)

Net income (loss)	$(19,788)	$9,468	$(339,307)	$(13,487)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total shareholder’s equity
	Shares	Amount
Balance at January 1, 2006	100	$—	$258,049	$127,519	$(62)	$385,506
Net loss (Unaudited)	—	—	—	(339,307)	—	(339,307)
Compensation expense on CPUs (Unaudited)	—	—	184	—	—	184
Foreign currency translation adjustment (Unaudited)	—	—	—	—	1,711	1,711
Unrealized investment gain, net of tax of $118 (Unaudited)	—	—	—	—	174	174
Unrealized loss on cash flow hedges, net of tax of $425 (Unaudited)	—	—	—	—	(2,604)	(2,604)

Balance at October 1, 2006 (Unaudited)	100	$—	$258,233	$(211,788)	$(781)	$45,664

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Thirty-nine weeks ended October 1, 2006	Thirty-nine weeks ended October 2, 2005
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(339,307)	$(13,487)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	75,320	77,777
Deferred finance fee amortization	3,668	3,417
Loss (gain) on sale of property, plant and equipment	3,132	(6,691)
Goodwill impairment	228,537	—
Asset impairment	7,933	538
Postretirement plan curtailment gains	(22,067)	—
Minority interest	—	(409)
Deferred income taxes	49,023	(11,277)
Foreign currency (gain) loss	(4,364)	2,709
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable	(8,529)	(24,733)
Inventories	(59,895)	(40,353)
Prepaid expenses and other current assets	11,662	3,198
Other assets	1,514	9,872
Accounts payable	11,072	32,614
Accrued expenses and other current liabilities	(12,150)	(28,107)
Other liabilities	(4,510)	(4,196)
Other, net	268	634

Net cash (used in) provided by operating activities	(58,693)	1,506
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(45,371)	(45,148)
Proceeds from sale of property, plant and equipment	3,380	20,448
Decrease (increase) in cash in escrow	13,041	(368)

Net cash used in investing activities	(28,950)	(25,068)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	31,125	49,150
Borrowings under term notes	80,000	—
Contribution of capital from parent	—	100
Return of capital to parent	—	(1,267)
Repayments of term notes	(6,160)	(6,044)
Net (repayments) borrowings of other debt	(3,317)	1,360
Debt issuance costs	(4,131)	(968)
Increase in restricted cash	—	1,905

Net cash provided by financing activities	97,517	44,236
Effect of exchange rate changes on cash	202	(100)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,076	20,574
CASH AND CASH EQUIVALENTS, beginning of period	12,087	15,855

CASH AND CASH EQUIVALENTS, end of period	$22,163	$36,429

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$67,870	$57,209

Income taxes paid	$6,825	$6,804

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

The information included in the accompanying interim consolidated financial statements of the Company is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments and accruals), which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for these periods. Results for the interim periods are not necessarily indicative of results expected for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 1, 2006 included in its Form 10-K/A filed with the SEC on October 16, 2006.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) required management to make estimates in determining the carrying amounts of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates and judgments. Significant estimates included in the Company’s consolidated financial statements relate to the valuation of receivables, inventory, spare parts, goodwill and deferred tax assets, and accruals for customer allowances, self-insured benefit obligations and pension and postretirement benefit obligations.

Management revised its methodology for estimating the net realizable value of certain of the Company’s capitalized spare parts and inventory during the thirteen weeks ended July 2, 2006. As a result, the Company reduced the carrying value of capitalized spare parts and inventory during the second quarter of fiscal 2006. This change in accounting estimate increased cost of goods sold by approximately $9.8 million during the thirty-nine weeks ended October 1, 2006.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on previously reported net income (loss).

Restatement of Previously Issued Consolidated Financial Statements

On October 16, 2006, the Company filed amendments to its annual report on Form 10-K/A for the fiscal year ended January 1, 2006 and its quarterly report on Form 10-Q/A for the thirteen weeks ended April 2, 2006 to restate certain of its consolidated financial statements. At that time, the Company also filed its Form 10-Q for the thirteen weeks ended July 2, 2006, which included a restatement of its consolidated financial statements for the thirteen and twenty-six weeks ended July 3, 2005. The Company has determined that certain of the errors resulted from deficiencies in the Company’s internal control over financial reporting. See Item 4. Controls and Procedures.

Background on the Restatement - The errors identified in the Company’s previously issued consolidated financial statements are described below. For more information on the impact of these errors on the Company’s consolidated financial statements for prior annual and interim periods, see Notes 22 and 23 to the consolidated financial statements included in Form 10-K/A for the fiscal year ended January 1, 2006.

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

The following tables set forth the amounts previously reported in the Company’s Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 2, 2005, the effect of the restatement adjustments, and the restated amounts. The notes that follow the tables describe the restatement adjustments. The total amounts reported in the Company’s Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 2, 2005 for net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities were not impacted by the restatement.

	Consolidated Statement of Operations (In thousands)
	Thirteen weeks ended October 2, 2005	Adjustments	Thirteen weeks ended October 2, 2005
	(As reported)		(As restated)
Net sales (a)	$618,211	$2,042	$620,253
Cost of goods sold (b) (c) (d) (e) (f) (g)	527,136	512	527,648

Gross profit	91,075	1,530	92,605
Selling, general and administrative expenses (c) (g)	64,072	788	64,860
Gain on sale of property, plant and equipment	(7,086)	—	(7,086)

Operating income	34,089	742	34,831
Interest expense, net	18,283	—	18,283
Foreign currency exchange gain, net	(135)	—	(135)
Other income, net	(12)	—	(12)

Income before income taxes and minority interest	15,953	742	16,695
Income tax provision (h)	7,194	493	7,687
Minority interest	(460)	—	(460)

Net income	$9,219	$249	$9,468

	Consolidated Statement of Operations (In thousands)
	Thirty-nine weeks ended October 2, 2005	Adjustments	Thirty-nine weeks ended October 2, 2005
	(As reported)		(As restated)
Net sales (a)	$1,818,806	$(4,514)	$1,814,292
Cost of goods sold (b) (c) (d) (e) (f) (g)	1,585,186	8,262	1,593,448

Gross profit	233,620	(12,776)	220,844
Selling, general and administrative expenses (c) (g)	192,167	416	192,583
Gain on sale of property, plant and equipment (g)	(6,305)	(386)	(6,691)

Operating income	47,758	(12,806)	34,952
Interest expense, net	53,565	—	53,565
Foreign currency exchange loss, net	2,709	—	2,709
Other income, net	(183)	—	(183)

Loss before income taxes and minority interest	(8,333)	(12,806)	(21,139)
Income tax benefit (h)	(2,520)	(4,723)	(7,243)
Minority interest	(409)	—	(409)

Net loss	$(5,404)	$(8,083)	$(13,487)

Explanation of adjustments to the financial statements as reported:

(a)	Reflects adjustments principally to properly account for (i) sales incentives offered to customers; (ii) cash discounts offered to customers; and (iii) credit memoranda issued to customers.
(b)	Reflects adjustments principally to properly accrue for certain rebates received from certain vendors. These adjustments decreased cost of goods sold by $1.0 million and $4.4 million for the thirteen and thirty-nine weeks ended October 2, 2005, respectively.

(c)	Reflects adjustments principally to properly accrue for certain expenses which were previously recorded in the incorrect period. These adjustments (decreased) increased (i) cost of goods sold by ($0.7 million) and $2.6 million for the thirteen and thirty-nine weeks ended October 2, 2005, respectively; and (ii) selling, general, and administrative expenses by $0.3 million for the thirteen and thirty-nine weeks ended October 2, 2005.
(d)	Reflects adjustments principally to properly account for (i) vacation pay earned by certain employees; and (ii) a reimbursement of a deposit with an insurance provider. These adjustments increased cost of goods sold by $0.1 million and $3.4 million for the thirteen and thirty-nine weeks ended October 2, 2005, respectively.
(e)	Reflects adjustments principally to properly accrue for freight costs. These adjustments increased cost of goods sold by $0.4 million and $4.7 million for the thirteen and thirty-nine weeks ended October 2, 2005, respectively.
(f)	Reflects adjustments principally to properly value certain scrap inventory at the lower of cost or market value in accordance with the Company’s accounting policies. These adjustments increased cost of goods sold by $0.8 million and $1.2 million for the thirteen and thirty-nine weeks ended October 2, 2005, respectively.
(g)	Reflects adjustments principally to properly account for the impact of certain additional adjustments in the historical consolidated financial statements that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered material to the Company’s consolidated financial statements. These adjustments increased (decreased) net income by approximately $1.5 million and ($0.5 million) for the thirteen and thirty-nine weeks ended October 2, 2005, respectively.
(h)	Reflects adjustments principally to recognize the income tax effect of all adjustments described in (a) through (g) above at the estimated effective income tax rate for the period.

(2) ACQUISITIONS

On February 27, 2004, with an effective date of February 22, 2004, the Company consummated the purchase of 100.0% of the issued and outstanding capital stock of SF Holdings (the “SF Holdings Acquisition”). The SF Holdings Acquisition resulted in goodwill of $150.0 million that was not tax deductible and $45.0 million of acquired intangible assets with a weighted average useful life of approximately five years. The resulting goodwill was included in the Company’s North America reporting unit. The Company determined that the goodwill for this reporting unit was fully impaired at July 2, 2006. See Note 6.

(3) ASSETS HELD FOR SALE

In the third quarter of 2006, management approved a plan to sell certain assets of its Japanese subsidiary, Solo Cup Japan Co. Ltd. (“Solo Cup Japan”). These assets were classified as assets held for sale as of October 1, 2006 and are included in other current assets on the Company’s Consolidated Balance Sheet. The Company recognized an impairment loss of $5.2 million during the thirteen weeks ended October 1, 2006 to adjust the carrying value of the assets to their fair value of approximately $7.9 million. The Company executed a sale agreement related to these assets in October 2006. See Note 16.

Impairment losses on assets held for sale are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

(4) INVENTORIES

The components of inventories are as follows (in thousands):

	October 1, 2006	January 1, 2006
Finished goods	$336,881	$276,456
Work in process	18,634	15,490
Raw materials and supplies	86,964	89,318

Total inventories	$442,479	$381,264

(5) PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s major classes of property, plant and equipment are as follows (in thousands):

	October 1, 2006	January 1, 2006
Land	$46,141	$49,306
Buildings and improvements	290,351	296,903
Machinery and equipment	924,845	918,724
Construction in progress	37,642	20,810

Total property, plant and equipment	1,298,979	1,285,743
Less accumulated depreciation	(582,025)	(529,558)

Property, plant and equipment, net	$716,954	$756,185

Depreciation of property, plant and equipment was $22.5 million and $68.4 million for the thirteen and thirty-nine weeks ended October 1, 2006, respectively. Capitalized interest was $0.6 million and $1.3 million for the thirteen and thirty-nine weeks ended October 1, 2006, respectively.

Depreciation of property, plant and equipment was $23.7 million and $70.8 million for the thirteen and thirty-nine weeks ended October 2, 2005, respectively. Capitalized interest was $0.1 million and $0.2 million for the thirteen and thirty-nine weeks ended October 2, 2005, respectively.

(6) GOODWILL AND INTANGIBLE ASSETS

The following are the carrying values of goodwill by reporting unit (in thousands):

	North America	Europe	Asia – Pacific	Total
Balance at January 1, 2006	$208,428	$36,922	$197	$245,547
SF Holdings Acquisition	(77)	—	—	(77)
Translation adjustment	(89)	3,036	(1)	2,946
Impairment	(208,262)	(20,275)	—	(228,537)

Balance at October 1, 2006	$—	$19,683	$196	$19,879

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company is required to determine goodwill impairment using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.

The Company’s estimates of the fair value of its reporting units are determined based on a discounted cash flow model using inputs from its ongoing planning process. The Company also makes estimates of discount rates, growth assumptions and other factors in estimating fair value.

Goodwill of a reporting unit is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed an interim goodwill impairment test as of July 2, 2006. This occurred as a result of the Company’s continuing net losses, significant increases in raw material costs and the impact of such increases on working capital and gross margin, and changes in the executive management team. As a result of these events, the Company determined that an impairment test of the carrying value of its North America and Europe reporting units should be performed.

The Company tested its North America and Europe reporting units for goodwill impairment at July 2, 2006 and concluded that its goodwill was impaired. As a result, the Company recorded impairment charges of $228.5 million during the thirteen weeks ended July 2, 2006.

In addition to performing an impairment test of the carrying value of goodwill, the Company also tested the recoverability of its long-lived assets as of July 2, 2006. There were no impairment charges that resulted from this evaluation.

The gross carrying amount of nonamortizable intangible assets in the Asia-Pacific business segment as of October 1, 2006 and January 1, 2006 was $0.1 million. The following are the carrying values of amortizable intangible assets (in thousands):

	October 1, 2006		January 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks and trade names	$22,200	$11,485	$22,200	$8,155
Manufacturing technology	21,100	10,902	21,100	7,737
Patents, licenses and other	1,780	1,553	1,771	1,193

	$45,080	$23,940	$45,071	$17,085

Amortization expense related to intangible assets was $6.9 million during the thirty-nine weeks ended October 1, 2006 and the thirty-nine weeks ended October 2, 2005. The estimated annual amortization expense of intangibles presently owned by the Company is approximately $2.2 million for the remainder of 2006, $8.7 million for 2007, $8.7 million in 2008 and $1.5 million in 2009.

(7) INCOME TAXES

As of October 1, 2006, the Company had approximately $332.5 million of U.S. federal income tax net operating loss carryforwards that expire between 2016 and 2026 of which $103.5 million of such carryforwards are subject to the provisions of Internal Revenue Code Section 382. The Company’s deferred tax assets include federal and state net operating loss carryforwards as well as other future deductible amounts.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company reported pretax losses in both fiscal 2005 and 2004, and also reported a loss before income taxes for the thirty-nine weeks ended October 1, 2006. Based upon the level of historical pre-tax losses and projections for future taxable income over the periods in which the deferred tax assets are deductible, management concluded during the thirteen weeks ended July 2, 2006 that it was more likely than not that the Company would not fully realize the benefits of its then existing deductible differences. Accordingly, the Company recorded an income tax provision of approximately $105.0 million during the thirteen weeks ended July 2, 2006 to establish a valuation allowance for its net deferred tax assets, including federal and state net operating loss carryforwards and other deferred tax assets. Consistent with that determination, the Company recorded an income tax provision of $7.8 million during the thirteen weeks ended October 1, 2006 to increase the valuation allowance against its net deferred tax assets, primarily related to federal and state net operating loss carryforwards and other deferred tax assets that originated during the period. An additional valuation allowance of $1.2 million was established against income tax benefits recorded in the equity section of the balance sheet. The amount of the deferred tax assets considered realizable will be adjusted in future periods if estimates of future taxable income during the carryforward period are revised. Changes in the deferred tax asset valuation allowance in future periods will be included in the Company’s Consolidated Statement of Operations.

The following reconciles the expected income tax benefit calculated based on the U.S. federal statutory tax rate applied to the loss before income taxes with the Company’s actual income tax provision for the thirty-nine weeks ended October 1, 2006 (in thousands):

For the thirty-nine weeks ended October 1, 2006
Income tax benefit at U.S. statutory rate	$(99,681)
Change in valuation allowance	112,800
Nondeductible goodwill	43,335
State taxes, net of federal benefit	(5,529)
Foreign rate differential	(891)
Other	4,469

Income tax provision	$54,503

(8) DEBT

Short-term debt and long-term debt, including amounts payable within one year, are as follows (in thousands):

	October 1, 2006	January 1, 2006
Short-term debt:
Yen-denominated short-term bank borrowings	$2,712	$5,546

Long-term debt:
8.5% Senior Subordinated Notes (1)	$325,000	$325,000
First Lien Facility – Term Loan (1)	633,750	638,625
First Lien Facility – Revolver (1)	93,400	61,700
Second Lien Facility (1)	80,000	—
Canadian Credit Facility – Term Loan (1)	8,647	9,514
Canadian Credit Facility – Revolver (1)	—	449
Capital lease obligations	2,017	2,447

Total long-term debt	1,142,814	1,037,735
Less - Current maturities of long-term debt	15,697	8,726

Long-term debt, net of current maturities	$1,127,117	$1,029,009

(1)	See Note 16 with regard to related subsequent events.

Second Lien Facility

On March 31, 2006, the Company and SCIC entered into a second lien credit agreement (“Second Lien Facility”). The Second Lien Facility provides a secured term loan facility in the amount of $80.0 million (“Second Term Loan”). The Second Term Loan bears interest, at the option of the Company, at a rate equal to London Inter-Bank Offer Rate (“LIBOR”) plus 4.50% per annum; or 3.50% per annum plus the higher of (a) the Bank of America prime rate or (b) the Federal Funds rate plus  1/2 of one percentage point. The principal amount will be due upon maturity in February 2012. The proceeds of the Second Term Loan were used to reduce amounts outstanding under the Company’s domestic revolving credit facility under its First Lien Facility, described below. As of October 1, 2006, the weighted average interest rate on the Second Lien Facility was 9.66%. See Note 16.

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

As of October 1, 2006, the weighted average annual interest rate applicable to Eurodollar rate loans was 8.82% and the weighted average annual interest rate applicable to base rate loans was 10.00%. During the thirteen weeks ended October 1, 2006, the weighted average annual interest rate for the First Lien Facility was 7.42%, the interest rate on the term loan facility was 7.10%, and the interest rate on the revolving credit facility was 10.01%. As of October 1, 2006, $35.7 million was available under the First Lien Facility.

In August 2006, as a result of the delay in filing the Company’s Form 10-Q for the thirteen weeks ended July 2, 2006, the Company obtained a waiver under its First Lien Facility and Second Lien Facility to allow additional time to file such report by October 16, 2006. In September 2006, the Company announced that it had determined to restate certain of its previously issued consolidated financial statements and that the Company’s consolidated financial data for previous annual and interim periods contained errors and should therefore not be relied upon. See Note 1 for further discussion regarding the restatement. As a result of management’s determination to restate certain of its consolidated financial statements, the Company informed the administrative agents under its

First and Second Lien Facilities that it was in default under such facilities. On October 13, 2006, the Company entered into a Waiver and Fourth Amendment to its First Lien Facility and a Waiver and First Amendment to its Second Lien Facility (collectively “Waiver”). The Waiver is effective with respect to financial covenants through January 2, 2007. The Waiver generally waives the Company’s noncompliance with the First and Second Lien Facilities for events of default resulting from the restatement for the periods restated. The Waiver also provides that if the Company does not meet the financial covenant ratios for the first fiscal quarter of 2006 (or for prior fiscal periods) to the extent resulting from the restatement or for any reason does not meet the financial covenant ratios for the second, third and fourth fiscal quarters of 2006 as set forth in the First and Second Lien Credit Facilities, it will not constitute an event of default under such facilities. By entering into the Waiver, the Company re-established its ability to borrow additional amounts (up to the maximum permitted) under the terms of its $150.0 million revolving credit facility. See Note 16.

8.5% Senior Subordinated Notes

On August 17, 2006, the Company received notice from the trustee under the indenture for its 8.5% Senior Subordinated Notes due 2014 that it failed to comply with the provisions of the indenture requiring the Company to provide quarterly financial information for the second fiscal quarter of 2006 to the holders of the notes issued thereunder. Under the terms of the indenture, the Company had until October 16, 2006 to comply with this requirement. By timely providing the required quarterly information on October 16, 2006, the Company has satisfied this obligation. See Note 16.

Canadian Credit Facility

Borrowings under the revolving credit facility bear interest at the Canadian prime rate plus 0.50% or the Canadian bankers acceptance rate plus 1.75%, at the Company’s option. Term loan borrowings bear interest at the Canadian prime rate plus 0.75% or the Canadian bankers acceptance rate plus 2.00%, at the Company’s option. As of October 1, 2006, borrowings under the revolving credit facility and the term loan carried effective interest rates of 6.08% and 6.33%, respectively. As of October 1, 2006, CAD $14.8 million (approximately $13.3 million) was available under the Canadian revolving credit facility. See Note 16.

(9) LEASES

The Company leases certain transportation vehicles, warehouse and office facilities, and machinery and equipment under both cancelable and non-cancelable operating leases, most of which expire within eighteen years and may be renewed by the Company. The full amount of lease rental payments is charged to expense using the straight-line method over the term of the lease. Future minimum rental commitments under non-cancelable operating leases in effect at October 1, 2006 are as follows (in thousands):

Remainder of 2006	$9,289
2007	28,807
2008	26,888
2009	25,493
2010	24,029
Thereafter	223,336

Total minimum lease payments	$337,842

(10) DERIVATIVES AND HEDGING ACTIVITIES

The First Lien Facility requires the Company to fix the interest rate for a portion of the borrowings. Accordingly, on March 10, 2004, to limit the variability of a portion of the interest payments under the First Lien Facility, the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $180.0 million. Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments; thereby fixing the rate on a portion of the outstanding debt. The variable rate of interest received is the 3-month LIBOR. The fixed rate of interest paid was 2.375% to 2.376%.

In June 2005, the Company entered into a forward-starting receive-variable, pay-fixed interest rate swap with a notional amount of $50.0 million. The variable rate of interest received is the 3-month LIBOR. The fixed rate of interest paid was 4.25%.

In March 2006, the Company entered into two receive-variable, pay-fixed interest rate swaps with identical terms and a combined notional amount of $70.0 million. The notional amount varies throughout the term of the agreements. The variable rate of interest received is the 3-month LIBOR. The fixed rate of interest paid was 5.15%.

In September 2006, the Company terminated the interest rate swap agreements described above. Through the termination date, these interest rate swap agreements were accounted for as cash flow hedges and their fair values were included in other current assets and other assets in the Company’s Consolidated Balance Sheets. The combined fair values of these swap agreements was $5.9 million as of January 1, 2006. A deferred gain of $3.9 million on the qualified hedged transaction is included in accumulated other comprehensive income, net of income taxes, as of October 1, 2006, and will be amortized into interest expense over the remaining term of the hedged debt.

In September 2006, the Company entered into three interest rate cap agreements with a total notional amount of $245.0 million. Under these agreements the Company receives variable interest rate payments when the 3-month LIBOR rises above 6.0%. These agreements are in effect through September 14, 2007.

(11) PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Net periodic benefit cost (income) for the Company’s pension and other postretirement benefit plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Thirteen weeks ended October 1, 2006	Thirteen weeks ended October 2, 2005	Thirteen weeks ended October 1, 2006	Thirteen weeks ended October 2, 2005
Service cost	$539	$451	$131	$206
Interest cost	1,636	1,502	446	536
Expected return on plan assets	(1,785)	(1,461)	—	—
Amortization of prior service cost	—	22	(585)	(1,031)
Amortization of net loss	17	—	(47)	227

Net periodic benefit cost (income)	$407	$514	$(55)	$(62)

	Pension Benefits		Other Postretirement Benefits
	Thirty-nine weeks ended October 1, 2006	Thirty-nine weeks ended October 2, 2005	Thirty-nine weeks ended October 1, 2006	Thirty-nine weeks ended October 2, 2005
Service cost	$1,612	$1,315	$496	$617
Interest cost	4,901	4,442	1,397	1,603
Expected return on plan assets	(5,346)	(4,320)	—	—
Amortization of prior service cost	—	66	(2,649)	(3,095)
Amortization of net loss	52	—	367	680

	1,219	1,503	(389)	(195)

Curtailment gains	—	—	(22,067)	—

Net periodic benefit cost (income)	$1,219	$1,503	$(22,456)	$(195)

Through October 1, 2006, $10.4 million of contributions had been made to the Company’s pension and other postretirement benefit plans in 2006. The Company presently anticipates contributing an additional $3.9 million to fund its pension and other postretirement benefit plans in 2006 for a total of $14.3 million.

During the thirty-nine weeks ended October 1, 2006, the Company recognized $22.1 million in curtailment gains as a result of a significant reduction in postretirement benefits for certain active plan participants. Curtailment gains are included in cost of goods sold in the Company’s Consolidated Statements of Operations.

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following (in thousands):

	Thirteen weeks ended October 1, 2006	Thirteen weeks ended October 2, 2005	Thirty-nine weeks ended October 1, 2006	Thirty-nine weeks ended October 2, 2005
		(As restated)		(As restated)
Net income (loss)	$(19,788)	$9,468	$(339,307)	$(13,487)
Foreign currency translation adjustment	(572)	1,024	1,711	(4,827)
Unrealized investment gain, net of income taxes	26	135	174	259
Unrealized (loss) gain on cash flow hedges, net of income taxes	(3,282)	766	(2,604)	1,109

Comprehensive (loss) income	$(23,616)	$11,393	$(340,026)	$(16,946)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	October 1, 2006	January 1, 2006
Foreign currency translation adjustments	$6,197	$4,486
Minimum pension liability adjustments, net of income taxes	(8,867)	(8,867)
Unrealized investment gain, net of income taxes	852	678
Unrealized gain on cash flow hedges, net of income taxes	1,037	3,641

Accumulated other comprehensive loss	$(781)	$(62)

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

As of October 1, 2006, 127,946 time-based options were exercisable and none of the performance-based options were exercisable. No options have been exercised to date. The performance-based options are accounted for as variable options. In accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), no compensation expense has been recorded related to these awards since the grant dates because the performance goals have not been met and the value of the underlying common stock has not increased.

The following shows stock option activity from December 31, 2004 through October 1, 2006:

	Shares under option Time-based	Shares under option Performance-based	Total shares under option
December 31, 2004	749,558	499,699	1,249,257
Granted with exercise price less than or equal to the grant date fair value	94,240	62,820	157,060
Forfeited	(48,931)	(32,620)	(81,551)

January 1, 2006	794,867	529,899	1,324,766
Forfeited	(501,282)	(334,176)	(835,458)

October 1, 2006	293,585	195,723	489,308

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25. The Company adopted SFAS 123R on January 2, 2006 under the “prospective” method. Under the provisions of SFAS 123, the Company calculated its pro forma disclosure using the minimum value method, which excludes any effect of volatility on value; therefore, the prospective method of adopting SFAS 123R is required. Under the “prospective” method, compensation cost is recognized in the consolidated financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted, modified, repurchased or cancelled after that date. Since the adoption of SFAS 123R, the Company has not granted, modified, repurchased or cancelled any options; therefore, no expense was recognized for stock options in the Company’s Consolidated Statement of Operations during the thirty-nine weeks ended October 1, 2006.

(14) RELATED PARTY TRANSACTIONS

Robert L. Hulseman, who is John F. Hulseman’s brother and the husband of Sheila M. Hulseman, and who is the Chairman of the Company, received salary and benefits of $275,000 and $276,367 for the thirteen weeks ended October 1, 2006 and October 2, 2005, respectively. He received salary and benefits of $837,862 and $841,795 for the thirty-nine weeks ended October 1, 2006 and October 2, 2005, respectively. John F. Hulseman, who is Robert L. Hulseman’s brother and the husband of Georgia S. Hulseman, and who is the Vice Chairman of the Company, received salary and benefits of $275,000 and $276,367 for the thirteen weeks ended October 1, 2006 and October 2, 2005, respectively. He received salary and benefits of $825,000 and $828,933 for the thirty-nine weeks ended October 1, 2006 and October 2, 2005, respectively. Robert L. and John F. Hulseman each hold 50.0% of the voting membership interests of SCC Holding, which owns 67.2% of the voting stock of SCIC. In addition, Robert L., Sheila M., John F., and Georgia S. Hulseman and Robert M. Korzenski are directors of the Company. The Company does not pay any directors fees.

Pursuant to the Stockholders Agreement dated February 27, 2004 by and among the Company, SCIC, Vestar Capital Partners (“Vestar”) and other parties (see exhibit 10.18 to the Company’s Registration Statement on Form S-4, File No. 333-116843), Vestar may designate two directors of the Company. In 2004, Daniel S. O’Connell and Norman W. Alpert were elected to the board. John R. Woodard replaced Norman W. Alpert in February 2006. On October 11, 2006, Mr. Woodard resigned his position as a director of the Company. Mr. Woodard was replaced by Mr. Alpert. Mr. O’Connell, Mr. Woodard and Mr. Alpert are employees and equity owners of Vestar. Vestar owns CPPS representing 32.7% of the voting stock of SCIC.

In the first quarter of 2004, the Company and SCIC entered into a management agreement with SCC Holding providing for, among other things, the payment by SCIC of an annual advisory fee of $2.5 million. Pursuant to this management agreement, the Company incurred $1.9 million of advisory fees for the thirty-nine weeks ended October 1, 2006 and October 2, 2005, respectively.

In the first quarter of 2004, SCIC also entered into a management agreement with Vestar pursuant to which SCIC will pay Vestar an $800,000 annual advisory fee, plus reimbursement of its expenses. Pursuant to this management agreement, the Company incurred $0.6 million of advisory fees for the thirty-nine weeks ended October 1, 2006 and October 2, 2005, respectively.

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

(Continued)

(15) SEGMENTS (Continued)

(in thousands)	North America	Europe	Asia- Pacific	Other	Total Segments	Elimina- tions	Total
Thirteen weeks ended October 1, 2006
Net sales from external customers	$580,425	$22,638	$20,190	$3,054	$626,307	$(5,625)	$620,682
Intersegment net sales	5,579	—	46	—	5,625	(5,625)	—
Operating income (loss)	5,648	105	(4,150)	83	1,686	(133)	1,553
Depreciation and amortization	23,954	891	1,053	152	26,050	—	26,050
Capital expenditures	15,593	90	45	79	15,807	—	15,807

Thirty-nine weeks ended October 1, 2006
Net sales from external customers	$1,736,944	$65,453	$62,821	$9,047	$1,874,265	$(16,050)	$1,858,215
Intersegment net sales	15,943	—	107	—	16,050	(16,050)	—
Operating (loss) income	(220,898)	1,135	(4,306)	447	(223,622)	(284)	(223,906)
Depreciation and amortization	72,764	2,574	3,187	463	78,988	—	78,988
Capital expenditures	43,823	774	469	305	45,371	—	45,371

At October 1, 2006
Total assets	$1,520,435	$67,021	$53,022	$9,489	$1,649,967	$(44,998)	$1,604,969

Thirteen weeks ended October 2, 2005
(As restated)
Net sales from external customers	$579,204	$20,607	$25,173	$2,949	$627,933	$(7,680)	$620,253
Intersegment net sales	7,646	—	—	34	7,680	(7,680)	—
Operating income (loss)	34,005	1,111	(272)	134	34,978	(147)	34,831
Depreciation and amortization	24,757	861	1,316	169	27,103	—	27,103
Capital expenditures	10,530	213	831	126	11,700	—	11,700

Thirty-nine weeks ended October 2, 2005
(As restated)
Net sales from external customers	$1,687,219	$62,426	$75,247	$8,799	$1,833,691	$(19,399)	$1,814,292
Intersegment net sales	18,819	—	—	580	19,399	(19,399)	—
Operating income	30,408	3,150	1,033	489	35,080	(128)	34,952
Depreciation and amortization	73,975	2,750	3,968	501	81,194	—	81,194
Capital expenditures	40,169	792	3,826	361	45,148	—	45,148

At January 1, 2006
Total assets	$1,737,411	$81,072	$61,980	$8,925	$1,889,388	$(44,715)	$1,844,673

(Continued)

(15) SEGMENTS (Continued)

(in thousands)	Thirteen weeks ended October 1, 2006	Thirty-nine weeks ended October 1, 2006
Revenues:
Total segments	$626,307	$1,874,265
Eliminations of intersegment net sales	(5,625)	(16,050)

Total consolidated net sales	$620,682	$1,858,215

Operating income (loss):
Total segments	$1,686	$(223,622)
Elimination of intersegment operating income (loss)	(133)	(284)
Interest expense, net of interest income of $566 and $704	(22,964)	(65,353)
Foreign currency exchange gain, net	654	4,364
Other income, net	594	91

Total consolidated loss before income taxes	$(20,163)	$(284,804)

(in thousands)	At October 1, 2006
Assets:
Total segments	$1,649,967
Eliminations of intersegment receivables	(44,998)

Total consolidated assets	$1,604,969

(16) SUBSEQUENT EVENTS

On August 17, 2006, the Company received notice from the trustee under the indenture for its 8.5% Senior Subordinated Notes due 2014 (the “Notes”) that it failed to comply with the provisions of the indenture requiring the Company to provide quarterly financial information for the second fiscal quarter of 2006 to the holders of the notes issued thereunder. Under the terms of the indenture, the Company had until October 16, 2006 to comply with this requirement. By providing the required quarterly information on October 16, 2006, the Company has satisfied this obligation.

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

In recent periods, the Company’s net losses, adjusted for non-cash operating costs such as depreciation and amortization, have not provided sufficient cash flow to offset the Company’s working capital needs. This has resulted in an overall use of cash from operating activities. Additionally, investing activities have been a net use of cash. This primarily has been the result of the Company’s capital expenditure programs, including the ongoing implementation of a new order management system. As a result, the Company increased its borrowing availability through existing or new lending agreements such as the Second Lien Facility that was originated during the first quarter of 2006. These credit facilities, however, as well as the indenture governing the Notes described above, impose certain restrictions upon the Company’s operations in the form of financial covenants and other terms and conditions that could limit the Company’s access to additional funding and impair its ability to meet its obligations as they mature.

However, the Company has taken, and continues to take, a number of steps to maximize its near-term liquidity to meet its expected working capital needs, fund its capital expenditure requirements and fulfill its lease and debt service obligations over the longer term. For example, the Company has cured the default under the indenture governing the Notes, entered into the Waiver, and commenced negotiations with its lenders regarding amendments to its current financing structure. In addition, the Company is evaluating additional opportunities such as sales of non-strategic assets and alternative financing strategies. Together with an independent consulting firm, the Company is performing a thorough diagnostic review of its (i) supply chain/operations to reduce costs and improve manufacturing efficiencies; (ii) selling, general and administrative resources and expenses to ensure optimal alignment; and (iii) product and customer profitability, pricing strategies and sales force effectiveness to achieve commercial optimization.

At October 1, 2006, the Company’s outstanding borrowings under the First and Second Lien Facilities, the 8.5% Senior Subordinated Notes and foreign borrowings in Canada and Japan in the aggregate is approximately $1,143.5 million. Waivers have been obtained though January 2, 2007 with respect to covenant violations that occurred in August and September 2006 under the First and Second Lien facilities. Prior to that date, the Company must complete negotiations and close on a new amendment to the existing facilities that would, among other things, amend the covenants to achievable levels. Alternatively, the Company could replace the First and/or Second Lien facilities with new borrowings. Management believes it is probable that one of those alternatives will be accomplished by January 2, 2007. Accordingly, it has classified the outstanding balance of the First and Second Lien Facilities on its consolidated balance sheets based on their stated maturities.

On October 19, 2006, Solo Cup Canada Inc. (“Solo Canada”), a Canadian subsidiary of the Company, entered into an Amendment Agreement with GE Canada Finance Holding Company (“GE”) which amended certain terms of the Credit Agreement dated September 24, 2004 (“Original Agreement”). The term of the Original Agreement was extended from September 24, 2007 to September 29, 2011. The maximum amount available, subject to borrowing base limitations, remains at CAD $30.0 million, with a term facility maximum of CAD $17.5 million and a revolving credit facility maximum of CAD $12.5 million that increases to CAD $16.5 million, on a dollar for dollar basis, as the term loan’s outstanding balance is reduced. Applicable interest rates under the revolving and term loan facility were reduced at Solo Canada’s option, to the Canadian prime rate plus 0.25%, or the Canadian bankers acceptance rate plus 1.50%. Under the Original Agreement, borrowing under the revolving and term loan facility, at Solo Canada’s option, bore interest at the Canadian prime rate plus 0.50% or Canadian bankers acceptance rate plus 1.75% for the revolving facility, and the Canadian prime rate plus 0.75% or Canadian bankers acceptance rate plus 2.00% for the term loan facility. The Amendment Agreement added a new provision subject to certain restrictions, allowing Solo Canada to use the proceeds from the facilities or cash on hand to make investments in its affiliates or in businesses that are substantially similar to Solo Canada up to a maximum of CAD $10.0 million. A new covenant was also added to allow Solo Canada to make a one-time capital expenditure of CAD $6.0 million to provide for increased manufacturing capacity and the minimum fixed charge ratio was revised from 1:1 to 1.25:1 on a rolling twelve-month basis.

In October 2006, the Company’s Japanese subsidiary, Solo Cup Japan Co. Ltd. entered into an agreement to sell certain of its assets. The sale is expected to close in the fourth quarter of 2006. An impairment loss of approximately $5.2 million was recognized during the thirteen weeks ended October 1, 2006 related to these assets.

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

	Condensed Consolidated Balance Sheet October 1, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$11,965	$10,198	$—	$22,163
Cash in escrow	1,959	—	—	—	1,959
Accounts receivable:
Trade	—	194,737	37,327	—	232,064
Other	264,373	32,316	775	(275,355)	22,109
Inventories	—	416,967	26,062	(550)	442,479
Deferred income taxes	963	27,968	3,711	—	32,642
Prepaid expenses and other current assets	63	29,313	13,960	—	43,336

Total current assets	267,358	713,266	92,033	(275,905)	796,752

Property, plant and equipment, net	—	664,520	52,434	—	716,954
Goodwill and intangible assets, net	—	40,805	292	—	41,097
Other assets	84,523	11,832	4,089	(50,278)	50,166

Total assets	$351,881	$1,430,423	$148,848	$(326,183)	$1,604,969

Liabilities and Shareholder’s Equity

Current liabilities:
Accounts payable	$10,975	$407,963	$31,559	$(275,286)	$175,211
Accrued expenses and other current liabilities	9,142	107,456	12,696	(24)	129,270
Short-term debt	—	—	2,712	—	2,712
Current maturities of long-term debt	6,500	—	9,197	—	15,697

Total current liabilities	26,617	515,419	56,164	(275,310)	322,890

Long-term debt, net of current maturities	282,976	842,674	1,467	—	1,127,117
Deferred income taxes	(2,894)	49,941	3,696	—	50,743
Other liabilities	—	37,256	21,299	—	58,555

Total liabilities	306,699	1,445,290	82,626	(275,310)	1,559,305

Shareholder’s equity:
Common stock	—	—	2,114	(2,114)	—
Additional paid-in capital	49,113	209,120	39,168	(39,168)	258,233
(Accumulated deficit) retained earnings	(4,968)	(218,122)	20,893	(9,591)	(211,788)
Accumulated other comprehensive income (loss)	1,037	(5,865)	4,047	—	(781)

Total shareholder’s equity	45,182	(14,867)	66,222	(50,873)	45,664

Total liabilities and shareholder’s equity	$351,881	$1,430,423	$148,848	$(326,183)	$1,604,969

(Continued)

(17) GUARANTOR NOTE (Continued)

	Condensed Consolidated Balance Sheet January 1, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$422	$6,616	$5,049	$—	$12,087
Cash in escrow	15,000	—	—	—	15,000
Accounts receivable:
Trade	—	182,995	39,288	—	222,283
Other	178,742	34,012	—	(190,765)	21,989
Inventories	—	355,864	25,996	(596)	381,264
Deferred income taxes	963	56,230	1,864	—	59,057
Other current assets	17	46,629	5,266	—	51,912

Total current assets	195,144	682,346	77,463	(191,361)	763,592

Property, plant and equipment, net	—	686,968	69,217	—	756,185
Goodwill and intangible assets	18,988	254,133	491	—	273,612
Other assets	89,972	7,630	3,960	(50,278)	51,284

Total assets	$304,104	$1,631,077	$151,131	$(241,639)	$1,844,673

Liabilities and Shareholder’s Equity

Current liabilities:
Accounts payable	$35,100	$284,667	$34,637	$(190,805)	$163,599
Accrued expenses and other current liabilities	15,736	112,819	13,521	—	142,076
Short-term debt	—	—	5,546	—	5,546
Current maturities of long-term debt	6,500	—	2,226	—	8,726

Total current liabilities	57,336	397,486	55,930	(190,805)	319,947

Long-term debt, less current maturities	176,151	842,674	10,184	—	1,029,009
Deferred income taxes	7,346	14,682	3,801	—	25,829
Other liabilities	—	62,052	22,330	—	84,382

Total liabilities	240,833	1,316,894	92,245	(190,805)	1,459,167

Shareholder’s equity:
Common stock	—	—	2,114	(2,114)	—
Additional paid-in capital	48,929	209,120	39,168	(39,168)	258,049
Retained earnings	10,702	112,176	14,193	(9,552)	127,519
Accumulated other comprehensive income (loss)	3,640	(7,113)	3,411	—	(62)

Total shareholder’s equity	63,271	314,183	58,886	(50,834)	385,506

Total liabilities and shareholder’s equity	$304,104	$1,631,077	$151,131	$(241,639)	$1,844,673

(Continued)

(17) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Thirteen weeks ended October 1, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$571,165	$68,313	$(18,796)	$620,682
Cost of goods sold	—	515,573	57,078	(18,834)	553,817

Gross profit	—	55,592	11,235	38	66,865

Selling, general and administrative expenses	101	54,219	9,713	(46)	63,987
Loss on sale of property, plant and equipment	—	1,248	77	—	1,325

Operating (loss) income	(101)	125	1,445	84	1,553

Interest expense, net	1,263	21,320	381	—	22,964
Foreign currency exchange (gain) loss, net	—	(330)	(324)	—	(654)
Other income, net	—	(486)	(108)	—	(594)

Loss (income) before income taxes	(1,364)	(20,379)	1,496	84	(20,163)

Income tax (benefit) provision	(8,361)	8,065	(79)	—	(375)

Net income (loss)	$6,997	$(28,444)	$1,575	$84	$(19,788)

	Consolidated Statement of Operations Thirteen weeks ended October 2, 2005 (In thousands) (As restated)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$573,370	$69,066	$(22,183)	$620,253
Cost of goods sold	—	485,452	64,466	(22,270)	527,648

Gross profit	—	87,918	4,600	87	92,605

Selling, general and administrative expenses	82	60,249	4,574	(45)	64,860
(Gain) loss on sale of property, plant and equipment	—	(7,106)	20	—	(7,086)

Operating (loss) income	(82)	34,775	6	132	34,831

Interest (income) expense, net	(13,964)	31,817	430	—	18,283
Foreign currency exchange loss (gain), net	—	93	(228)	—	(135)
Other income, net	—	(8,141)	(13)	8,142	(12)

Income (loss) before income taxes and minority interest	13,882	11,006	(183)	(8,010)	16,695

Income tax provision	5,341	1,302	1,044	—	7,687
Minority interest	—	—	(460)	—	(460)

Net income	$8,541	$9,704	$(767)	$(8,010)	$9,468

(Continued)

(17) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Thirty-nine weeks ended October 1, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,711,701	$207,761	$(61,247)	$1,858,215
Cost of goods sold	—	1,530,486	176,165	(61,110)	1,645,541

Gross profit	—	181,215	31,596	(137)	212,674

Selling, general and administrative expenses	19,384	164,991	20,635	(99)	204,911
Impairment of goodwill	—	228,537	—	—	228,537
Loss on sale of property, plant and equipment	—	2,912	220	—	3,132

Operating (loss) income	(19,384)	(215,225)	10,741	(38)	(223,906)

Interest expense, net	6,952	57,102	1,299	—	65,353
Foreign currency exchange gain, net	—	(4,013)	(351)	—	(4,364)
Other expense (income), net	—	62	(153)	—	(91)

Loss (income) before income taxes and minority interest	(26,336)	(268,376)	9,946	(38)	(284,804)

Income tax (benefit) provision	(10,665)	61,922	3,246	—	54,503
Minority interest	—	—	—	—	—

Net income (loss)	$(15,671)	$(330,298)	$6,700	$(38)	$(339,307)

	Consolidated Statement of Operations Thirty-nine weeks ended October 2, 2005 (In thousands) (As restated)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,666,304	$200,417	$(52,429)	$1,814,292
Cost of goods sold	—	1,468,882	176,618	(52,052)	1,593,448

Gross profit	—	197,422	23,799	(377)	220,844

Selling, general and administrative expenses	155	177,311	15,249	(132)	192,583
(Gain) loss on sale of property, plant and equipment	—	(6,714)	23	—	(6,691)

Operating (loss) income	(155)	26,825	8,527	(245)	34,952

Interest (income) expense, net	(8,384)	60,557	1,392	—	53,565
Foreign currency exchange loss (gain), net	—	3,882	(1,173)	—	2,709
Other income, net	—	(8,138)	(187)	8,142	(183)

Income (loss) before income taxes and minority interest	8,229	(29,476)	8,495	(8,387)	(21,139)

Income tax provision (benefit)	3,200	(13,859)	3,416		(7,243)
Minority interest	—	—	(409)	—	(409)

Net income (loss)	$5,029	$(15,617)	$5,488	$(8,387)	$(13,487)

(17) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Thirty-nine weeks ended October 1, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(116,236)	$44,708	$12,835	$(58,693)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	(42,846)	(2,525)	(45,371)
Proceeds from sale of property, plant and equipment	—	3,324	56	3,380
Decrease in cash escrow	13,041	—	—	13,041

Net cash provided by (used in) investing activities	13,041	(39,522)	(2,469)	(28,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facilities	31,700	—	(575)	31,125
Borrowings under the term notes	80,000	—	—	80,000
Repayments of the term notes	(4,875)	—	(1,285)	(6,160)
Repayments of other debt	—	—	(3,317)	(3,317)
Debt issuance costs	(4,052)	—	(79)	(4,131)

Net cash provided by (used in) financing activities	102,773	—	(5,256)	97,517

Effect of exchange rate changes on cash	—	163	39	202

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(422)	5,349	5,149	10,076

Cash and cash equivalents, beginning of period	422	6,616	5,049	12,087

Cash and cash equivalents, end of period	$—	$11,965	$10,198	$22,163

	Condensed Consolidated Statement of Cash Flows Thirty-nine weeks ended October 2, 2005 (In thousands) (As restated)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(20,759)	$14,316	$7,949	$1,506

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for business acquisitions, net of cash acquired	—	—	(368)	(368)
Purchase of property, plant and equipment	—	(38,492)	(6,656)	(45,148)
Proceeds from sale of property, plant and equipment	—	20,440	8	20,448

Net cash used in investing activities	—	(18,052)	(7,016)	(25,068)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	50,100	(27)	(923)	49,150
Contribution of capital from parent	100	—	—	100
Return of capital to parent	(1,267)	—	—	(1,267)
Repayments of the term notes	(4,875)	6	(1,175)	(6,044)
Net borrowings (repayments) of other debt	—	—	1,360	1,360
Debt issuance costs	(969)	—	1	(968)
Decrease in restricted cash	—	1,905	—	1,905

Net cash provided by (used in) financing activities	43,089	1,884	(737)	44,236

Effect of exchange rate changes on cash	—	(101)	1	(100)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,330	(1,953)	197	20,574

Cash and cash equivalents, beginning of period	1,513	8,028	6,314	15,855

Cash and cash equivalents, end of period	$23,843	$6,075	$6,511	$36,429

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report, as well as consolidated financial statements and notes thereto and related management discussion and analysis of financial condition and results of operations included in our Form 10-K/A for the fiscal year ended January 1, 2006, Form 10-Q/A for the thirteen weeks ended April 2, 2006 and Form 10-Q for the thirteen weeks ended July 2, 2006.

Restatement of Previously Issued Consolidated Financial Statements

On October 16, 2006, we filed amendments to our annual report on Form 10-K/A for the fiscal year ended January 1, 2006 and our quarterly report on Form 10-Q/A for the thirteen weeks ended April 2, 2006 to restate certain of our consolidated financial statements. At that time, we also filed our Form 10-Q for the thirteen weeks ended July 2, 2006, which included a restatement of our consolidated financial statements for the thirteen and twenty-six weeks ended July 3, 2005. We have determined that certain of the errors resulted from deficiencies in our internal control over financial reporting. See Item 4. Controls and Procedures. The errors referred to above also affected certain of our consolidated financial statements as of and for the periods ended October 2, 2005. Therefore, this Form 10-Q includes certain restated financial information for the thirteen and thirty-nine weeks ended October 2, 2005. We have not filed a Form 10-Q/A for the thirteen weeks ended October 2, 2005, and the consolidated financial statements and related financial information contained in that report should no longer be relied upon.

Background on the Restatement - The errors identified in our previously issued consolidated financial statements are described below. For more information on the impact of these errors, see Note 1 to our consolidated financial statements included in this Form 10-Q.

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

We failed to properly value certain scrap inventory at the lower of cost or market value in accordance with our accounting policies.

General

We are a leading global producer and marketer of disposable foodservice products and have served our industry for over 70 years. We manufacture one of the broadest product lines of cups, lids, food containers, plates, bowls, portion cups, stirrers, straws, cutlery, napkins, placemats, tablecovers and food packaging containers in the industry, with products available in plastic, paper and foam. We are recognized for product innovation and customer service, and our products are known for their quality, reliability and consistency. Our products are marketed primarily under the Solo® and Sweetheart® brands, as well as Jack Frost®, Trophy®, Hoffmaster®, Sensations® and Creative Expressions®. We are one of the leading suppliers of branded disposable cups and plastic plates and bowls to consumer customers in the United States. We also provide a line of products to our customers under private label. We currently operate manufacturing facilities and distribution centers in North America, Japan, the United Kingdom and Panama, and we sell our products worldwide.

Thirteen Weeks Ended October 1, 2006 Compared to the Thirteen Weeks Ended October 2, 2005

	Thirteen weeks ended October 1, 2006	Thirteen weeks ended October 2, 2005	Favorable (Unfavorable)
			$	%
(in thousands)		(As restated)
Net sales	$620,682	$620,253	$429	0.1%
Cost of goods sold	553,817	527,648	(26,169)	(5.0)

Gross profit	66,865	92,605	(25,740)	(27.8)

Selling, general and administrative expenses	63,987	64,860	873	1.3
Loss (gain) on sale of property, plant and equipment	1,325	(7,086)	(8,411)	*

Operating income	1,553	34,831	(33,278)	(95.5)

Interest expense, net	22,964	18,283	(4,681)	(25.6)
Foreign currency exchange gain, net	(654)	(135)	519	*
Other income, net	(594)	(12)	582	*

(Loss) income before income taxes and minority interest	(20,163)	16,695	(36,858)	*

Income tax (benefit) provision	(375)	7,687	8,062	*
Minority interest	—	(460)	460	*

Net income (loss)	$(19,788)	$9,468	$(29,256)	*

*	Not meaningful

Net sales increased $0.4 million, or 0.1%, for the thirteen weeks ended October 1, 2006 compared to the prior year period. The increase in net sales reflected a 2.3% increase in average realized sales price offset by a 2.2% decrease in sales volume compared to the thirteen weeks ended October 2, 2005. The increase in average realized sales price reflects price increases implemented during the preceding twelve months in response to higher raw material costs. The volume decrease primarily reflects overall market conditions in the industry, which has experienced limited to no growth, as well as pricing pressure in the market place.

Cost of goods sold increased $26.2 million, or 5.0%, for the thirteen weeks ended October 1, 2006 compared to the prior year period. The increase in cost of goods sold for the thirteen weeks ended October 1, 2006 was primarily due to increases in raw material and transportation costs. We continue to experience fluctuations in raw material prices.

For the thirteen weeks ended October 1, 2006, gross profit decreased $25.7 million compared to the prior year period. As a percentage of net sales, gross profit was 10.8% in the third quarter of 2006 versus 14.9% in the third quarter of 2005.

Selling, general and administrative expenses decreased $0.9 million for the thirteen weeks ended October 1, 2006 compared to the thirteen weeks ended October 2, 2005. Selling, general and administrative expenses for the prior year period included $7.8 million of integration expenses related to the SF Holdings Acquisition. This favorable variance was partially offset by the $5.2 million impairment charge related to certain assets for our Japanese subsidiary recorded in the 2006 period and increased professional fees related to the restatement. The sale of the Japanese assets is expected to close in the fourth quarter of 2006. As a percentage of net sales, selling, general and administrative expenses were 10.3% in the third quarter of 2006 versus 10.5% in the third quarter of 2005.

For the thirteen weeks ended October 1, 2006, interest expense, net, increased $4.7 million compared to the prior year period. This increase is primarily attributable to higher interest rates compared to the prior year period. To a lesser extent, the increase is due to amounts outstanding under our Second Lien Facility entered into in March 2006 and higher outstanding balances under our domestic revolving credit facility.

For the thirteen weeks ended October 1, 2006, foreign currency exchange (gain) loss, net, was a gain of $0.7 million compared to a gain of $0.1 million for the thirteen weeks ended October 2, 2005. This change is primarily attributed to currency fluctuations in the United Kingdom pound sterling denominated inter-company debt.

Thirty-nine Weeks Ended October 1, 2006 Compared to the Thirty-nine Weeks Ended October 2, 2005

(in thousands)	Thirty-nine weeks ended October 1, 2006	Thirty-nine weeks ended October 2, 2005	Favorable (Unfavorable)
			$	%
		(As restated)
Net sales	$1,858,215	$1,814,292	$43,923	2.4%
Cost of goods sold	1,645,541	1,593,448	(52,093)	(3.3)

Gross profit	212,674	220,844	(8,170)	(3.7)

Selling, general and administrative expenses	204,911	192,583	(12,328)	(6.4)
Impairment of goodwill	228,537	—	(228,537)	*
Loss (gain) on sale of property, plant and equipment	3,132	(6,691)	(9,823)	*

Operating (loss) income	(223,906)	34,952	(258,858)	*

Interest expense, net	65,353	53,565	(11,788)	(22.0)
Foreign currency exchange (gain) loss, net	(4,364)	2,709	(7,073)	*
Other income, net	(91)	(183)	(92)	(50.3)

Loss before income taxes and minority interest	(284,804)	(21,139)	(263,665)	*

Income tax provision (benefit)	54,503	(7,243)	(61,746)	*
Minority interest	—	(409)	409	*

Net loss	$(339,307)	$(13,487)	$(325,820)	*

*	Not meaningful

Net sales increased $43.9 million, or 2.4%, for the thirty-nine weeks ended October 1, 2006 compared to the prior year period. The increase in net sales reflected a 4.0% increase in average realized sales price partially offset by a 1.6% decrease in sales volume compared to the thirty-nine weeks ended October 2, 2005. The increase in average realized sales price reflects price increases implemented during the preceding twelve months in response to higher raw material costs. The volume decrease primarily reflects overall market conditions in the industry, which has experienced limited to no growth, as well as pricing pressure in the market place.

Cost of goods sold increased $52.1 million, or 3.3%, for the thirty-nine weeks ended October 1, 2006 compared to the prior year period. The increase in cost of goods sold for the thirty-nine weeks ended October 1, 2006 included an additional $9.8 million reserve for spare parts and inventory obsolescence. The overall increase in cost of goods sold was offset by $22.1 million of curtailment gains related to negotiated changes in postretirement benefits for certain active employees. The remaining increase in cost of goods sold was primarily due to increases in raw material and transportation costs. We continue to experience fluctuations in raw material prices.

For the thirty-nine weeks ended October 1, 2006, gross profit decreased $8.2 million compared to the prior year period. As a percentage of net sales, gross profit was 11.4% for the thirty-nine weeks ended October 1, 2006 versus 12.2% for the thirty-nine weeks ended October 2, 2005. Excluding the additional $9.8 million reserve for obsolescence and $22.1 million in curtailment gains, the gross profit percentage would have been 10.8% for the thirty-nine weeks ended October 1, 2006.

Selling, general and administrative expenses increased $12.3 million for the thirty-nine weeks ended October 1, 2006 compared to the thirty-nine weeks ended October 2, 2005. The increase was primarily driven by (i) severance related to our reduction-in-force announced in April 2006 as well as the departure of certain senior executives; (ii) increased costs associated with the expansion and upgrade of our order management system; (iii) the impairment of certain assets of our Japanese subsidiary, the sale of which is expected to close in the fourth quarter of 2006; and (iv) increased professional fees related to the restatement as well as various management initiatives. These increases were partially offset by a reduction in integration expenses versus the prior year period. As a percentage of net sales, selling, general and administrative expenses were 11.0% for the thirty-nine weeks ended October 1, 2006 versus 10.6% for the thirty-nine weeks ended October 2, 2005.

Impairment of goodwill for the thirty-nine weeks ended October 1, 2006 was $228.5 million. See “Critical Accounting Estimates” below.

For the thirty-nine weeks ended October 1, 2006, interest expense, net, increased $11.8 million compared to the prior year period. This increase is primarily attributable to higher interest rates compared to the prior year period. To a lesser extent, the increase is due to increased amounts of outstanding debt under our First and Second Lien Facilities. We entered into our $80.0 million Second Lien Facility in March 2006.

For the thirty-nine weeks ended October 1, 2006, foreign currency exchange (gain) loss, net, was a gain of $4.4 million compared to a loss of $2.7 million for the thirty-nine weeks ended October 2, 2005. This change is primarily attributed to currency fluctuations in the United Kingdom pound sterling denominated inter-company debt.

For the thirty-nine weeks ended October 1, 2006, the income tax provision of $54.5 million included a $112.8 million income tax charge to record a valuation allowance for certain deferred tax assets, which was partially offset by the tax benefit generated from domestic operations.

During the thirty-nine weeks ended October 1, 2006, we prepared an updated analysis of the recoverability of our deferred tax assets considering recent developments in our operations and financial condition, including, among other things, our continued net losses and the impact of raw material and transportation cost increases on our cost of goods sold. As a result of these events, and considering the level of historical pre-tax losses and projections for future taxable income over the periods in which the deferred tax assets are deductible, our management concluded that it is more likely than not we will not fully realize the benefits of existing deductible differences. Accordingly, we recorded an additional provision for income taxes during the second fiscal quarter of 2006 to increase the valuation allowance for our deferred tax assets by $105.0 million, as well as $7.8 million in the third fiscal quarter of 2006.

Liquidity and Capital Resources

Historically, we have relied on cash flows from operations and revolving credit borrowings to finance our working capital requirements and capital expenditures.

Net cash used in operating activities during the thirty-nine weeks ended October 1, 2006 was $58.7 million compared to net cash provided by operating activities of $1.5 million during the thirty-nine weeks ended October 2, 2005. However during the thirteen weeks ended October 1, 2006, we generated cash from operating activities of $21.2 million compared to net cash used in operating activities of $79.9 million during the twenty-six weeks ended July 2, 2006. Working capital increased $30.3 million to $473.9 million at October 1, 2006 from $443.6 million at January 1, 2006. The increase primarily relates to an increase in inventories partially offset by a decrease in our deferred tax asset as a result of our recording of a full valuation allowance for our net operating losses, as described above. The increase in inventories was primarily a result of higher production volume in excess of anticipated customer demand, continuing growth in pre-build seasonal inventory for certain customers and, to a lesser extent, higher raw material costs.

Net cash used in investing activities during the thirty-nine weeks ended October 1, 2006 was $29.0 million compared to $25.1 million during the thirty-nine weeks ended October 2, 2005. The decrease primarily reflects lower proceeds from the sale of property, plant and equipment, partially offset by the release of cash in escrow for a working capital adjustment and indemnification claims related to the SF Holdings Acquisition.

Capital expenditures during the thirty-nine weeks ended October 1, 2006 were $45.4 million compared to $45.1 million during the thirty-nine weeks ended October 2, 2005. Capital expenditures during the thirty-nine weeks ended October 1, 2006 included new production equipment, routine capital improvements and the expansion and upgrade of our order management system.

Net cash provided by financing activities during the thirty-nine weeks ended October 1, 2006 was $97.5 million compared to $44.2 million during the thirty-nine weeks ended October 2, 2005. The net cash provided by financing activities during the thirty-nine weeks ended October 1, 2006 primarily includes $80.0 million of borrowings under the Second Lien Facility and total net incremental borrowings of $31.1 million on our revolving credit facilities.

Short-term debt

At October 1, 2006, we had approximately 320.0 million Yen (approximately $2.7 million) of short-term borrowings with Japanese banks. These borrowings have various termination dates and have no restrictive covenants. The interest rate on these borrowings ranges between 0.95% and 1.09% per annum.

Long-term debt

The following is a summary of our long-term debt at October 1, 2006 (in thousands):

October 1, 2006
Long-term debt:
8.5% Senior Subordinated Notes	$325,000
First Lien Facility – Term Loan	633,750
First Lien Facility – Revolver	93,400
Second Lien Facility	80,000
Canadian Credit Facility – Term Loan	8,647
Canadian Credit Facility – Revolver	—
Capital lease obligations	2,017

Total long-term debt	1,142,814
Less - Current maturities of long-term debt	15,697

Long-term debt, net of current maturities	$1,127,117

The following is a summary of our committed revolving credit facilities at October 1, 2006 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Unused Capacity
First Lien Facility:
Revolving facility	$150,000	$93,400	$20,867	$35,733
Canadian Credit Facility:
Revolving facility	13,311	—	—	13,311

	$163,311	$93,400	$20,867	$49,044

(1)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.

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

As of October 1, 2006, the weighted average annual interest rate applicable to the Second Lien Facility was 9.66%.

As a result of the delay in filing our Form 10-Q for the thirteen weeks ended July 2, 2006, we obtained a waiver under our First Lien Facility and our Second Lien Facility to allow us additional time to file such report by October 16, 2006. On September 20, 2006, as a result of the restatement of our consolidated financial statements, we informed the administrative agents under our First and Second Lien Facilities that we were in default under such facilities. On October 13, 2006, we entered into a Waiver and Fourth Amendment to our First Lien Facility and a Waiver and First Amendment to our Second Lien Facility (collectively “Waiver”). The Waiver is effective with respect to financial covenant ratios through January 2, 2007. The Waiver generally waives the Company’s noncompliance with the First and Second Lien Facilities for events of default resulting from the restatement for the periods restated. The Waiver also provides that if we do not meet the financial covenant ratios for the first fiscal quarter of 2006, (or prior fiscal periods) to the extent resulting from the restatement, or for any reason does not meet the financial covenant ratios for the second, third and fourth fiscal quarters of 2006 as set forth in the First and Second Lien Credit Facilities it will not constitute an event of default under such facilities. The Waiver also provides that the interest rate paid under the term based loan in our First Lien Facility immediately increased to LIBOR plus 3.25% (from LIBOR plus 2.50%) for Eurodollar rate loans and to LIBOR plus 2.25% (from LIBOR plus 1.50%) for base rate loans; and the interest rate paid under the Second Lien Facility immediately increased to LIBOR plus 6.0% (from LIBOR plus 4.5%). Interest on revolving credit loans and letters of credit also increased based upon a revised consolidated leverage pricing grid whereby interest paid under the revolving loans and letters of credit increases to LIBOR plus 3.25% (from LIBOR plus 2.50%).

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

As of October 1, 2006, the weighted average annual interest rate applicable to Eurodollar rate loans was 8.82% and the weighted average annual interest rate applicable to base rate loans was 10.00%. During the thirteen weeks ended October 1, 2006, the weighted average annual interest rate for the First Lien Facility was 7.42%, the interest rate on the term loan facility was 7.10%, and the interest rate on the revolving credit facility was 10.01%. There was $35.7 million available under the First Lien Facility at October 1, 2006. Beginning October 13, 2006, the Company’s interest rate paid under the term based loan in its First Lien Facility increased to LIBOR plus 3.25% (from LIBOR plus 2.50%) for its Eurodollar rate loans and to LIBOR plus 2.25% (from LIBOR plus 1.50%) for base rate loans.

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

During the thirteen weeks ended October 1, 2006, we were not required to make a mandatory annual prepayment or any prepayments based on excess cash flow, dispositions of assets or extraordinary receipts.

The First Lien Facility requires the Company to fix the interest rate for a portion of the borrowings. Accordingly, on March 10, 2004, to limit the variability of a portion of the interest payments under the First Lien Facility, we entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $180.0 million. Under these interest rate swaps, we receive variable interest rate payments and make fixed interest rate payments; thereby fixing the rate on a portion of the outstanding debt. The variable rate of interest received is the LIBOR rate. The fixed rate of interest paid is 2.375% to 2.376%.

In June 2005, we entered into a forward-starting receive-variable, pay-fixed interest rate swap with a notional amount of $50.0 million. The variable rate of interest received is the 3-month LIBOR. The fixed rate of interest paid is 4.25%.

In March 2006, we entered into two receive-variable, pay-fixed interest rate swaps with identical terms and a combined notional amount of $70.0 million. The notional amount varies throughout the term of the agreements. The variable rate of interest received is the 3-month LIBOR. The fixed rate of interest paid is 5.15%.

In September 2006, we terminated these interest rate swaps and received approximately $5.1 million. We entered three interest rate cap agreements with a total notional amount of $245.0 million. Under these agreements we receive variable interest rate payments when the 3-month LIBOR rises above 6.0%. These agreements are in effect through September 14, 2007.

Canadian Credit Facility

Borrowings under the revolving credit facility bear interest at the Canadian prime rate plus 0.50% or Canadian bankers acceptance rate plus 1.75%, at our option. Term loan borrowings bear interest at the Canadian prime rate plus 0.75% or Canadian bankers acceptance rate plus 2.00%, at our option. As of October 1, 2006, borrowings under the revolving credit facility and the term loan carried effective interest rates of 6.08% and 6.33%, respectively. As of October 1, 2006, CAD $14.8 million (approximately $13.3 million) was available under the revolving facility and the term loan balance was CAD $9.6 million (approximately $8.6 million).

We were in compliance with all covenants under the Canadian Credit Facility during the quarter ended October 1, 2006.

On October 19, 2006, Solo Cup Canada Inc. (“Solo Canada”), a Canadian subsidiary of the Company, entered into an Amendment Agreement with GE Canada Finance Holding Company (“GE”), which amended certain terms of the Credit Agreement, dated September 24, 2004 described above (“Original Agreement”). The term of the Original Agreement was extended from September 24, 2007 to September 29, 2011. The maximum amount available, subject to borrowing base limitations, remains at CAD $30.0 million, with a term facility maximum of CAD $17.5 million and a revolving credit facility maximum of CAD $12.5 million that increases to CAD $16.5 million, on a dollar for dollar basis, as the term loan’s outstanding balance is reduced. Applicable interest rates under the revolving and term loan facility were reduced at Solo Canada’s option, to the Canadian prime rate plus 0.25%, or the Canadian bankers acceptance rate plus 1.50%. Under the Original Agreement, borrowing under the revolving and term loan facility, at Solo Canada’s option, bore interest at the Canadian prime rate plus 0.50% or Canadian bankers acceptance rate plus 1.75% for the revolving facility, and the Canadian prime rate plus 0.75% or Canadian bankers acceptance rate plus 2.00% for the term loan facility. The Amendment Agreement added a new provision, subject to certain restrictions, allowing Solo Canada to use the proceeds from the facilities or cash on hand to make investments in its affiliates or in businesses that are substantially similar to Solo Canada up to a maximum of CAD $10.0 million. A new covenant was also added to allow Solo Canada to make a one-time capital expenditure of CAD $6.0 million to provide for increased manufacturing capacity and the minimum fixed charge ratio was revised from 1:1 to 1.25:1 on a rolling twelve-month basis.

8.5% Senior Subordinated Notes

In August 2006, we announced that we would delay filing our Quarterly Report of Form 10-Q for the thirteen weeks ended July 2, 2006 as a result of an accounting review initiated by our management. As a result of the delay, we received notice on August 17, 2006 from the trustee under the indenture for our 8.5% Senior Subordinated Notes due 2014 that we failed to comply with the provisions of the indenture requiring us to provide quarterly financial information for the thirteen weeks ended July 2, 2006 to the holders of the notes issued thereunder. Under the terms of the indenture, we had until October 16, 2006 to comply with this requirement. By providing the required quarterly information on October 16, 2006, we have satisfied this obligation.

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

In response, we have taken, and continue to take, a number of steps to maximize our near-term liquidity to meet our expected working capital needs, fund our capital expenditure requirements and fulfill our lease and debt service obligations over the longer term. For example, as noted above, we have satisfied our obligations under the indenture governing the notes, entered into the Waiver, and commenced negotiations with our lenders regarding amendments to our current financing structure. In addition, we are evaluating additional opportunities such as sales of non-strategic assets and alternative financing strategies. Together with an independent consulting firm, we are performing a thorough diagnostic review of our (i) supply chain/operations to reduce costs and improve manufacturing efficiencies; (ii) selling, general and administrative resources and expenses to ensure optimal alignment; and (iii) product and customer profitability, pricing strategies and sales force effectiveness to achieve commercial optimization.

At October 1, 2006, we have outstanding borrowings under the First and Second Lien Facilities, the 8.5% Senior Subordinated Notes and foreign borrowings in Canada and Japan aggregating approximately $1,143.5 million. Waivers have been obtained though January 2, 2007 with respect to covenant violations arising as a result of our delay in filing our interim report for the thirteen weeks ended July 2, 2006 and our restatement under the First and Second Lien Facilities. Prior to that date, we must complete negotiations and close on a new amendment to the existing facilities that would, among other things, amend our covenants to achievable levels. Alternatively, we could replace the First and/or Second Lien Facilities with new borrowings. Management believes it is probable that one of those alternatives will be accomplished by January 2, 2007. Accordingly, we have classified the outstanding balance of the First and Second Lien facilities on the consolidated balance sheet based on their stated maturities.

Management believes that the implementation of these initiatives will help ensure that we are able to generate positive cash flow from operations, which, together with existing cash balances and borrowing capacity, will provide adequate resources to fund ongoing operating requirements.

Net Operating Loss Carryforwards

As of October 1, 2006, we had approximately $332.5 million of U.S. federal tax net operating loss carry-forwards that expire between 2016 and 2026. Approximately $103.5 million of such carry-forwards are subject to the provisions of Internal Revenue Code Section 382.

During the second quarter of 2006, we prepared an updated analysis of the recoverability of our deferred tax assets considering recent developments in our operations and financial condition, including, among other things, our continued net losses driven by the impact of significant raw material price increases on our gross margins. Additionally, recent changes in market conditions together with a reduction in credit ratings from Moody’s and Standard and Poor’s has reduced some of the opportunities we previously identified to help ensure a more complete realization of our deferred tax assets. As a result of these events, and considering the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, our management concluded that it is more likely than not that we will not fully realize the benefits of our existing deductible differences. Accordingly, we recorded an additional charge for income taxes during the second quarter of 2006 to increase the valuation allowance for our deferred tax assets by $105.0 million. Consistent with that determination, we recorded an additional income tax provision of $7.8 million during the thirteen weeks ended October 1, 2006 to increase the valuation allowance against deferred taxes to $112.8 million.

The amount of the deferred tax assets considered realizable will be adjusted in future periods if estimates of future taxable income during the carryforward period are revised. Changes in the deferred tax asset valuation allowance in future periods will be included in our Consolidated Statements of Operations.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which changes the threshold for recognizing the benefit of an uncertain tax position, prescribes a method for measuring the tax benefit to be recorded and requires incremental quantitative and qualitative disclosures about uncertain tax positions. Under FIN No. 48, a tax position that meets a more likely than not recognition threshold, based solely on the technical merits of the position, will be recognized in the consolidated financial statements. The tax position will be measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. Additionally, FIN No. 48 requires a tabular presentation of potential tax benefits unrecognized at the beginning and end of the year that includes a listing of the significant changes during the year. The guidance is effective for the first fiscal year beginning after December 15, 2006 (our 2007 fiscal year), and the impact of adoption will be recorded as a cumulative effect of a change in accounting principle against our retained earnings balance as of the adoption date. We have not yet determined the effect, if any, that the adoption of FIN No. 48 will have on our results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”), effective in fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. We have not yet determined the effect, if any, that the adoption of SFAS 157 will have on our results of operations or financial position.

In September 2006, the FASB released SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which is effective for fiscal years ending after December 15, 2006. This statement requires the full recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the consolidated balance sheet. This statement also requires that subsequent changes in that funded status be recognized during the year of the change through comprehensive income. We have not yet determined the effect, if any, that the adoption of SFAS 158 will have on our financial position.

Critical Accounting Estimates

The Company’s critical accounting estimates are described in our Form 10-K filed with the SEC on March 30, 2006 and were included in their entirety in our Form 10-K/A filed with the SEC on October 16, 2006. In addition to those estimates, we are adding a critical accounting estimate for goodwill impairment, which is described below.

Goodwill impairment

Due to acquisitions, goodwill has historically constituted a significant portion of our long-term assets. We perform our goodwill impairment test annually and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. We test goodwill for impairment by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Our estimates of fair value are determined based on a discounted cash flow model using inputs from our ongoing planning, which is based on our best estimate of future sales and operating costs, contracts with suppliers, labor agreements, and general market conditions. The plan is also subject to review and approval by our senior management and Board of Directors. Changes in these forecasts could significantly change the amount of impairment recorded. We also make estimates of growth assumptions and other factors.

Our forecasts of future cash flows are adjusted by an appropriate discount rate derived from the weighted average cost of capital for the Company built up through a comparable company analysis, as well as a study of the internal rate of return on our cash flows, as of the valuation date. Therefore, changes in the discount rate selected may also affect the amount of impairment recorded.

During the thirteen weeks ended July 2, 2006, the Company initiated a goodwill impairment test. This occurred as a result of (i) the Company’s continuing net losses, (ii) significant increases in raw material costs and the impact of such increases on working capital and gross margin, and (iii) changes in the executive management team. As a result of these events, the Company determined that an impairment test of its North America and Europe reporting units should be performed. The impairment test was performed as of July 2, 2006 and, as a result, we recorded a goodwill impairment charge of approximately $228.5 million.

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

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Form 10-K for the fiscal year ended January 1, 2006 and included in their entirety in our Form 10-K/A filed with the SEC on October 16, 2006 and Item 1A, “Risk Factors,” of this Form 10-Q and are incorporated herein by reference and in our other filings made from time to time with the SEC. These cautionary statements are to be used as a reference in connection with any forward-looking statements. These risks and uncertainties include, but are not limited to:

•	any material weaknesses in our internal control over financial reporting that are not remedied effectively;

•	impact on our liquidity as a result of our ability to re-negotiate with our lenders to revise the financial covenant terms and conditions in our credit facilities and our ability to meet any new terms and conditions;

•	increased costs and an increased possibility of legal or regulatory proceedings as a result of our restatement of our consolidated financial statements;

•	impact of any downgrades in our corporate ratings on the credit terms offered to us by our vendors and the interest rates offered to us if we require additional capital or financing;

•	impact of our significant debt on our financial health and operating flexibility;

•	the effect of general economic and competitive business conditions in the disposable food service products industry;

•	realization of cost savings, synergies or revenue enhancement that we anticipated when we acquired SF Holdings;

•	impact of competitive products and pricing;

•	interest rate fluctuations and continuing debt obligations;

•	impact on our ability to manage and grow our business if we are unable to adequately manage, integrate and implement our order management system;

•	further consolidation in the food service and retail industries;

•	availability of and increases in raw material costs;

•	increases in energy and other manufacturing costs;

•	fluctuations in demand for the Company’s products;

•	effect of changing federal, state, foreign and local environmental and occupational health and safety laws and regulations;

•	risks related to conducting business in multiple foreign jurisdictions, including foreign currency exchange rate fluctuations;

•	ability to improve existing products and develop new products;

•	loss of key management and personnel;

•	impact of any prolonged work stoppage;

•	loss of one or more of our principal customers;

•	ability to enforce our intellectual property and other proprietary rights;

•	diversion of management attention from other business activities in the event we pursue additional acquisition(s) or divestiture(s) in the future; and

•	potential conflicts of interest between our note holders and the stockholders of SCIC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, the Company is exposed to market risk-sensitive instruments, which consists primarily of interest rate risk associated with our variable rate debt. The First Lien Facility and the Canadian Credit Facility both include a revolving and term credit facility, which bear interest at a variable rate. The Second Lien Facility consists of a term loan facility, which also bears interest at a variable rate.

The interest rate on the First Lien Facility is either LIBOR based (1, 2, 3 or 6 months) plus a margin or the bank’s base rate plus a margin, whichever the Company selects. For the term loan, the margin varies from 2.25% to 2.50% on the LIBOR borrowing and from 1.25% to 1.50% on the base rate borrowings depending on the Company’s public debt ratings. At October 1, 2006, the variable rate on borrowings was 8.82% and the interest rate on borrowings under the revolving credit facility was 10.00%. Beginning October 13, 2006, the Company’s interest rate paid under the term based loan in its First Lien Facility increased to LIBOR plus 3.25% (from LIBOR plus 2.50%) for Eurodollar rate loans and to LIBOR plus 2.25% (from LIBOR plus 1.50%) for base rate loans.

The term loan under the Second Lien Facility bears interest, at the option of the Company, at a rate equal to LIBOR plus 4.50% per annum; or 3.50% per annum plus the higher of (a) the Bank of America prime rate or (b) the Federal Funds rate plus  1/2 of one percentage point. As of October 1, 2006, the interest rate on the Second Lien Facility was 9. 66%. Beginning October 13, 2006 the Company’s interest rate paid under the term loan under its Second Lien Facility increased to LIBOR plus 6.0% (from LIBOR plus 4.5%).

The Canadian revolving facility bears interest at the Canadian prime rate plus 0.50% or Canadian bankers acceptance rate plus 1.75%, at the Company’s option, and the term loan bears interest at the Canadian prime rate plus 0.75% or Canadian bankers acceptance rate plus 2.00%, at the Company’s option. As of October 1, 2006, borrowings under the revolving credit facility and the term loan carried effective interest rates of 6.08% and 6.33%, respectively.

The First Lien Facility requires us to hedge a portion of the borrowings. As of October 1, 2006, we had interest rate cap agreements with a total notional amount of $245.0 million. Under these agreements the Company receives variable interest rate payments when the 3-month LIBOR rises above 6.0%. These agreements are in effect through September 14, 2007.

As of October 1, 2006, the outstanding indebtedness under the First Lien Facility was $727.2 million and $35.7 million was available under the First Lien Facility. As of October 1, 2006, the outstanding indebtedness under the Second Lien Facility was $80.0 million. As of October 1, 2006, the outstanding indebtedness under the Canadian Credit facility was CAD $9.6 million (approximately $8.6 million) and CAD $14.8 million (approximately $13.3 million) was available under the Canadian Credit Facility. Based upon the information above, the Company’s annual pre-tax loss would decrease by approximately $8.2 million for each one-percentage point decrease in the interest rates applicable to the variable rate debt. Additionally, the Company’s annual pre-tax loss would increase by approximately $7.3 million for a one-percentage point change in the interest rates applicable to the variable rate debt which includes the effect of the interest rate cap agreements. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures

In April 2006, with the change in our management, an internal review of our business and operations was initiated which revealed that certain of our accounting practices and procedures may not have been as well-developed and/or as rigorously and consistently applied as they should have been. On August 16, 2006, to allow time to complete the review, we announced a delay in the filing of our Quarterly Report on Form 10-Q for the period ended July 2, 2006. On September 19, 2006, the Board of Directors determined to restate certain of our previously issued financial statements. On October 16, 2006, we restated certain of our previously issued consolidated financial statements by filing Form 10-K/A for the fiscal year ended January 1, 2006 and Form 10-Q/A for the thirteen weeks ended April 2, 2006. In our Form 10-Q for the thirteen weeks ended July 2, 2006, also filed on October 16, 2006, certain of our previously issued consolidated financial statements for the thirteen and twenty-six weeks ended July 3, 2005 were restated. Our management, including our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and our interim chief financial officer concluded that, as of October 1, 2006, our disclosure controls and procedures were not effective because of certain material weaknesses described below.

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

In light of the material weaknesses in our internal control over financial reporting described below, we performed additional analysis and performed enhanced reconciliation and mitigating procedures to ensure our consolidated financial statements are prepared in accordance with GAAP. We implemented certain changes in internal control over financial reporting and will continue to implement remediation efforts, as described below under sections (b) and (c). Accordingly, we believe that the consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

In assessing the effectiveness of our disclosure controls and procedures, management identified the following material weaknesses in our internal control over financial reporting as of October 1, 2006:

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

(b) Changes in Internal Control Over Financial Reporting

In connection with the identification of the material weaknesses described in section (a) above and the remediation of such material weaknesses described in section (c) below, we have made significant improvements and changes to our internal control over financial reporting through November 15, 2006 (the filing date of our Form 10-Q for the thirteen weeks ended October 1, 2006), including:

•	We have hired or promoted critical new senior personnel in the finance and accounting department, including a new interim chief financial officer, a corporate controller and two vice presidents of finance, to provide new leadership and to set the appropriate tone at the top, and realigned certain key reporting relationships.

•	We have established procedures for senior management to review financial information in a timely fashion to allow for visibility and to proactively comment thereon prior to issuance of our consolidated financial statements.

•	We have established procedures that require the accounting leadership team to formally review and reconcile all material balance sheet accounts as part of the monthly close process.

•	We reorganized our department responsible for reviewing credit memos. The reorganization included the implementation of procedures to research customer claims and operate more efficiently. In addition, we have hired additional personnel to timely reconcile credit memos to outstanding accounts receivable balances and resolve discrepancies between our records and customer claims.

•	We have established accounting procedures related to recognition of sales incentives provided to our customers. We also reviewed the accounting treatment for these transactions with the appropriate accounting and management personnel to ensure sales incentives are identified and accounted for appropriately.

•	We restructured the accounts payable department by hiring a new manager, realigning responsibilities within the department, hiring additional personnel and implementing new procedures.

•	We have initiated a periodic process through which the accounting, legal and human resources departments conduct a coordinated review of the calculation of the liability for accrued vacation pay in order to ensure the liability complies with the Company’s policies as well as requirements legally mandated by certain jurisdictions in which the Company operates.

(c) Remediation Plan

Management is committed to improving the overall disclosure controls and procedures within our organization to remediate the material weaknesses identified in section (a) above, and ensure mitigating controls are in place where necessary. Therefore, in response to the foregoing and as part of our remediation efforts, our Board of Directors has approved and adopted the following remediation plan:

1.	We will reinforce our Code of Conduct and Ethics Helpline, which we formally adopted and implemented in January 2006, among all employees, emphasizing that questionable actions must be reported and that alleged violations of the code are unacceptable and will not be tolerated. In that regard, we will re-emphasize our expectation that all business activities are conducted in compliance with our internal controls and Code of Conduct. In addition, we will review and revise our corporate governance practices including establishing appropriate reporting relationships among key employees, senior management and the Board of Directors.

2.	We will revise and formally document our accounting policies and procedures by implementing a policies and procedures manual to address the issues reported above which we expect to complete by fiscal year end 2006 and fully implement during the first quarter 2007. These policies and procedures will be designed to ensure appropriate internal controls are in place and effective, and to ensure a consistent approach for accounting and financial reporting. These policies will be designed to address those key financial reporting risk areas in our business, including the areas in which we have noted errors above and which will include, among others, the following:

•	require accounting management to formally review and reconcile all material balance sheet accounts as part of the monthly close process and to formally document their review;

•	revise and refine our disclosure controls and procedures to ensure that the process is conducted in an open environment and that our resulting disclosures are subject to adequate outside review and a rigorous vetting process prior to finalizing and releasing our financial statements;

•	establish formal policies and procedures to account for sales discounts and related incentives offered to the Company’s customers;

•	document standard procedures to research customer claims;

•	establish a liability for freight charges that have been incurred through the use of a standardized report that monitors this activity and initiate a regular review of the activity by appropriate supply chain and operations personnel;

•	require the accounting department to conduct a coordinated review of the accounting entries that require support and information from other departments, including legal, human resources, supply chain, operations and sales, in order to ensure the balances recorded comply with the Company’s policies, actual experience and legal requirements, and properly account for the related transactions;

•	establish a formal methodology and calculation of the reserve for obsolete spare parts inventory that will apply consistently among all operating units, where applicable; and

•	establish a formal methodology and calculation to reserve for excess and obsolete finished goods inventory that the Company will apply consistently among all operating units, where applicable.

In addition, the Company will provide training on the application of the new policies on a company-wide basis, as needed.

3.	As noted above, during 2006, we hired and/or promoted key senior personnel within the accounting and finance department, including a new interim chief financial officer, a corporate controller and two vice presidents of finance. We intend to continue to identify strong talent both within the organization and externally in order to promote and recruit individuals with the critical skills necessary to enrich the department. Part of that effort includes the ongoing search for a permanent chief financial officer. We have also restructured the accounts payable department by hiring a new manager, realigning responsibilities within the department, hiring additional personnel and implementing new procedures. Specifically, the department has initiated several activities designed to help ensure accuracy in accounting and reporting, including: (i) developing new reports and a tracking matrix to improve communication within the Company; (ii) identifying key performance indicators and processes to track various statistics to allow for the recognition of developing issues in a rapid manner; (iii) working as part of a cross-functional team to develop a standardized receiving process manual; (iv) realigning work assignments so that individuals are assigned to certain categories of accounts payable; and (v) developing a process to estimate and track accounts payable for non-purchase order related invoices.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various claims and legal actions arising from time to time in the ordinary course of business. While the outcome of these claims and actions cannot be predicted with certainty, management believes that we are not a party to any pending legal proceedings, the ultimate disposition of which would have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or liquidity.

Item 1A. Risk Factors.

Our Form 10-K for the fiscal year ended January 1, 2006 includes “Risk Factors” under Item 1A of Part I and are included in their entirety in our Form 10-K/A filed with the SEC on October 16, 2006. The following discussion is intended to update certain material changes to those Risk Factors discussed therein.

The loss of one or more of our principal customers could have a material adverse effect on our business, financial condition or results of operations.

We have a number of large customers that account for a significant portion of our net sales. For the thirty-nine weeks ended October 1, 2006, our five largest customers represented approximately 23.8% of net sales, with no one customer accounting for more than approximately 6.3% of net sales. The loss of one or more of our large customers could have a material adverse effect on our business, financial condition or results of operations. In line with industry practice, we generally do not enter into long-term sales agreements with customers.

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

We have taken steps to remediate the material weaknesses, and plan to take additional remedial actions during the remainder of 2006 and the first quarter of 2007. Although we believe the actions we have already taken and our remediation plan will address the material weaknesses, we continue to evaluate our disclosure controls and procedures and our internal control over financial reporting, and may modify, enhance or supplement them in the future. Any modifications, enhancements or supplements to our control systems could be costly to prepare or implement, divert the attention of our management from operating our business, and cause our operating expenses to increase. If we fail to maintain adequate internal controls, including any failure to implement required new or improved controls, or we encounter difficulties in their implementation, our business and operating results could be harmed, additional significant deficiencies could be identified, we may fail to meet our periodic reporting obligations and/or future consolidated financial statements may contain material misstatements that could result in further restatements of our financial statements. The occurrence of any of the foregoing could harm our business, operating results and reputation and cause our investors and lenders to lose confidence in our reported information.

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

We determined that our (i) consolidated balance sheets as of April 2, 2006, January 1, 2006 and December 31, 2004; (ii) consolidated statements of operations, consolidated statements of shareholder’s equity and consolidated statements of cash flows for the thirteen weeks ended April 2, 2006, and fiscal years ended January 1, 2006 and December 31, 2004 and 2003; (iii) certain financial data for the quarterly periods ended March 31, October 2, October 2, 2005 and January 1, 2006 and March 31, June 30, September 30, 2004 and December 31, 2004; and (iv) selected financial data for the years ended January 1, 2006, December 31, 2004, 2003, 2002 and 2001, should be restated. As a result of the restatement, we have become subject to additional risks and uncertainties. These include unanticipated costs for accounting and legal fees and the increased possibility of legal or regulatory proceedings against us. We may also have difficulty obtaining other financing such as letters of credit or raising equity capital. Additionally, our vendors may require us to pay cash in advance or obtain letters of credit as a condition to selling us their products and services. Any of these risks and uncertainties could have an affect on our operations and cash flow management.

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

Downgrades in our corporate ratings may impact the credit terms offered to us by our vendors and the interest rates offered to us if we require any additional capital or financing.

Although we believe existing cash, funds generated by operations, working capital management, asset sales and amounts available under our credit facilities collectively provide adequate resources to fund ongoing operating requirements, we may be required to seek additional financing to compete effectively in our market. Corporate ratings and any downgrades to such ratings may increase interest rates offered to us for additional financing and impact the credit terms that we are offered from our vendors. We have experienced downgrades in the past and may experience further downgrades. Our corporate ratings as of November 1, 2006 were B3 for Moody’s and CCC+ for Standard & Poor’s.

Our significant debt could adversely affect our financial health and our operating flexibility is limited in significant respects by the restrictive covenants in our credit facilities and the indenture governing our notes.

We have a significant amount of debt. As of July 2, 2006, we had total long-term debt of $1,146.1 million; of which $325.0 million consisted of our 8.5% Senior Subordinated Notes and $818.9 million consisted of borrowings under our credit facilities.

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

SOLO CUP COMPANY

Date: November 15, 2006	By:	/s/ Eric A. Simonsen
Eric A. Simonsen
Interim Chief Financial Officer

(Principal Financial and Accounting Officer and Duly
Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF SOLO CUP COMPANY

FOR THE THIRTEEN WEEKS ENDED OCTOBER 1, 2006

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002