Form 10-K
period 2006-12-31
Solo Cup CO
filed 2007-03-30
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

As of March 30, 2007, 100 shares of Common Stock, $0.01 par value, were outstanding. There is no trading market for the common stock of the registrant. No shares of the registrant were held by non-affiliates.

Part I

Item 1.	Business.

Solo Cup Company (“Solo Delaware” or the “Company”) was incorporated in Delaware in January 2004 to be the holding company for Solo Cup Company, an Illinois corporation (“Solo Illinois”) and its subsidiaries, and for SF Holdings Group, Inc., a Delaware corporation, and its subsidiaries (“SF Holdings”) which included Sweetheart Cup Company Inc. (“Sweetheart”). Effective February 22, 2004, Solo Illinois became a wholly owned subsidiary of Solo Delaware. On February 27, 2004, with an effective date of February 22, 2004, the Company acquired 100% of the outstanding capital stock of SF Holdings (the “SF Holdings Acquisition”). Prior to these transactions, the Company had no operations other than in connection with its formation and the authorization of these transactions. In September 2005, Sweetheart changed its name to Solo Cup Operating Corporation (“SCOC”). In October 2005, Solo Illinois merged with and into SCOC, and SCOC was the surviving entity. Solo Delaware is a holding company, the material assets of which are 100% of the capital stock of SF Holdings. SF Holdings owns 100% of the capital stock of SCOC. Solo Delaware is a wholly owned subsidiary of Solo Cup Investment Corporation, a Delaware corporation (“SCIC”). SCC Holding Company LLC, a Delaware limited liability company (“SCC Holding”) and Vestar Capital Partners IV, L.P. (“Vestar”), together with certain of its affiliates, own 67.2% and 32.7% of SCIC, respectively. Company management holds the remaining 0.1% of SCIC.

Solo Illinois was established in 1936. SCOC’s operating history dates from the founding of a predecessor company in 1911.

In June 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from the year ended December 31 to the 52- or 53-week period ending on the last Sunday in December except that fiscal year 2005 ended on January 1, 2006. All subsequent fiscal years will end on the last Sunday in December. The fiscal quarters for 2006 were the thirteen weeks ending April 2, 2006, July 2, 2006, October 1, 2006 and December 31, 2006.

On October 16, 2006, the Company filed certain amended and restated consolidated financial statements as a result of the findings of an accounting review undertaken when new management was appointed by the Board of Directors during the second and third fiscal quarters of 2006. As more fully described in Item 9A of this Form 10-K, the Company identified errors in the application of certain accounting practices and procedures primarily related to the timely recognition of certain customer credits, accounts payable and accrued expenses, and the valuation of certain assets.

Overview of Business

We are a leading global producer and marketer of disposable foodservice products and have served our industry for 70 years. We manufacture one of the broadest product lines of cups, lids, food containers, plates, bowls, portion cups, stirrers, straws, cutlery, napkins, placemats, tablecovers and disposable food packaging containers in the industry, with products available in plastic, paper and foam. We are recognized for product innovation and customer service, and our products are known for their quality, reliability and consistency. Our products are marketed primarily under the Solo® and Sweetheart® brands, as well as Jack Frost®, Trophy®, Hoffmaster®, Sensations® and Creative Expressions®. We are one of the leading suppliers of branded disposable cups, plates and bowls in the United States. We also provide a line of products to select customers under private label brands. We currently operate over 20 manufacturing facilities and over 20 distribution centers in North America, Japan, the United Kingdom and Panama, and we sell our products worldwide. For the 2006 fiscal year, we generated approximately $2.5 billion of net sales.

Financial information about our business segments, which are combined geographically, is incorporated herein by reference from Note 20 to the Company’s consolidated financial statements in Item 8 of this Form 10-K.

Products

We produce a broad range of plastic, paper and foam disposable foodservice products. We also produce food packaging containers for the dairy and food processing industries. Our plastic products include a wide range of cups, lids, food containers, plates, bowls, cutlery, portion cups, straws and stirrers as well as food packaging containers. Our paper products include cups, plates, bowls, portion cups, food containers, napkins, tablecovers and placemats. Our foam products include cups, plates, and bowls. Our plastic, paper and foam products are offered in a variety of sizes, designs and colors and at a range of price points.

Customers

We serve two primary customer groups, foodservice and consumer. Sales to foodservice customers accounted for approximately 81% of our 2006 net sales. Our foodservice customers include: (1) broadline distributors, such as Sysco Corporation, U.S. Foodservice, Inc. and Gordon Food Service, (2) specialty distributors such as Bunzl Corporation, Network Services Company and UniPro Foodservice, Inc., and (3) global or national accounts, such as Starbucks Corporation, McDonald’s Corporation (through its packaging and supply chain partner, Havi International Inc. (f/k/a Perseco)), 7-Eleven, Inc. and YUM! Brands, Inc. (the parent company for Kentucky Fried Chicken, Pizza Hut, Taco Bell, Long John Silvers and A&W). We believe we have strong relationships with leading foodservice customers due to our broad product offering, longstanding presence in the industry and emphasis on innovation and customer service.

Sales to our consumer customers accounted for approximately 19% of our 2006 net sales. Our consumer customers include: (1) grocery stores, such as Publix Supermarkets Inc., The Kroger Company and Albertson’s, Inc., (2) mass merchandisers, such as Wal-Mart Stores, Inc. and Target Corporation, (3) warehouse clubs, such as Costco Wholesale Corporation and BJ’s Wholesale Club, and (4) other retail outlets, such as drug stores, party stores and dollar stores. We are one of the leading suppliers of branded disposable cups and plastic plates and bowls to consumer customers in the United States, which we sell under the Solo® and Jack Frost® brand names. In addition, we sell paper and party goods under the brand names Sensations®, Paper Art®, Party Creations® and Touch of Color®. Our sales and marketing strategy for consumer customers is designed around supporting our strong brand names, as well as providing private label products.

Sales and Marketing

We sell our products to foodservice customers through our regionally-organized, in-house direct sales force, global account direct sales force and, to a lesser extent, select broker networks. Foodservice distributors sell the products they purchase from us to operators such as restaurants, hospitals, schools and other organizations that have foodservice operations. As a result of this selling structure, stocking decisions made by our distributors are based on demand from foodservice operators. Our sales force calls on local branches of distributors and local or regional operators to sell our existing range of product offerings as well as new products. Through our global account sales force, we sell our products to quick service restaurants, convenience stores and to other national account segments. Our global account sales force works closely with these customers to develop unique product offerings and promotional programs.

We sell our products to consumer customers primarily through regional broker networks. In the case of some of our larger customers, such as Wal-Mart and Costco, we use our in-house direct sales force. Our sales and marketing strategy for consumer customers is designed around supporting our strong brand names, such as Solo®, Sensations® and Jack Frost®, as well as selling private label products. We support our brands with integrated marketing programs that consist of in-store and out-of-store brand enhancement activities.

Seasonality

Historically, we have experienced seasonality as more of our products are sold in the warmer months with the majority of our net cash flows from operations realized during the last nine months of the year. Typically during the first quarter we pre-build inventory to meet demand in the warmer months. Sales for such periods reflect the high seasonal demands of the summer months when outdoor and away-from-home consumption increases.

Raw Materials

The principal raw materials for our plastic products are resins, including polystyrene, polypropylene and amorphous polyethylene terephthalate (“APET”). We purchase resins from large petrochemical and resin producers such as Dow, Total, Voridian and Nova. Resin prices are influenced by oil, natural gas, benzene and other input prices, increases or decreases in supply capacity and changes in demand. Benzene prices, which are a major contributor to the cost of polystyrene, have remained elevated and volatile due to demand fluctuations for gasoline additives.

The principal raw material used in our paper operations is solid bleached sulfate paperboard. We purchase raw materials from integrated paper manufacturers such as International Paper, MeadWestvaco, Potlatch, Blue Ridge and Georgia Pacific. Paper prices are driven by global supply and demand as well as input costs for energy, fiber, chemicals, polyethylene and transportation.

We believe we have good relationships with our major raw material suppliers. While we have in the past experienced brief delays in the availability of our raw materials from time to time, we have not experienced any long-term interruptions in supply and believe the availability of raw materials will remain adequate for 2007.

Raw material costs make up a significant portion of our cost of goods sold. Although we generally enter into one to three year term supply contracts with our raw material suppliers, we continue to have exposure to changes in raw material prices. Historically, we have not hedged our exposure to fluctuations in raw material prices.

Manufacturing

Our manufacturing strategy is to reduce costs through continuous process improvements and innovation, while meeting our customers’ needs and maintaining our standard for quality. We employ many different technologies and are able to manufacture and supply various products in plastic, paper and foam. Our flexibility and expertise in these technologies enable us to respond quickly to customer needs.

The primary processes employed in manufacturing our products are as follows:

•

Plastic Cups, Lids, Plates, Bowls, Foam Cups and Plates. Plastic extrusion is used to convert plastic resin from pellets to a flat extruded sheet. We then use a thermoforming process to convert the extruded sheet into the final product and graphics are added based on customer specifications. The product is packaged in various quantities depending on customer requirements. We have the capability to use a large variety of resins, including polystyrene, polypropylene, and APET.

•

Paper Cups, Plates, Napkins, Placemats, Table Covers and Food Containers. The paperboard is embossed or printed with graphics according to customer requirements and fed through machines that form and/or fold the material into the final product.

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

Distribution

Our U.S. distribution centers are located in proximity to the major population centers. We currently manage logistics in-house for distribution and warehousing. The output from our manufacturing plants is consolidated at our regional distribution centers that allow us to service 93% of our U.S. customers with overnight truckload service. As a result of this strategy, we are able to offer a broad range of products from our distribution centers. This provides value to our customers as they can carry less inventory and we can react to their demand more rapidly.

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

Intellectual Property

We rely on a combination of trade secrets, confidentiality agreements, patent, trademark, copyright, unfair competition and other intellectual property laws to protect our intellectual property and other proprietary rights. The Company owns a number of patents, which vary in duration, depending upon when the patent was filed or granted. We currently have approximately 176 issued and 161 pending U.S. and foreign patents. Although they are collectively important to our business, no single one of them is material to our business. Litigation may be necessary to enforce our intellectual property rights, or to defend against claims by third parties alleging that our products infringe their intellectual property rights, and could result in substantial costs and diversion of our resources. Even if our proprietary rights are held enforceable, others may be able to design around our patents or independently develop products and processes equivalent to our proprietary and confidential information.

Research and Development

We believe we have a reputation for creativity and new product innovation. Our research and development strategy has three goals: (1) to create innovative, value-added products that target both new and existing customers, (2) to differentiate our products in the marketplace and (3) to explore the use of alternative substances to create new market opportunities and enhance our overall market position.

We worked with Starbucks, MeadWestvaco and Mississippi River Corporation to develop the first post-consumer fiber content paper material suitable for use in hot paper cups. In 2006, we, together with Cereplast and MeadWestvaco, announced the development of a fully renewable and biodegradable extrusion-coated paperboard product made with Cereplast resins that we are able to use to manufacture cups. We continue to do further development, testing and sampling of new materials, such as post-consumer fiber and polyactic acid (“PLA”), for use in paper and plastic products that are eco-friendly and derived from natural or renewable resources.

Also in 2006, we further expanded our Trophy product line with the addition of our 32oz Trophy Go Cup and further expanded our Traveler Plus lid product line by introducing a Traveler Plus lid for use with our Trophy hot cups. In the consumer market, we developed a new line of microwaveable products, Microwaveable SoloGrips Plates, and a new line of private label cutlery.

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

Employees

As of December 31, 2006, we had approximately 11,500 employees worldwide, including approximately 10,100 in the United States and 1,400 in other countries; approximately 9,300 of these employees worldwide were hourly workers. As of December 31, 2006, approximately 1,800 of our hourly employees were covered by collective bargaining agreements. We currently have collective bargaining agreements in effect at our facilities in Oshkosh and Appleton, Wisconsin; Springfield, Missouri; Augusta, Georgia; Indianapolis, Indiana; Scarborough, Ontario, Canada; and Cuautitlan, Mexico. These agreements cover all hourly-paid production, maintenance and distribution employees at each facility except for Augusta, Georgia, and contain standard provisions relating to, among other things, management rights, grievance procedures, strikes and lockouts, seniority and union rights. The agreement for Augusta, Georgia also covers employees who work in the power facility. The current expiration dates of the Appleton, Augusta, Indianapolis, Oshkosh, Springfield, Ontario, and Cuautitlan agreements are March 31, 2009, October 30, 2008, December 1, 2007, May 31, 2007, February 28, 2011, November 30, 2008 and December 31, 2007, respectively. Other than the agreements described above, no employees are currently covered by collective bargaining agreements. We believe that we have good relationships with our employees.

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

We are presently, and may in the future be, subject to liability for the investigation and remediation of environmental contamination, including contamination caused by other parties. This includes properties that we own or operate or that we formerly owned or operated and other properties where we or our predecessors have arranged for the disposal of hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Any present or future investigations and remedial efforts relating to environmental matters could entail material costs or otherwise result in material liabilities. Any amount of future clean up costs and other environmental liabilities could also be material. We believe that there are not currently any material pending environmental investigations at our plants or sites or at third party sites for which we are liable. However, there can be no assurance that we will not be involved in any such proceedings in the future and that any amount of future clean up costs and other environmental liabilities will not be material.

We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist at our facilities or at third party sites for which we are liable. Enactment of stricter laws or regulations, a stricter interpretation of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at our own or third party sites may require us to make additional expenditures, some of which could be material.

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

Some of our facilities contain asbestos. Although there may be no current legal requirement to remove it, we monitor such asbestos on an ongoing basis and maintain and/or remove it as appropriate to prevent the release of friable asbestos. We believe the costs associated with this program will not be material to our business, financial condition, results of operations or cash flows.

We have received a number of requests for information or notifications of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 regarding the investigation or cleanup of environmental contamination at third party sites. We have no reason to believe that the final outcome with respect to these matters will have a material adverse effect on our financial condition, results of operations or cash flows. However, no assurance can be given about the ultimate effect, if any, of such matters on us.

Available Information

Our Internet website is www.solocup.com. We make available free of charge on our website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (“SEC”).

Item 1A.	Risk Factors.

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

RISK FACTORS

We may not be able to manage our business as we might otherwise because of our significant debt.

We have a significant amount of debt. As of December 31, 2006, we had total debt of $1,150.1 million, of which $325.0 million consisted of our 8.5% Senior Subordinated Notes and $823.1 million consisted of borrowings under our domestic and Canadian credit facilities. On December 22, 2006, the Company increased its availability for borrowings under its senior secured second lien term loan facility by an additional $50.0 million.

Our high level of debt could have important consequences, including the following:

•

requiring that we use a large portion of our cash flow to pay principal and interest on the notes, the credit facilities and our other debt, which will reduce the availability of cash to fund working capital, capital expenditures, research and development and other business activities;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restricting us from making strategic acquisitions or exploiting business opportunities;

•	making it more difficult for us to satisfy our obligations with respect to the notes and our other debt;

•	placing us at a competitive disadvantage relative to competitors that have less debt; and

•	limiting our ability to borrow additional monies in the future to fund working capital and capital expenditures, sell assets, repurchase capital stock or pay dividends.

In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, debt service on our variable-rate debt will rise, which would adversely affect our cash flow. Although our credit facilities require us to employ hedging strategies such that not less than 50% of our total debt carries a fixed rate of interest through February 2007, any hedging agreements put in place may not offer complete protection from this risk. Additionally, the remaining portion of the credit facilities is not hedged and, therefore, is subject to changes in interest rates.

We also may incur additional debt in the future. Although the indenture governing the notes and the terms of our credit facilities contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and debt incurred in compliance with these restrictions could be significant. In addition, we may refinance all or a portion of our debt, including borrowings under our credit facilities, and incur more debt as a result. As of December 31, 2006, our credit facilities (domestic and Canadian) permitted additional borrowing of up to $32.5 million (after giving effect to outstanding letters of credit). In March 2006, the Company entered into a senior secured second lien term loan facility of $80.0 million and in December 2006, that second lien term loan facility was increased by an additional $50.0 million. If we incur new debt, the significant risks described above would intensify.

If we are unable to generate sufficient cash from operations, a sale-leaseback transaction, and sales of non-strategic assets, we may default under our credit agreements and notes governing our indenture.

We are required under our credit agreements to maintain compliance with certain financial covenants. We cannot guarantee that we will be able to satisfy these covenants in the future. Our ability to continue to comply with our covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. To meet these covenants in 2007, we are relying on generating sufficient cash from operations, a sale-leaseback transaction and selling non-strategic assets to pay down existing debt under our credit agreement. Failure to do so could cause us to not meet a financial covenant and thereby trigger a default under our credit agreements unless a waiver was obtained. A default under our credit agreements could restrict or terminate our access to our borrowing capacity under our credit agreements and materially impair our ability to meet our obligations as they come due. If we do not meet our financial covenants and we do not obtain a waiver, our lenders may accelerate payment of all amounts outstanding which would immediately become due and payable, together with accrued interest. Such an acceleration would cause a default under the notes governing our indenture and other agreements that provide us with access to funding. Any one or more defaults, or if we cannot generate sufficient cash from operations, a sale-leaseback transaction or sales of non-strategic assets, may require us to seek additional capital or modifications to our credit agreements which may not be available. Additionally, our vendors may require us to pay cash in advance or obtain letters of credit as a condition to selling us their products and services. Any of these risks and uncertainties could have a material adverse effect on our financial position, results of operations and cash flow.

We may not realize all cost savings, synergies or revenue enhancements that we anticipate with the successful completion of the Company’s Performance Improvement Program.

In 2006, the Company announced the launch of a Performance Improvement Program (“PIP”) designed to reduce costs and help drive profitable growth. The PIP targets opportunities in supply chain and operations; selling, general and administrative expenses; and sales and marketing. Even if we successfully complete the PIP, we may not be able to realize all the cost savings, synergies or revenue enhancements that we anticipate, either in the amount or the time frame that we currently expect. Additionally, the costs of achieving these benefits may be higher than what we currently expect. Our ability to realize anticipated cost savings, synergies and revenue enhancement may be affected by a number of factors, including but not limited to the following:

•

failure to realize cost savings anticipated as a result of commercial optimization, productivity improvement, organization restructuring, and reducing selling, general and administrative expenses and other costs;

•	difficulties and unanticipated expenses related to implementing the PIP; and

•	increases in other expenses, operating losses or problems unrelated to the completion of the PIP may offset the cost savings and other synergies achieved as a result of completing the PIP.

We have determined that certain material weaknesses existed in our internal control over financial reporting, including our disclosure controls and procedures, which, if not remedied effectively, could have an adverse effect on our business and result in further material misstatements in our consolidated financial statements in future periods.

Our failure to maintain adequate control over financial reporting processes and procedures resulted in adjustments to our previously issued consolidated financial statements related to accounting for and reporting of the timely recognition of certain credits to customers, accounts payable and accrued expenses and the valuation of certain assets.

In 2006, in conjunction with our restatement of certain financial statements, we determined that certain of the errors resulted from deficiencies in our disclosure controls and procedures. Our management has determined that those deficiencies resulted in material weaknesses in our internal control over financial reporting and resulted in the Company amending and restating certain of our annual and interim consolidated financial statements. See Item 9A. Controls and Procedures. A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

We have taken steps to remediate the material weaknesses, and will continue to take additional remedial actions in 2007. Although we believe the actions we have taken to date and our remediation plan will address the material weaknesses, we continue to evaluate our disclosure controls and procedures and our internal control over financial reporting, and may modify, enhance or supplement them in the future. Any modifications, enhancements or supplements to our control systems could be costly to prepare or implement, divert the attention of our management from operating our business, and cause our operating expenses to increase. If we fail to maintain adequate internal controls, including any failure to implement required new or improved controls, or we encounter difficulties in their implementation, our business and operating results could be harmed, additional significant deficiencies could be identified, we may fail to meet our periodic reporting obligations and/or future consolidated financial statements may contain material misstatements that could result in further restatements of our financial statements. The occurrence of any of the foregoing could harm our business, operating results and reputation and cause our investors and lenders to lose confidence in our reported information.

Downgrades in our corporate ratings may impact the credit terms offered to us by our vendors and the interest rates offered to us if we require any additional capital or financing.

Although we believe existing cash, funds generated by operations, working capital management, non-strategic asset sales and amounts available under our credit facilities collectively provide adequate resources to fund our ongoing operating requirements, we may be required to seek additional financing to compete effectively in our market. Corporate ratings and any downgrades to such ratings may increase interest rates offered to us for additional financing and impact the credit terms that we are offered from our vendors. We have experienced downgrades in the past and may experience further downgrades. Our corporate ratings as of March 20, 2007 were B- for Fitch, B3 for Moody’s and CCC+ for Standard & Poor’s.

We face risks related to the restatement of our consolidated financial statements that increases the possibility that we may face legal or regulatory proceedings related to our restatement.

We restated certain of our previously issued consolidated financial statements by filing on October 16, 2006 Form 10-K/A for the fiscal year ended January 1, 2006 and Form 10-Q/A for the thirteen weeks ended April 2, 2006. In our Form 10-Q for the thirteen weeks ended July 2, 2006, also filed on October 16, 2006, certain of our previously issued consolidated financial statements for the thirteen and twenty-six weeks ended July 3, 2005 were restated. As a result of the restatement, we have become subject to additional risks and uncertainties. These include the increased possibility of legal or regulatory proceedings against us. Companies that restate their financial statements may face litigation claims and/or SEC proceedings following such a restatement of financial results. The defense of any such claims or proceedings may divert our management’s attention and resources and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Even if resolved in our favor, any litigation or proceedings brought against us could cause us to incur significant legal and other expenses and have a material impact on our financial position, results of operations and cash flow.

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

We will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. As a result, we have recently implemented a new order management system. Any delay or difficulties in the implementation of, or transition to our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records, and report financial and management information on a timely and accurate basis. In addition, as we add or modify functionality, new problems could arise that we have not foreseen. Such problems could adversely impact our ability to timely provide quotes, fulfill customer orders, ship products, implement pricing programs, bill and track our customer orders, fulfill contractual obligations, and otherwise run our business. Failure to timely, properly or adequately address these issues could result in loss of customers, the diversion of management’s attention and resources, impact our ability to manage our business, and have a material adverse effect on our business, results of operations or cash flows.

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

Our principal raw materials include resins and paperboard. Periods of short supply for these raw materials may occur. In addition, prices for our raw materials fluctuate. When raw material prices decrease, we face increased pressure from our customers to reduce our selling prices for products containing such raw material. When raw material prices increase, our selling prices have historically also increased, although often with a time lag. The impact of raw material price changes is affected by a number of factors, including the level of inventories at the time of price changes, the specific timing and frequency of price changes and the lead and lag time that generally accompanies the implementation of both raw material price changes and subsequent selling price changes. If raw material prices increase and we are unable to pass the price increases on to our customers or there is a significant time lag in any price increases we are able to implement, our profitability may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations. In the event raw material prices increase over a period of several months, profit margins may be reduced. We have not historically employed hedging strategies to limit our exposure to fluctuations in raw material prices on any meaningful level. To the extent that our supply of raw materials becomes restricted and we cannot locate or substitute adequate alternative sources, our profitability also may be adversely affected. We cannot predict whether our customer preferences for the materials used in our products will change over time and what raw materials will be used in the future.

We are subject to extensive environmental regulation and significant potential environmental liabilities.

Our operations are subject to comprehensive and frequently changing federal, state, foreign and local environmental and occupational health and safety laws and regulations, including laws and regulations governing the use of certain raw materials in our products, emissions of air pollutants, discharges of waste and storm water, the management of hazardous substances and the disposal of hazardous waste. We are presently, and may in the future be, subject to liability for the investigation and remediation of environmental contamination, including contamination caused by other parties, at properties that we own or operate or that we formerly owned or operated and at other properties where we or our predecessors have arranged for the disposal of hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Any present or future investigations and remedial efforts relating to environmental matters could entail material costs or otherwise result in material liabilities. Any amount of future clean up costs and other environmental liabilities could also be material. We need to conduct our operations in compliance with the environmental permits granted by federal, state, foreign and local authorities. There are various risks associated with noncompliance with these permits, including cessation of our operations at the noncompliant facilities and significant fines and penalties.

We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or affect the use of our products, or what environmental conditions may be found to exist at our facilities or at third party sites for which we are liable. Enactment of stricter laws or regulations, stricter interpretation of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at our own or third party sites may require us to make additional expenditures, some of which could be material.

Local and state laws and regulations affecting the types of raw materials we may use in our products have been adopted in certain municipalities which restrict our ability to sell certain disposable foodservice products that contain raw materials that are non-recyclable, or do not biodegrade or compost. If we are unable to substitute raw materials that meet new environmental regulations, our sales may decline in those localities where such laws and regulations have been adopted and result in an adverse effect on our business, results of operations or cash flows.

Our international operations expose us to risks related to conducting business in multiple jurisdictions outside the United States.

The Company’s international operations consist of operating subsidiaries in five countries as well as international export sales originating both in the U.S and our international subsidiaries. The international scope of our operations may lead to volatile financial results and difficulties in managing our business. The Company generated approximately 14% of its net sales outside the United States for the year ended December 31, 2006. International sales and operations are subject to a number of risks, including the following:

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

All of our outstanding capital stock is owned by our parent company, SCIC. Holders of SCC Holding’s voting interests control 100% of the outstanding common stock of SCIC, and affiliates of Vestar Capital Partners hold 99.6% of the outstanding convertible participating preferred stock (“CPPS”) of SCIC, with the remaining balance of the CPPS held by members of our management.

The CPPS is currently convertible at any time, at the option of the holders, into 32.7% of the common stock of SCIC. The CPPS is entitled to vote on all matters, voting together with the holders of common stock as a single class. Holders of a majority of the outstanding shares of CPPS, voting as a separate class, are entitled to elect a majority of individuals to the board of directors of SCIC and the Company. In December 2006, Vestar became entitled, pursuant to the Stockholders Agreement between Vestar, SCIC, SCC Holding and the Company, to appoint a majority of the Board of Director positions of the Company. If Vestar receives a bona fide offer from a third party to purchase (whether by stock purchase, merger or otherwise), at least 80% of the Company’s common stock, SCC Holding has agreed at Vestar’s request to vote in favor of such offer.

The interests of SCC Holding and the holders of SCIC’s CPPS, including Vestar, could conflict with the interests of our note holders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of these indirect equity holders might conflict with the interests of a note holder. SCIC’s stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though the transactions might involve risks to a holder of the notes. In addition, SCC Holding or its affiliates and Vestar or its affiliates may in the future own businesses that directly compete with ours. While we are subject to certain provisions of the Sarbanes-Oxley Act of 2002, these provisions do not require us to have independent directors.

The loss of one or more of our principal customers could have a material adverse effect on our business, financial condition or results of operations.

We have a number of large customers that account for a significant portion of our net sales. For the 2006 fiscal year, our five largest customers represented approximately 24.5% of net sales, with no one customer accounting for more than 7% of net sales. The loss of one or more of our large customers could have a material adverse effect on our business, financial condition or results of operations. In line with industry practice, we generally do not enter into long-term sales agreements with customers.

Prolonged work stoppages at plants with union employees could adversely affect our results and jeopardize our business and financial position.

As of December 31 2006, approximately 16% of our employees were covered by one or more collective bargaining agreements. This percentage may increase in the future. These collective bargaining agreements have staggered expirations over the next five years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, upon the expiration of existing collective bargaining agreements, new agreements may not be reached without union action and any new agreements may not be on terms satisfactory to us.

We may undertake divestitures or make other acquisitions and consequently face management diversion and other risks.

We may pursue divestitures or make additional acquisitions in the future. Any future divestitures or acquisitions could be of significant size and may involve either domestic or international parties. To acquire and integrate a separate organization or to divest a portion of our business would divert management attention from other business activities. This diversion, together with other difficulties we may encounter in integrating an acquired business or selling a portion of our business, could have a material adverse effect on our business, financial condition or results of operations. Moreover, we may not realize any of the anticipated benefits of an acquisition or divestiture and integration or divestiture costs may exceed anticipated amounts. In connection with future acquisitions, we may also assume the liabilities of the businesses we acquire. These liabilities could materially and adversely affect our business and financial condition.

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

Our executive offices are located in Highland Park, Illinois. We own, lease and operate manufacturing and distribution facilities throughout North America and in Japan, Panama and the United Kingdom. The table below provides summary information regarding our material manufacturing, distribution, office and warehouse properties. We believe these properties, which are being used for their intended purposes, are adequate and well maintained. Substantially all of our properties are pledged as collateral under our senior secured first lien credit facility. See Item 7. As part of our integration of SF Holdings, we announced the closure of certain facilities. In January 2005, we announced the closure of our facility located in St. Albans, Vermont which was completed in the second quarter of 2006. In February 2005, we announced the closure of Glens Falls, New York and Springfield, Missouri. We completed the closure of Glens Falls, New York in the first quarter of 2006 and in 2006 we decided not to proceed with closing the Springfield, Missouri facility, which will now remain open. In 2006, we completed the construction of a new distribution center in Social Circle, Georgia that, upon completion, we began leasing. Distribution operations from the Conyers, McDonough and Jonesboro distribution centers in Georgia were successfully moved to Social Circle. Below is a list of our material manufacturing and distribution facilities as of December 31, 2006.

Facilities
Location		Function	Owned /Leased	Size (Approximate Square Footage)
California	El Cajon	Manufacture	Leased	101,410
	Rialto	Distribution Center	Leased	870,000
Georgia	Augusta	Manufacture	Owned	369,000
	Conyers	Manufacture	Owned	365,890
	Social Circle	Distribution Center	Leased	1,300,716
Idaho	Twin Falls	Manufacture	Owned	130,000
Illinois	Chicago	Manufacture	Owned	869,000
	Highland Park	Executive Office/Manufacture	Owned	317,000
	University Park (2 facilities)	Distribution Center	Leased	1,846,025
	Urbana	Manufacture	Owned	313,000
	Wheeling	Manufacture	Owned	333,000
Indiana	Indianapolis	Distribution Center	Leased	735,000
Maryland	Aberdeen	Distribution Center	Leased	205,030
	Federalsburg	Manufacture	Owned	450,000
	Hampstead	Distribution Center	Leased	1,034,000
	Havre de Grace	Distribution Center	Owned	502,000
	Owings Mills (2 facilities)	Manufacture/Distribution Center	Owned/ Owned	1,753,000
Massachusetts	Leominster	Manufacture	Owned	144,000
	North Andover	Manufacture	Leased	249,000
Missouri	Springfield	Manufacture	Owned	942,000
Nevada	North Las Vegas	Manufacture	Leased	195,000
New Mexico	Belen	Manufacture	Owned	175,000
Oklahoma	Ada	Manufacture	Owned	267,000
Texas	Dallas	Manufacture/Distribution Center	Owned	1,304,000
	Dallas (2 facilities)	Distribution Center	Leased	455,000
Washington	Sumner	Distribution Center	Leased	401,076
Wisconsin	Appleton (2 facilities)	Manufacture/	Owned	271,000
		Distribution Center	Leased	118,000
	Oshkosh	Manufacture/Distribution Center	Owned	486,000

Non-U.S.	Mississauga, Ontario, Canada	Distribution Center/Office	Leased	262,000
	Toronto, Ontario, Canada	Manufacture/Distribution Center	Owned	400,000
	Japan—Fuji	Manufacture	Owned	51,000
	Japan—Kumamoto	Manufacture	Owned	141,000
	Japan—Kumamoto	Distribution Center	Leased	38,000
	Cuautitlan, Mexico (4 facilities)	Manufacture/Distribution Center	1 Owned/3 Leased	105,500
	Panama (3 facilities)	Manufacture/Distribution Center	2 Owned/1 Leased	182,500
	United Kingdom (4 facilities)	Manufacture/Distribution Center	Leased (1)	287,000

(1)	At one of these facilities we own a building on leased land.

We also utilize a small number of third party warehouses on a pay for use basis.

Item 3.	Legal Proceedings.

We are involved in various claims and legal actions arising from time to time in the ordinary course of business. While we cannot predict the outcome of these claims and actions with certainty, management believes that we are not party to any pending legal proceedings, the ultimate disposition of which would have a material adverse effect on the Company’s business, consolidated financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.

On December 15, 2006 pursuant to terms of a Transition Agreement dated December 14, 2006 among Vestar, Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding and SCIC, an action to appoint four additional directors by Vestar was submitted to SCIC, the sole shareholder of the Company, and was approved by written consent.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for our common stock. SCIC, the Company’s parent company, is the owner of record of all of our common stock. We do not have any equity compensation plans under which our securities may be issued. See Note 16 to the Company’s consolidated financial statements in Item 8 of this Form 10-K for information regarding SCIC’s equity compensation plan.

Since our formation in January 2004, we have not paid dividends on our Solo Delaware common stock and we do not anticipate paying cash dividends in the foreseeable future. In addition, our bank credit facilities and the indenture governing our 8.5% Senior Subordinated Notes due 2014 restrict our ability to pay dividends on our common stock.

Item 6.	Selected Financial Data.

The following table sets forth selected historical consolidated financial data for Solo Cup Company and its subsidiaries. The information in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and Solo Cup Company’s consolidated financial statements, including the related notes, included in Item 8 of this Form 10-K.

(In millions)	Year Ended December 31, 2006	Year Ended January 1, 2006	Year Ended December 31, 2004 (1)	Year Ended December 31, 2003 (2)	Year Ended December 31, 2002 (2)
Statement of Operations Data:
Net sales	$2,489.9	$2,431.6	$2,110.8	$876.3	$835.7
Cost of goods sold	2,224.9	2,122.5	1,813.9	770.0	710.5

Gross profit	265.0	309.1	296.9	106.3	125.2
Selling, general and administrative expenses	265.9	267.3	235.5	103.1	102.1
Impairment of goodwill	228.5	—	—	—	—
Contract dispute resolution	—	—	25.4	—	—
Other operating (income) expense, net	5.0	(6.1)	(7.6)	(1.6)	(4.3)

Operating (loss) income	(234.4)	47.9	43.6	4.8	27.4
Interest expense, net	90.7	72.6	55.5	14.4	12.2
Prepayment penalties	—	—	30.7	—	3.0
Loss on debt extinguishment	—	—	0.9	—	—
Other (income) expense, net	(6.9)	4.1	(3.5)	(2.8)	(4.6)
Income tax provision (benefit) (3)	55.1	(9.0)	10.1	3.1	0.8
Minority interest	—	(0.4)	0.2	0.1	(0.3)
Cumulative effect of changes in accounting principles (net of tax)	—	—	—	—	0.2

Net (loss) income	$(373.3)	$(19.4)	$(50.3)	$(10.0)	$16.1

Balance Sheet Data:
Cash and cash equivalents	$26.4	$12.1	$15.9	$3.3	$12.6
Working capital	462.2	443.6	385.7	48.7	66.5
Property, plant and equipment, net	709.9	756.2	823.1	299.3	302.3
Total assets	1,542.4	1,844.7	1,888.6	619.0	616.3
Total debt, including current maturities	1,150.1	1,043.3	1,018.1	253.0	235.5
Total shareholder’s equity	13.6	385.5	412.6	236.6	251.6
Other Financial Data:
Net cash (used in) provided by operating activities	$(46.9)	$2.7	$(23.2)	$29.6	$71.3
Net cash used in investing activities	(38.5)	(30.9)	(907.1)	(44.7)	(29.6)
Net cash provided by (used in) financing activities	99.8	24.5	944.7	3.6	(31.6)
Capital expenditures	65.1	53.1	42.2	34.7	47.9
Depreciation and amortization	100.8	104.1	93.7	41.7	38.1
Cash dividends declared (4)	—	—	13.8	9.2	9.2

(1)	Amounts for the fiscal year ended December 31, 2004 include the results of SF Holdings from February 22, 2004 to January 2, 2005.

(2)

The financial information as of December 31, 2003 and for all prior periods present the financial position and results of operations of Solo Illinois, which are the same operations as those of the Company under a different capital structure.

(3)

Solo Illinois was subject to taxation under subchapter S of the Internal Revenue Code in the United States. Effective January 1, 2004, Solo Illinois became subject to taxation under subchapter C of the Internal Revenue Code in the United States and, consequently, federal income tax liabilities of Solo Illinois that previously flowed through to the shareholders prior to the acquisition of SF Holdings are included as liabilities of Solo Illinois after December 31, 2003.

(4)	The cash dividends declared in 2004 represent $13.8 million payable to shareholders of the Class A and Class B common stock of Solo Illinois, which was retired in February 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We are a leading global producer and marketer of disposable foodservice products including cups, lids, food containers, plates, bowls, portion cups, stirrers, straws, cutlery, napkins, placemats, tablecovers and disposable food packaging containers, with products available in plastic, paper and foam. We serve two primary customer groups, foodservice and consumer. Sales to foodservice customers accounted for approximately 81% of our net sales in 2006. Sales to consumer customers accounted for approximately 19% of our net sales in 2006.

The principal raw materials for our plastic products are resins, including polystyrene, polypropylene and APET. Resin prices are influenced by oil, natural gas, benzene and other input prices, increases or decreases in supply capacity and changes in demand. Benzene prices, which are a major contributor to the cost of polystyrene, have remained elevated and volatile due to demand fluctuations for gasoline additive usage.

The principal raw material used in our paper operations is solid bleached sulfate paperboard. Paper prices are driven by global supply and demand as well as input costs for energy, fiber, chemicals, polyethylene and transportation.

For the year ended December 31, 2006, we reported a $373.3 million net loss that includes the impairment of goodwill of $228.5 million and the establishment of a valuation allowance for deferred tax assets of $118.5 million. The goodwill impairment charges of $228.5 million were determined based on the results of an interim goodwill impairment test which was triggered by certain events, including the Company’s continuing net losses, significant increases in raw material costs and the impact of such increases on working capital and gross margin, as well as changes in our executive management team. The establishment of a valuation allowance for deferred tax assets of $118.5 million primarily relates to our expectation that we may not realize the full benefit of our net operating loss carryforwards. Other contributing factors to the decrease in operating results relate to higher resin and energy prices, costs associated with implementing our new order management system, and severance resulting from our reductions-in-force and the departure of certain executive officers.

We continue to have a significant amount of outstanding debt. As of December 31, 2006, we had total debt of $1,150.1 million. In December 2006, we entered into amendments to our first and second lien facilities which increased our borrowing capacity from $80.0 million to $130.0 million under the term loan under the second lien facility and modified the financial covenants we are required to meet. See further discussion of our liquidity position under Liquidity Outlook below.

Our focus in 2007 is on increasing operating results through the implementation of our performance improvement program, fine-tuning the implementation of our new order management system, focusing on cash and tightening spending. In addition, we continue to focus considerable attention to filling key positions in our executive management team.

Our performance improvement program was launched at the end of 2006. It is aimed at achieving significant and sustainable increases in operating results and cash flow. The program is organized into three major components: (1) Supply Chain, (2) Selling, General and Administrative Expense (“SG&A”) and (3) Commercial Optimization.

(1)	The Supply Chain component targets improvements in purchasing, manufacturing and inventory management. In purchasing, we are taking steps to improve our procurement processes to help reduce costs. In manufacturing, we are focused on productivity improvements to help reduce costs. In inventory management, we are working to increase inventory turns in order to reduce costs while maintaining appropriate service levels.

(2)	The SG&A component focuses on corporate costs. The first step in our SG&A cost reduction was our planned reduction-in-force in December 2006. The next step in our SG&A cost reduction includes standardizing and enforcing our expense policies and improving related processes.

(3)	The Commercial Optimization component focuses on marketing and sales activities. This effort is aimed at increasing productivity, effectiveness and profitability in these functions by evaluating our pricing and marketing strategy and product mix and implementing new sales incentives.

During the first quarter of 2007, we launched a new order management system that for the first time allows our customers to order the majority of our products on one purchase order. Previously, our customers had to order Sweetheart products and Solo products on two separate purchase orders. As expected, we have experienced the typical challenges of implementing a new system, including training our employees and customers on these new ordering processes and procedures. However, we are seeing a reduction in issues as our customers and employees become more familiar with our new policies, procedures and processes. We are beginning to experience the expected benefits and efficiencies of having visibility to more reliable ordering, filling and shipping information, and are able to better track and fulfill our customers’ orders.

We also recognize that our current liquidity situation requires us to tighten spending and explore cash savings opportunities, both through our performance improvement program described above, as well as executing certain sales of non-strategic assets.

Results of Operations for the 2006, 2005 and 2004 Fiscal Years

				2006 vs. 2005		2005 vs. 2004
	Fiscal Year (1)			Favorable / (Unfavorable)
(In thousands)	2006	2005	2004	$	%	$	%
Net sales	$2,489,919	$2,431,557	$2,110,838	$58,362	2.4%	$320,719	15.2%
Cost of goods sold	2,224,867	2,122,452	1,813,946	(102,415)	(4.8)	(308,506)	(17.0)

Gross profit	265,052	309,105	296,892	(44,053)	(14.3)	12,213	4.1
Selling, general and administrative expenses	265,873	267,301	235,529	1,428	0.5	(31,772)	(13.5)
Impairment of goodwill	228,537	—	—	(228,537)	*	—	—
Contract dispute resolution	—	—	25,389	—	—	25,389	*
Loss (gain) on sale of property, plant and equipment	5,017	(6,069)	(7,584)	(11,086)	*	(1,515)	(20.0)

Operating (loss) income	(234,375)	47,873	43,558	(282,248)	*	4,315	9.9
Interest expense, net	90,705	72,550	55,490	(18,155)	(25.0)	(17,060)	(30.7)
Prepayment penalties	—	—	30,690	—	—	30,690	*
Loss on debt extinguishment	—	—	916	—	—	916	*
Foreign currency exchange (gain) loss, net	(6,806)	4,262	(3,224)	11,068	*	(7,486)	*
Other (income) expense, net	(141)	(193)	(311)	(52)	(26.9)	(118)	(37.9)

Loss before income taxes and minority interest	(318,133)	(28,746)	(40,003)	(289,387)	*	11,257	28.1
Income tax provision (benefit)	55,117	(8,960)	10,113	(64,077)	*	19,073	*
Minority interest	—	(409)	214	(409)	*	623	*

Net loss	$(373,250)	$(19,377)	$(50,330)	$(353,873)	*	$30,953	61.5%

*	Not meaningful

(1)

In June 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from the year ended December 31 to the 52- or 53-week period ending on the last Sunday in December, except that fiscal year 2005 ended on January 1, 2006. All subsequent fiscal years will end on the last Sunday in December. In our discussion and analysis of financial condition and results of operations, we refer to the year ended December 31, 2006 as “Fiscal Year 2006”, the year ended January 1, 2006 as “Fiscal Year 2005,” and the year ended December 31, 2004 as “Fiscal Year 2004.”

Fiscal Year 2006 Compared to Fiscal Year 2005

Net sales

Net sales increased $58.4 million, or 2.4%, to $2,489.9 million for Fiscal Year 2006 compared to $2,431.6 million for Fiscal Year 2005. The increase in net sales reflects a 3.8% increase in average realized sales price and a 1.4% decrease in sales volume as compared to the prior year. The increase in average realized sales price reflects both the impact of pricing increases we implemented in response to higher raw material costs as well as a shift in product mix. The decrease in sales volume also reflects a shift in product mix in addition to the impact of competitive pricing pressure.

Cost of goods sold

Cost of goods sold increased $102.4 million, or 4.8%, for Fiscal Year 2006 compared to the prior year. The increase included a charge of $9.8 million to write-off obsolete spare parts and inventory during our second fiscal quarter due to a change in accounting estimate. The increase in cost of goods sold was offset by $22.1 million of curtailment gains related to negotiated changes in postretirement benefits for certain active employees. The remaining increase in cost of goods sold was primarily due to higher raw material costs, and to a lesser extent, increased utility and transportation costs. These cost increases were partially offset by reduced labor costs resulting from our reduction-in-force in April 2006.

Gross profit

Gross profit decreased $44.1 million, or 14.3%, to $265.1 million for Fiscal Year 2006 compared to $309.1 million for Fiscal Year 2005. Excluding the $9.8 million reserve for spare parts and inventory obsolescence and the $22.1 million of curtailment gains described above, the decrease in gross profit reflects our inability to pass through all raw material cost increases and optimize the pricing programs offered to our customers. As a percentage of net sales, gross profit decreased to 10.6% in 2006 from 12.7% in 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $1.4 million, or 0.5%, to $265.9 million in Fiscal Year 2006 compared to $267.3 million in Fiscal Year 2005. During Fiscal Year 2006 and 2005, selling, general and administrative expenses included integration costs of $3.4 million and $25.2 million, respectively, related to the SF Holdings Acquisition. Excluding the impact of reduced integration costs in 2006, the increase in selling, general and administrative expenses of $20.4 million was primarily driven by an increase in severance related to the departure of certain senior executives and our reductions-in-force in April and December of 2006, and costs associated with the expansion and upgrade of our order management system. As a percentage of net sales, selling, general and administrative expenses were 10.7% for Fiscal Year 2006 versus 11.0% for Fiscal Year 2005.

Impairment of goodwill

During 2006, we initiated a goodwill impairment test. This occurred as a result of (i) continuing net losses, (ii) significant increases in raw material costs and the impact of such increases on working capital and gross margin, and (iii) changes in our executive management team. As a result of these events, we determined that an impairment test of our North America and Europe reporting units should be performed. The impairment test was performed as of July 2, 2006 and, as a result, we recorded a goodwill impairment charge of approximately $228.5 million.

Loss (gain) on sale of property, plant and equipment

Loss on sale of property, plant and equipment was $5.0 million in Fiscal Year 2006 compared to a gain on sale of property, plant and equipment of $6.1 million in Fiscal Year 2005. The current year loss relates to the retirement of various machinery and equipment while the prior year includes a $6.8 million gain on the sale of land and buildings related to facilities previously closed as part of a consolidation of manufacturing, distribution and warehousing operations.

Interest expense, net

Interest expense, net increased $18.2 million, or 25.0%, to $90.7 million for Fiscal Year 2006 compared to $72.6 million for Fiscal Year 2005. This resulted primarily from higher interest rates in addition to higher outstanding borrowings driven by the $80.0 million of proceeds received during March 2006 under the Second Lien Facility.

Income tax provision

Income tax provision was $55.1 million in Fiscal Year 2006 compared to a benefit of $9.0 million in Fiscal Year 2005. The provision in Fiscal Year 2006 included a $118.5 million income tax charge to record a valuation allowance for certain deferred tax assets, which was partially offset by the tax benefit generated from domestic operations.

Fiscal Year 2005 Compared to Fiscal Year 2004

On February 27, 2004, with an effective date of February 22, 2004, we acquired 100% of the outstanding capital stock of SF Holdings (“SF Holdings Acquisition”). Amounts for Fiscal Year 2004 include the results of SF Holdings from February 22, 2004 to January 2, 2005. Therefore, our discussion of 2005 results compared to 2004 results are partially driven by the effect of including SF Holdings’ results for 12 months in 2005 versus 10 months in 2004.

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

Gain on sale of property, plant and equipment

Gain on sale of property, plant and equipment was $6.1 million in Fiscal Year 2005 compared to $7.6 million in Fiscal Year 2004. Fiscal Year 2005 includes a $6.8 million gain on the sale of land and buildings related to facilities previously closed as part of the consolidation of manufacturing, distribution and warehousing operations, while Fiscal Year 2004 includes gains on the sale of undeveloped land located in Santa Paula, California and Ada, Oklahoma.

Interest expense, net

Interest expense, net increased $17.1 million, or 30.7%, to $72.6 million for Fiscal Year 2005 compared to $55.5 million for Fiscal Year 2004. This resulted from (i) two additional months of interest expense in 2005 associated with the debt issued in connection with the SF Holdings Acquisition, (ii) additional interest on the term loan under the First Lien due to higher interest rates, partially offset by lower average outstanding balances, and (iii) additional interest on the revolving credit facility under the First Lien due to higher interest rates and a higher average outstanding balance.

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

Operating Cash Flows

Net cash used in operating activities during 2006 was $46.9 million compared to net cash provided by operating activities of $2.7 million during 2005. The increased use of cash was primarily driven by increased working capital needs, a reduction in our gross margin and higher interest payments on our long-term debt.

Working capital increased $18.5 million to $462.2 million at December 31, 2006 from $443.6 million at January 1, 2006. Working capital increased as a result of the net decrease in accounts payable and other accrued liabilities offset by the decrease in current deferred tax assets, which were reduced by the establishment of a valuation allowance against certain of the deferred tax assets. The decrease in accounts payable was driven by our focus to reduce inventory levels during the fourth quarter of 2006, which resulted in lower purchasing activity at the end of 2006 versus 2005.

Investing Cash Flows

Net cash used in investing activities during 2006 was $38.5 million compared to $30.9 million during 2005. The increased amount of net cash used in investing activities was driven by increased capital expenditures of approximately $12 million and lower proceeds from the sale of property, plant and equipment of approximately $11 million, partially offset by the release of $15.0 million of cash in escrow for a working capital adjustment and indemnification claims related to the SF Holdings Acquisition.

Capital expenditures during 2006 were $65.1 million compared to $53.1 million during 2005. Included in capital expenditures during Fiscal Year 2006 was approximately $50 million for new equipment, which includes approximately $20 million for our new order management system. Capital expenditures were primarily funded by borrowings under our revolving credit facilities.

Financing Cash Flows

Net cash provided by financing activities during 2006 was $99.8 million compared to $24.5 million during 2005. The increase year over year is primarily driven by the $80.0 million of borrowings under our Second Lien Facility.

The following is a summary of long-term debt at December 31, 2006 and January 1, 2006 (in thousands):

	December 31, 2006	January 1, 2006
First Lien – Term Loan	$632,125	$638,625
First Lien – Revolver	102,600	61,700
Second Lien (1)	80,000	—
8.5% Senior Subordinated Notes	325,000	325,000
Canadian Credit Facility – Term Loan	8,379	9,514
Canadian Credit Facility – Revolver	—	449
Capital lease obligations	2,037	2,447

Total long-term debt	1,150,141	1,037,735
Less: current maturities of long-term debt	8,096	8,726

Total long-term debt, less current maturities	$1,142,045	$1,029,009

(1)

On December 22, 2006, we entered into the second amendment to our Second Lien which allowed additional borrowings of $50.0 million. Subsequently, we received the $50.0 million in January 2007 and used the proceeds to pay down the outstanding borrowings on the revolving credit facility under our First Lien.

The following is a summary of our committed revolving credit facilities at December 31, 2006 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Unused Capacity
First Lien:
Revolving facility	$150,000	$102,600	$25,617	$21,783
Canadian Credit Facility:
Revolving facility	10,725	—	—	10,725

	$160,725	$102,600	$25,617	$32,508

(1)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.

In addition to the unused capacity under our revolving facilities, the term loan under our Canadian Credit Facility had additional borrowing availability of CAD $7.4 million (approximately $6.3 million) as of December 31, 2006.

Second Lien Facility

On March 31, 2006, we entered into a senior secured second lien credit agreement (“Second Lien”). The Second Lien provides a secured term loan facility in the amount of $80.0 million (“Second Term Loan”). The proceeds of the Second Term Loan were used to reduce amounts outstanding under our revolving credit facility under the First Lien. The principal amount will be due upon maturity in February 2012. The Second Lien was subsequently amended by Amendment No. 1, dated October 13, 2006, and by Amendment No. 2, dated December 22, 2006.

Amendment No. 2 to the Second Lien provides for an additional $50.0 million in borrowings and that such borrowings be used to reduce amounts outstanding under the revolving credit facility under our First Lien, as discussed below. On January 5, 2007, we borrowed the additional $50.0 million and used the proceeds to pay down amounts outstanding under the revolving credit facility under our First Lien.

The Second Term Loan bears interest, at our option, at a rate equal to the London Inter-Bank Offer Rate (“LIBOR”) plus 6.25% (referred to as “Eurodollar Rate Loans”); or 5.25% plus the higher of (a) the Bank of America prime rate or

(b) the Federal Funds rate plus  1/2 of 1% (referred to as “Base Rate Loans”). If we pay down the term loan prior to December 22, 2007, we are required to pay a call premium equal to 1% of the principal amount prepaid.

During the year ended December 31, 2006, the Second Term Loan consisted of only Eurodollar Rate Loans with a weighted average annual interest rate of 10.44%. As of December 31, 2006, the interest rate for the Second Lien was 11.62%.

We were in compliance with all covenants under the Second Lien during the year ended December 31, 2006, except for those items described below under “Waiver and Default.”

First Lien Facility

On February 27, 2004, we entered into credit facilities comprised of a $150.0 million revolving credit facility maturing in 2010 and a $650.0 million term loan facility maturing on February 27, 2011 (collectively, the “First Lien”). The revolving credit facility is principally used for working capital purposes, and the term loan facility was used to finance our acquisition of SF Holdings and related transactions. The First Lien was subsequently amended by Amendment No. 1, dated as of March 31, 2005, by Amendment No. 2, dated as of October 14, 2005, by Amendment No. 3 and waiver dated as of March 27, 2006, by Amendment No. 4 and waiver dated as of October 13, 2006 and Amendment No. 5 dated as of December 22, 2006.

The terms of the First Lien, as amended, provide for scheduled principal payments of $1.625 million per quarter through November 27, 2010, with a balloon payment of $606.125 million due on February 27, 2011. All mandatory quarterly payments have been made to date.

For purposes of calculating interest, loans under the First Lien are designated as Eurodollar Rate Loans or, in certain circumstances, Base Rate Loans. Eurodollar rate loans bear interest at the British Bankers Association Interest Settlement Rate for deposits in dollars plus a borrowing margin as described below under Amendment No. 5. Interest on Eurodollar rate loans is payable at the end of the applicable interest period of one, two, three or six months, provided that if the applicable interest period is six months, interest also be paid at three months. Base rate loans bear interest at (a) the greater of (i) the rate most recently announced by Bank of America as its “prime rate” or (ii) the Federal Funds Rate plus  1/2 of 1% per annum, plus (b) a borrowing margin, as described below under Amendment No. 5.

As of December 31, 2006, the weighted average annual interest rate applicable to Eurodollar rate loans was 8.87% and the weighted average annual interest rate applicable to base rate loans was 10.75%. During the year ended December 31, 2006, the weighted average annual interest rate for the credit facilities was 7.64%. At December 31, 2006, under the First Lien, the interest rate on the term loan facility was 8.87% and the interest rate on the revolving credit facility was 10.38%.

A commitment fee of 0.50% on the unused portion of the credit facilities is payable on a quarterly basis.

Waiver and default

In August 2006, as a result of the delay in filing our Form 10-Q for the thirteen weeks ended July 2, 2006, we obtained a waiver under our First Lien and Second Lien to allow additional time to file such report by October 16, 2006. In September 2006, we announced that we had determined to restate certain of our previously issued consolidated financial statements and that our consolidated financial data for previous annual and interim periods contained errors and should therefore not be relied upon. As a result of management’s determination to restate certain of its consolidated financial statements, we informed the administrative agents under our First and Second Lien Facilities that we were in default under such facilities.

Amendment No. 4

On October 13, 2006, we entered into a Waiver and Fourth Amendment to our First Lien and a Waiver and First Amendment to our Second Lien (collectively “Waiver”). The Waiver was effective with respect to financial covenants through January 2, 2007. The Waiver generally waived our noncompliance with the First and Second Lien for events of default resulting from the restatement for the periods restated. The Waiver also provided that if we did not meet the financial covenant ratios for the first fiscal quarter of 2006 (or for prior fiscal periods), to the extent resulting from the restatement, or for any reason did not meet the financial covenant ratios for the second, third and fourth fiscal quarters of 2006 as set forth in the First and Second Lien Credit Facilities, it did not constitute an event of default under such facilities. By entering into the Waiver, we re-established our ability to borrow additional amounts (up to the maximum permitted) under the terms of our $150.0 million revolving credit facility.

Amendment No. 5

On December 22, 2006, we entered into Amendment No. 5 to the First Lien (“Amendment No. 5”). Amendment No. 5 permits an additional $50.0 million of borrowing under our Second Lien. We are required to use the proceeds of the $50.0 million to pay down the revolving credit loans under the First Lien; provided, however, that the $50.0 million payment will not be a permanent reduction to our revolving credit facility under the First Lien.

Amendment No. 5 modified the applicable borrowing margin for the borrowings under the First Lien to provide for different pricing levels depending upon the Company’s consolidated leverage ratio and the type of loan (including letters of credit). Based upon the new pricing levels, the borrowing margin, with respect to revolving credit loans and letters of credit, varies from 2.75% to 3.50% on Eurodollar rate loans and from 1.75% to 2.50% on base rate loans, depending on the Company’s leverage ratio. With respect to the term loan facility under the First Lien, the borrowing margin is 3.50% for Eurodollar rate loans and 2.50% for base rate loans.

Amendment No. 5 also revised the ratios of the financial covenants that we are required to maintain for 2006, 2007, 2008 and 2009, by allowing lower ratios in certain quarters of Consolidated EBITDA to Consolidated Cash Interest Expense, and by allowing higher ratios in certain quarters of Average Total Debt to Consolidated EBITDA (all capitalized terms as defined in Amendment No. 5).

We may dispose of business lines or segments, provided that the disposed assets in aggregate constitute no more than 3% of consolidated total assets during any four fiscal quarters. Pursuant to Amendment No. 5, in addition to the foregoing, the Company may dispose of an additional 17% in aggregate of business lines or segments through December 31, 2007. The proceeds of dispositions of business lines or segments and the disposition of equipment, real property and intellectual property in excess of $10.0 million in any fiscal year must be used to repay amounts outstanding under the First Lien. The reinvestment of such proceeds in the Company or our subsidiaries is no longer permitted.

In addition, the definition of sale and leaseback transactions was expanded and provides that we may enter into such transactions in an aggregate amount not to exceed $175.0 million provided that such transactions are completed on or prior to September 30, 2007 and the proceeds of the dispositions are used to repay the loans under the First Lien and may be used to repay the loans under the Second Lien provided that no default has occurred or is occurring before or after giving affect to the prepayment. If a sale and leaseback transaction is completed after September 30, 2007, we may use the proceeds to prepay loans under the Second Lien only if on the date of such prepayment, after giving pro forma effect thereto, the Company’s consolidated leverage ratio is less than 5.00:1.00 and before and after giving effect to such prepayment, no default has occurred and is continuing.

Amendment No. 5 also added a new consolidated senior leverage ratio covenant that provides that until the amount of debt under the Senior Debt (as defined in Amendment No. 5) is reduced to $250 million, the consolidated senior leverage ratio may not be greater than the designated ratios for each quarter.

We were in compliance with all covenants under the First Lien during the year ended December 31, 2006, except as described above under “Waiver and Default.”

Our obligations under the First Lien and Second Lien are guaranteed by our parent, SCIC, and each existing direct and indirect subsidiary of SCIC other than the Company, subject to certain exceptions. In addition, each significant domestic subsidiary of the Company subsequently formed is required to guarantee these obligations.

The First Lien is secured by:

(i)	all present and future property and assets, real and personal, of the Company, its restricted subsidiaries, and each guarantor, subject to certain restrictions;

(ii)	a pledge of 100% of the stock of each of SCIC’s present and future direct and indirect domestic subsidiaries and a lien on 66.0% of the stock of each controlled foreign corporation subsidiary, as defined;

(iii)	all present and future intercompany debt of the Company, its restricted subsidiaries, and each guarantor; and

(iv)	all proceeds of the foregoing.

Under the First Lien, the Company is required to meet certain restrictive financial covenants, including a maximum consolidated leverage ratio, minimum consolidated interest coverage ratio, a consolidated senior leverage ratio and maximum capital expenditures. The First Lien also contains other various covenants that limit, or restrict our ability to, among other things:

•	incur additional indebtedness, including guarantees;

•	create, incur, assume or permit to exist liens on property and assets;

•	make loans and investments and enter into acquisitions and joint ventures;

•	engage in sales, transfers and other dispositions of the Company’s property or assets;

•	prepay, redeem or repurchase the Company’s debt, or amend or modify the terms of certain material debt or certain other agreements;

•	declare or pay dividends to, make distributions to, or make redemptions and repurchases from, equity holders; and

•	restrict the ability of the Company’s subsidiaries to pay dividends, make distributions and pay management fees.

The Company may make optional prepayments to either the credit facility or the term loan in million dollar increments with a minimum prepayment of $10.0 million.

The Company is required to make a mandatory annual prepayment of the term loan facility and the revolving credit facility in an amount equal to 50% of excess cash flow, as defined in the term loan documentation, when the consolidated leverage ratio is 3.50:1.00 or greater, or 25% of excess cash flow when the Company’s consolidated leverage ratio is less than 3.50:1.00. In addition, the Company is required to make a mandatory prepayment of the term loan facility and the revolving credit facility with, among other things: (i) 100% of the net cash proceeds of any property or asset sale, subject to certain exceptions and reinvestment requirements; (ii) 100% of the net cash proceeds of any extraordinary receipts, as defined in the term loan documentation, such as tax refunds, pension plan reversions, proceeds of insurance or condemnation awards, subject to certain exceptions and reinvestment requirements; (iii) 100% of the net cash proceeds of certain debt issuances, subject to certain exceptions; and (iv) 50% of the net cash proceeds from the issuance of additional equity interests when the consolidated leverage ratio is 3.50:1.00 or greater, or 25% of such proceeds when the consolidated leverage ratio is less than 3.50:1.00. Mandatory prepayments will be applied first to the term loans on a pro rata basis, and thereafter to the revolving loans. For the year ended December 31, 2006, the Company was not required to make a mandatory annual prepayment or any prepayments based on excess cash flow, disposition of assets or extraordinary receipts.

The First Lien requires us to fix the interest rate for a portion of the borrowings through February 2007. As of December 31, 2006, we have four interest rate cap agreements with a total notional amount of $265.0 million. Under these interest rate cap agreements, we receive variable interest rate payments when the three-month LIBOR rises above 6.0%. Three of the interest rate cap agreements, with total notional of $245.0 million, are in effect through September 14, 2007. The remaining interest rate cap agreement, with a notional of $20.0 million, is in effect through October 12, 2007.

8.5% Senior Subordinated Notes

On February 27, 2004, we issued $325.0 million of 8.5% Senior Subordinated Notes due February 15, 2014 (the “Notes”) with interest paid semi-annually every February 15 and August 15. We have made all scheduled interest payments to date. Under the indenture governing the Notes, subject to exceptions, we must meet a minimum fixed charge coverage ratio to incur additional indebtedness.

The Notes are not redeemable until February 15, 2009. Starting on that date, we have the option to redeem all or a portion of the Notes at a redemption price equal to a percentage of the principal amount thereof plus accrued interest as follows:

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

The Notes provide that upon the occurrence of a change in control, as defined, the holders will have an option to require the redemption of the Notes at a redemption price equal to 101.0% of the principal amount thereof plus accrued interest. The indenture governing the Notes contains various covenants which, subject to exception, prohibit, or limit, among other things:

•	asset sales;

•	changes of control;

•	dividend payments;

•	equity repurchases or redemptions;

•	the incurrence of additional indebtedness;

•	the issuance of disqualified stock;

•	certain transactions with affiliates;

•	the creation of additional liens; and

•	certain other business activities.

In August 2006, we announced that we would delay filing our Quarterly Report on Form 10-Q for the thirteen weeks ended July 2, 2006 as a result of an accounting review undertaken when new management was appointed by our Board of Directors in the second and third quarters of 2006. As a result of the delay, we received notice on August 17, 2006 from the trustee under the indenture for the Notes that we failed to comply with the provisions of the indenture requiring that we provide quarterly financial information for the thirteen weeks ended July 2, 2006, to the holders of the notes issued thereunder. Under the terms of the indenture, we had until October 16, 2006, to comply with this requirement. By providing the required quarterly information on October 16, 2006, we satisfied this obligation.

Canadian Credit Facility

On October 19, 2006, Solo Cup Canada Inc. (“Solo Canada”), a Canadian subsidiary of the Company, entered into an Amendment Agreement with GE Canada Finance Holding Company (“GE”) which amended certain terms of the Credit Agreement dated September 24, 2004 (“Original Agreement”), (collectively “Canadian Credit Facility”). The Amendment Agreement, among other things, reallocated the maximum amounts available under each facility, revised the applicable interest rates and amended certain covenants. The term of the Original Agreement was extended from September 24, 2007 to September 29, 2011. The maximum amount available, subject to borrowing base limitations, remains at CAD $30.0 million, with a term facility maximum of CAD $17.5 million and a revolving credit facility maximum of CAD $12.5 million that increases to CAD $16.5 million, on a dollar for dollar basis, as the term loan’s outstanding balance is reduced.

Applicable interest rates under the revolving and term loan facility were reduced at Solo Canada’s option, to the Canadian prime rate plus 0.25%, or the Canadian bankers acceptance rate plus 1.50%. Under the Original Agreement, borrowing under the revolving and term loan facility, at Solo Canada’s option, bore interest at the Canadian prime rate plus 0.50% or Canadian bankers acceptance rate plus 1.75% for the revolving facility, and the Canadian prime rate plus 0.75% or Canadian bankers acceptance rate plus 2.00% for the term loan.

The Amendment Agreement added a new provision, subject to certain restrictions, allowing Solo Canada to use the proceeds from the facilities or cash on hand to make investments in its affiliates or in businesses that are substantially similar to Solo Canada up to a maximum of CAD $10.0 million. A new covenant was also added to allow Solo Canada to make a one time capital expenditure of CAD $6.0 million to provide for increased manufacturing capacity and the minimum fixed charge ratio was revised from 1:1 to 1.25:1 on a rolling twelve month basis.

At December 31, 2006, there was no balance outstanding on the revolving facility, the term loan balance was CAD $9.8 million (approximately $8.4 million) and carried an effective interest rate of 5.83%.

Contractual obligations

The following summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Payments due in fiscal
	Total	2007 (3)	2008	2009	2010	2011	Thereafter
Long-term debt obligations	$1,148,104	$7,741	$7,741	$7,741	$110,342	$609,539	$405,000
Capital lease obligations (1)	2,482	465	315	296	296	296	814
Non-cancelable operating leases	345,237	31,856	29,526	28,877	26,850	24,634	203,494
Interest payments (2)	522,277	106,412	105,579	103,890	98,113	39,220	69,063

Total	$2,018,100	$146,474	$143,161	$140,804	$235,601	$673,689	$678,371

(1)

We have capital leases of approximately 12.3 million yen and approximately 1.0 million GBP (approximately $2.0 million) of which approximately 10.2 million yen and approximately 0.1 million GBP (approximately $0.3 million) is classified as current.

(2)

In estimating future interest payments, we used interest rates in effect as of December 31, 2006 and used our average outstanding borrowings under revolving credit facilities during 2006 as the estimate of future years’ average outstanding borrowings.

(3)	We expect that our contributions in 2007 to our defined benefit plans will be approximately $12 million, which are not included in the contractual obligations table above.

Other Contingencies

We entered into agreements with the State of Illinois (“State”) and the City of Chicago (“City”) relating to the acquisition and development of certain property of the Company located in the City. Pursuant to these agreements, the State and City provided certain grants to us, paid certain costs on our behalf and undertook certain obligations relating to the property. Under these agreements, we are required to fulfill certain obligations relating to development of the property and retention of a certain number of employees. If these obligations were not fulfilled, we may be required to repay certain amounts granted or paid by the City or the State, the net impact of which, we believe, would not be material to our business, financial condition, results of operations or cash flows. During the first quarter of 2007, the Company entered into a purchase and sale agreement to sell the property. The purchase and sale agreement provides that, upon the closing of the sale, the obligations of the Company to the State and City will be satisfied or the Company will otherwise be released from such obligations.

Liquidity Outlook

Management believes that cash generated by operations, amounts available under our credit facilities, proceeds from a sale-leaseback transaction and funds generated from non-strategic asset sales should be sufficient to meet our expected operating needs, planned capital expenditures, payments in conjunction with our lease commitments and debt service requirements over the next twelve months. We expect that our 2007 capital expenditures will be approximately $55 million and contributions to our defined benefit plans will be approximately $12 million.

We have recorded net losses in each fiscal year since the fiscal year ended December 31, 2003. These losses, adjusted for non-cash operating costs such as depreciation and amortization, have not provided sufficient cash flow to offset our working capital needs. This resulted in an overall use of cash from operating activities in fiscal years 2006 and 2004. As a result, we have increased our borrowing availability through the Second Lien that was originated during the first quarter of 2006 and modified in December 2006 to allow for additional borrowings. These credit facilities, as well as the indenture governing the notes described above, impose certain restrictions upon our operations in the form of financial covenants and other terms and conditions that could limit our access to additional funding and impair our ability to meet our obligations as they become due.

While we have unutilized capacity under our credit facilities as of December 31, 2006, our ability to utilize this liquidity depends upon continuing compliance with financial covenants. In order to help ensure continuing compliance with the covenants and provide necessary liquidity to operate our business and implement our business strategies, our focus in 2007 is on improving operating results and cash flow. We have taken, and continue to take, a number of steps to maximize our near-term liquidity to meet our expected working capital needs, fund our capital expenditure requirements and fulfill our lease and debt service obligations over the longer term. We are evaluating opportunities to pay down existing debt through financing in the form of a sale-leaseback transaction and through sales of non-strategic assets. Our focus however, continues to be making the operational improvements that we believe will provide needed long-term financial flexibility and will consider non-core asset sales only at prices and upon terms that are consistent with our view of the value of such assets. Other necessary steps include achieving targeted revenue enhancement and cost savings under our performance improvement program, described more fully in our Executive Summary above. This program was launched in December 2006 and many of its initiatives have already begun to be implemented in the first quarter of 2007.

At December 31, 2006, the Company’s outstanding borrowings under our First Lien and Second Lien, the 8.5% Senior Subordinated Notes and foreign borrowings in the aggregate are approximately $1,150.1 million. Management believes based on its estimates that it is probable that one or more of the initiatives described above will be accomplished during 2007, such that we expect to stay in compliance with all of our financial covenants. Accordingly, we have classified the outstanding balance of the First Lien and Second Lien on our consolidated balance sheet based on their stated maturities.

Off-balance sheet arrangements

We have letters of credit that are obtained to ensure the performance and payment to third parties in accordance with specified terms and conditions. Under the First Lien, we have the ability to issue up to $40.0 million in letters of credit, and all issued letters of credit are secured by the facility. As of December 31, 2006, approximately $25.6 million of standby letters of credit were outstanding under the facility. These standby letters of credit are used primarily to support our workers’ compensation insurance programs. We are not required to provide cash collateral for letters of credit issued, but must adhere to the financial covenants set forth in the First Lien indenture.

Net Operating Loss Carryforwards

As of December 31, 2006, we had approximately $338.7 million of U.S. federal tax net operating loss carryforwards that expire between 2016 and 2026. Approximately $99.7 million of such carryforwards are subject to the provisions of Internal Revenue Code Section 382. During 2006, we assessed the realizability of deferred tax assets, including our net operating loss carryforwards, and concluded that it was more likely than not that the Company would not fully realize the benefits of its existing deferred tax assets and increased our valuation allowance by $118.1 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Critical Accounting Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we must make decisions that impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, current developments and historical experience. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared. Management has discussed the development and selection of these critical accounting estimates with the audit committee of the Board of Directors (“Committee”) and the Committee has reviewed this disclosure.

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

We provide allowances for estimated returns and customer incentive programs when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. The customer allowances are, in many instances, subjective and are determined with significant management judgment and are reviewed regularly to determine the adequacy of the amounts. Changes in economic conditions, markets and customer relationships may require adjustments to these allowances from period to period. In the event that future trends vary significantly from past or expected trends, our reported net sales may increase or decrease by a material amount. The most significant allowance reflects management’s estimates of discounts that certain foodservice customers are entitled to claim based on their distribution activities. Management’s calculation is based on historical trends of both the discount amounts claimed and length of time between our sale of the product and the customer’s claim.

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

Inventory reserves. We establish reserves for our inventory to reflect those conditions when the cost of the inventory is not expected to be recovered. We review such circumstances when products are not expected to be saleable based on criteria established by our supply chain organization. The reserve for these products is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. We monitor inventory levels on a regular basis and record changes in inventory reserves as part of costs of goods sold.

Income taxes. We account for income taxes in accordance with the asset and liability method under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and income tax bases of assets and liabilities and tax credit and operating loss carryforwards using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal forecasted sales and pre-tax earnings estimates to make our assessment about the utilization of deferred tax assets. In the event we determine that our future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the statement of operations.

Impact of Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, which changes the threshold for recognizing the benefit of an uncertain tax position, prescribes a method for measuring the tax benefit to be recorded and requires incremental quantitative and qualitative disclosures about uncertain tax positions. Under FIN 48, a tax position that meets a more likely than not recognition threshold, based solely on the technical merits of the position, will be recognized in the consolidated financial statements. The tax position will be measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. Additionally, FIN 48 requires a tabular presentation of potential tax benefits unrecognized at the beginning and end of the year that includes a listing of the significant changes during the year. The guidance is effective for the first fiscal year beginning after December 15, 2006 (our 2007 fiscal year), and the impact of adoption will generally be recorded as a cumulative effect of a change in accounting principle against our retained earnings balance as of the adoption date. However, to the extent the adoption of FIN 48 results in a revaluation of uncertain tax positions for which a valuation allowance has already been established, the cumulative effect will be recorded as an adjustment to deferred taxes. We do not believe the adoption of FIN 48 will have a material impact on our financial statements.

In September 2006, the FASB released SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which is effective for fiscal years ending after December 15, 2007, for companies without publicly-traded equity securities. This statement requires the full recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the consolidated balance sheet. This statement also requires that subsequent changes in that funded status be recognized during the year of the change through comprehensive income. The Company does not have publicly-traded equity securities and, therefore, will adopt the provisions of SFAS 158 during our 2007 fiscal year. We have not yet determined the effect, if any, that the adoption of SFAS 158 will have on our financial position.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”), which is effective in fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. We have not yet determined the effect, if any, that the adoption of SFAS 157 will have on our results of operations or financial position.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, the Company is exposed to market risk, which consists primarily of interest rate risk associated with our variable rate debt. The First Lien Facility and the Canadian Credit Facility both include a revolving and term credit facility, which bear interest at a variable rate. The Second Lien Facility consists of a term loan facility, which also bears interest at a variable rate.

The interest rate on the First Lien Facility is either LIBOR based (1, 2, 3 or 6 months) (referred to as “Eurodollar”) plus a margin or the bank’s base rate plus a margin (referred to as “Base Rate”), whichever the Company selects. For the term loan, the margin varies from 2.75% to 3.50% on the Eurodollar borrowing and from 1.75% to 2.50% on the base rate borrowings depending on the Company’s leverage ratio. At December 31, 2006, the variable rate on term loan borrowings was 8.87% and the interest rate on borrowings under the revolving credit facility was 10.38%.

The term loan under the Second Lien Facility bears interest, at the option of the Company, at a rate equal to Eurodollar plus 6.25% per annum; or 5.25% per annum plus the higher of (a) the Bank of America prime rate or (b) the Federal Funds rate plus  1/2 of one percentage point. As of December 31, 2006, the interest rate on the Second Lien Facility was 11.62%.

The Canadian revolving and term loan facility bear interest at the Canadian prime rate plus 0.25% or Canadian bankers acceptance rate plus 1.50%, at the Company’s option. As of December 31, 2006, there were no borrowings under the revolving credit facility and the term loan carried an effective interest rate of 5.83%.

The First Lien Facility requires us to hedge a portion of the borrowings. As of December 31, 2006, we had interest rate cap agreements with a total notional amount of $265.0 million. Under these agreements the Company receives variable interest rate payments when the 3-month LIBOR rises above 6.0%. These agreements are in effect through September 14, 2007 for a total notional amount of $245.0 million and October 12, 2007 for a total notional amount of $20.0 million.

Outstanding indebtedness under the First Lien Facility was $734.7 million as of December 31, 2006 with availability of $21.8 million. As of December 31, 2006, outstanding indebtedness under the Second Lien Facility was $80.0 million. Outstanding indebtedness under the Canadian Credit facility was CAD $9.8 million (approximately $8.4 million) with availability of CAD $12.5 million (approximately $10.7 million). Based upon the information above, the Company’s annual pre-tax loss would decrease by approximately $8.2 million for each one-percentage point decrease in the interest rates applicable to the variable rate debt. Additionally, the Company’s annual pre-tax loss would increase by approximately $7.3 million for a one-percentage point change in the interest rates applicable to the variable rate debt which includes the effect of the interest rate cap agreements. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

For the year ending January 1, 2006, the Company’s annual pre-tax loss would have changed by approximately $5.0 million for each one-percentage point change in the interest rates applicable to the variable rate debt.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solo Cup Company:

We have audited the accompanying consolidated balance sheets of Solo Cup Company and subsidiaries (the Company) as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solo Cup Company and subsidiaries as of December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois March 30, 2007

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2006	January 1, 2006
Assets
Current assets:
Cash and cash equivalents	$26,391	$12,087
Cash in escrow	—	15,000
Accounts receivable:
Trade, less allowance for doubtful accounts of $3,430 and $5,469	227,446	222,283
Other	26,852	21,989
Inventories	389,096	381,264
Spare parts	26,208	36,712
Deferred income taxes	34,290	59,057
Prepaid expenses	7,174	9,325
Income taxes receivable	1,809	—
Other current assets	2,940	5,875

Total current assets	742,206	763,592
Property, plant and equipment, net	709,878	756,185
Spare parts	15,009	12,389
Goodwill	20,792	245,547
Intangible assets	17,910	28,065
Deferred financing fees, net	29,755	26,790
Other assets	6,840	12,105

Total assets	$1,542,390	$1,844,673

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$134,598	$163,599
Accrued payroll and related costs	54,811	58,216
Accrued customer allowances	38,630	29,289
Accrued expenses and other current liabilities	43,452	51,904
Short-term debt	—	5,546
Current maturities of long-term debt	8,096	8,726
Income taxes payable	464	2,667

Total current liabilities	280,051	319,947
Long-term debt, less current maturities	1,142,045	1,029,009
Deferred income taxes	54,294	25,829
Pensions and other postretirement benefits	37,548	74,374
Other liabilities	14,869	10,008

Total liabilities	1,528,807	1,459,167
Shareholder’s equity:
Common stock – Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2006 and January 1, 2006	—	—
Additional paid-in capital	257,612	258,049
(Accumulated deficit) retained earnings	(245,731)	127,519
Accumulated other comprehensive income (loss)	1,702	(62)

Total shareholder’s equity	13,583	385,506

Total liabilities and shareholder’s equity	$1,542,390	$1,844,673

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year ended December 31, 2006	Year ended January 1, 2006	Year ended December 31, 2004
Net sales	$2,489,919	$2,431,557	$2,110,838
Cost of goods sold	2,224,867	2,122,452	1,813,946

Gross profit	265,052	309,105	296,892
Selling, general and administrative expenses	265,873	267,301	235,529
Impairment of goodwill	228,537	—	—
Contract dispute resolution	—	—	25,389
Loss (gain) on sale of property, plant and equipment	5,017	(6,069)	(7,584)

Operating (loss) income	(234,375)	47,873	43,558
Interest expense, net of interest income of $2,294, $304, and $247	90,705	72,550	55,490
Prepayment penalties	—	—	30,690
Loss on debt extinguishment	—	—	916
Foreign currency exchange (gain) loss, net	(6,806)	4,262	(3,224)
Other (income) expense, net	(141)	(193)	(311)

Loss before income taxes and minority interest	(318,133)	(28,746)	(40,003)
Income tax provision (benefit)	55,117	(8,960)	10,113
Minority interest	—	(409)	214

Net loss	$(373,250)	$(19,377)	$(50,330)

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands, except share amounts)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total shareholder’s equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	—	$—	10,367,626	$103	57,474	$1	$24,965	$211,057	$505	$236,631
Net loss	—	—	—	—	—	—	—	(50,330)	—	(50,330)
Dividends declared	—	—	—	—	—	—	—	(13,831)	—	(13,831)
Retirement of common stock – Solo Illinois	—	—	(10,367,626)	(103)	(57,474)	(1)	(24,965)	—	—	(25,069)
Issuance of common stock – Solo Delaware	100	—	—	—	—	—	254,696	—	—	254,696
Contributed capital from parent	—	—	—	—	—	—	4,121	—	—	4,121
Compensation expense on CPUs	—	—	—	—	—	—	263	—	—	263
Minimum pension liability, net of tax of $(2,182)	—	—	—	—	—	—	—	—	(3,843)	(3,843)
Unrealized investment gain, net of tax of $195	—	—	—	—	—	—	—	—	279	279
Unrealized gain on cash flow hedge, net of tax of $1,599	—	—	—	—	—	—	—	—	2,552	2,552
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	7,096	7,096

Balance at December 31, 2004	100	$—	—	$—	—	$—	$259,080	$146,896	$6,589	$412,565

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (Continued)

(In thousands, except share amounts)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total shareholder’s equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	100	$—	—	$—	—	$—	$259,080	$146,896	$6,589	$412,565
Net loss	—	—	—	—	—	—	—	(19,377)	—	(19,377)
Contributed capital from parent	—	—	—	—	—	—	100	—	—	100
Compensation expense on CPUs	—	—	—	—	—	—	136	—	—	136
Return of capital to parent	—	—	—	—	—	—	(1,267)	—	—	(1,267)
Minimum pension liability, net of tax of $(3,563)	—	—	—	—	—	—	—	—	(1,965)	(1,965)
Unrealized investment gain, net of tax of $167	—	—	—	—	—	—	—	—	243	243
Unrealized gain on cash flow hedge, net of tax of $682	—	—	—	—	—	—	—	—	1,089	1,089
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(6,018)	(6,018)

Balance at January 1, 2006	100	—	—	—	—	—	258,049	127,519	(62)	385,506
Net loss	—	—	—	—	—	—	—	(373,250)	—	(373,250)
Compensation expense on CPUs	—	—	—	—	—	—	214	—	—	214
Return of capital to parent	—	—	—	—	—	—	(651)	—	—	(651)
Reduction of minimum pension liability, net of tax of $767	—	—	—	—	—	—	—	—	3,537	3,537
Unrealized investment gain, net of tax of $166	—	—	—	—	—	—	—	—	242	242
Unrealized loss on cash flow hedge, net of tax of $(967)	—	—	—	—	—	—	—	—	(2,716)	(2,716)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	701	701

Balance at December 31, 2006	100	$—	—	$—	—	$—	$257,612	$(245,731)	$1,702	$13,583

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31, 2006	Year ended January 1, 2006	Year ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(373,250)	$(19,377)	$(50,330)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	100,789	104,091	93,697
Deferred finance fee amortization	5,042	4,548	3,538
Loss (gain) on sale of property, plant and equipment	5,017	(6,069)	(7,584)
Goodwill impairment	228,537	—	—
Asset impairment	8,581	2,405	386
Loss on debt extinguishment	—	—	916
Minority interest	—	(409)	214
Postretirement plan curtailment gains	(22,067)	—	—
Deferred income taxes	50,514	(15,774)	5,134
Foreign currency (gain) loss	(6,806)	4,262	(3,224)
Changes in operating assets and liabilities (net of business acquisitions):
Accounts receivable, net	(8,433)	(21,289)	(18,095)
Inventories	(8,622)	(36,342)	(33,477)
Prepaid expenses and other current assets	12,631	(1,252)	(4,011)
Other assets	(193)	10,035	(7,392)
Accounts payable	(29,558)	13,825	(36,710)
Accrued expenses and other current liabilities	(4,640)	(31,360)	37,012
Other liabilities	(3,579)	(5,513)	(1,580)
Other, net	(815)	930	(1,725)

Net cash (used in) provided by operating activities	(46,852)	2,711	(23,231)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year ended December 31, 2006	Year ended January 1, 2006	Year ended December 31, 2004
Net cash (used in) provided by operating activities	(46,852)	2,711	(23,231)
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for business acquisitions, net of cash acquired	—	(368)	(872,628)
Decrease (increase) in cash in escrow	15,000	—	(4,997)
Purchases of property, plant and equipment	(65,143)	(53,140)	(42,238)
Proceeds from sale of property, plant and equipment	11,622	22,630	12,754

Net cash used in investing activities	(38,521)	(30,878)	(907,109)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	41,950	32,501	16,710
Repayments under the Securitization Facility	—	—	(22,800)
Borrowings under the term notes	80,000	—	661,214
Borrowings under the 8.5% Senior Subordinated Notes	—	—	325,000
Proceeds from sale of common stock	—	—	229,627
Contribution of capital from parent	—	100	838
Return of capital to parent	(651)	(1,267)	—
Repayments of the Senior Notes	—	—	(160,000)
Repayments of the 3.67% Yen-denominated Senior Notes	—	—	(44,828)
Repayments of the interest rate swap	—	—	(1,656)
Repayments of the term notes	(9,303)	(8,494)	(4,875)
Net (repayments) borrowings of other debt	(4,229)	1,844	(5,542)
Debt issuance costs	(8,009)	(1,715)	(33,157)
Decrease in restricted cash	—	1,905	234
Dividends paid	—	(387)	(16,097)

Net cash provided by financing activities	99,758	24,487	944,668
Effect of exchange rate changes on cash	(81)	(88)	(1,742)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,304	(3,768)	12,586
CASH AND CASH EQUIVALENTS, beginning of year	12,087	15,855	3,269

CASH AND CASH EQUIVALENTS, end of year	$26,391	$12,087	$15,855

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of amounts capitalized	$78,462	$69,852	$38,717
Income taxes paid	7,839	7,404	2,524

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature, Formation and Organization of Business

Solo Cup Company (“Solo Delaware” or the “Company”) was incorporated in Delaware in January 2004 to be the holding company for Solo Cup Company, an Illinois corporation (“Solo Illinois”) and its subsidiaries, and for SF Holdings Group, Inc., a Delaware corporation, and its subsidiaries (“SF Holdings”) which included 100% of the capital stock of Sweetheart Cup Company Inc. (“Sweetheart”). Effective February 22, 2004, Solo Illinois became a wholly owned subsidiary of Solo Delaware. On February 27, 2004, with an effective date of February 22, 2004, the Company acquired 100% of the outstanding capital stock of SF Holdings (the “SF Holdings Acquisition”). Prior to these transactions, the Company had no operations other than in connection with its formation and the authorization of these transactions.

In June 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from the year ended December 31 to the 52- or 53-week period ending on the last Sunday in December, except that Fiscal Year 2005 ended on January 1, 2006. All subsequent fiscal years will end on the last Sunday in December. In September 2005, Sweetheart changed its name to Solo Cup Operating Corporation (“SCOC”). In October 2005, Solo Illinois merged with and into SCOC, and SCOC was the surviving entity. As a result, the material assets of Solo Delaware are 100% of the capital stock of SF Holdings.

Solo Delaware is a wholly owned subsidiary of Solo Cup Investment Corporation, a Delaware corporation (“SCIC”). SCC Holding Company LLC, a Delaware limited liability company (“SCC Holding”) and Vestar Capital Partners (“Vestar”), together with certain of its affiliates, own 67.2% and 32.7% of SCIC, respectively. Company management holds the remaining 0.1% of SCIC.

Solo Illinois was established in 1936. SCOC’s operating history dates from the founding of a predecessor company in 1911.

For the year ended December 31, 2004, the consolidated results of operations for the Company include the accounts of SF Holdings from February 22, 2004.

Solo Cup Company is a leading global producer and marketer of disposable foodservice products and has served the industry for 70 years. The Company manufactures one of the broadest product lines of cups, lids, food containers, plates, bowls, portion cups, stirrers, straws, cutlery, napkins, placemats, tablecovers and disposable food packaging containers in the industry, with products available in plastic, paper and foam. The Company operates manufacturing facilities and distribution centers in North America, Japan, the United Kingdom and Panama, and sells its products worldwide.

(2)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of Solo Cup Company and its subsidiaries. As of December 31, 2006 and January 1, 2006, all of Solo Cup Company’s subsidiaries are directly or indirectly wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

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

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated useful life for building and improvements and machinery and equipment under capital leases is the lesser of the lease term or estimated asset useful life. Costs for repairs and maintenance are expensed as incurred. Gains and losses on the sales of property, plant and equipment are recorded as a component of operating income (loss).

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

During 2006, management revised its methodology for estimating the net realizable value of certain of the Company’s capitalized spare parts. As a result, the Company reduced the carrying value of capitalized spare parts during the second fiscal quarter of 2006. This change in accounting estimate increased cost of goods sold by approximately $7.0 million during the year ended December 31, 2006.

(h)	Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 also requires that intangible assets with limited lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i)	Deferred Financing Fees

Deferred financing fees include costs incurred to obtain financing from lenders. Debt issuance costs are capitalized as deferred financing fees and are amortized using the effective interest method over the term of the related debt. Amortization of deferred financing fees in 2006, 2005 and 2004 was $5.0 million, $4.5 million and $3.5 million, respectively.

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

Long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet or disclosed in the notes to the consolidated financial statements and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated (see Note 4). The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the Consolidated Balance Sheets.

(l)	Deferred Rent

Certain of the Company’s operating leases provide for scheduled changes in base rentals over their terms. For these leases, the Company recognizes the total rental amounts due over the lease terms on a straight-line basis and, accordingly, has established corresponding deferred rent liabilities for the differences between the amounts recognized as expense and the amounts paid. As of December 31, 2006 and January 1, 2006, deferred rent of $7.4 million and $4.9 million, respectively, is included in other liabilities on the Company’s Consolidated Balance Sheets.

(m)	Income Taxes

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

A valuation allowance is established whenever management believes that it is more likely than not that deferred tax assets may not be realizable.

(n)	Derivative Instruments and Hedging Activities

The Company records all derivative instruments on the Consolidated Balance Sheet at their respective fair values.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, derivative financial instruments, and debt, including obligations under capital leases. The carrying values of financial instruments other than fixed rate debt approximate their fair values at December 31, 2006 and January 1, 2006, due to their short-term maturities or market rates of interest.

The fair value of the Company’s floating rate debt at December 31, 2006 and January 1, 2006 approximated its carrying value due to the Company’s ability to borrow at comparable rates in the open market. The Company’s fixed rate debt had a carrying value of $325.0 million and an estimated fair value of $289.3 million at December 31, 2006. As of January 1, 2006, the Company’s fixed rate debt had a carrying value of $325.0 million and an estimated fair value of $284.4 million. The fair value of the fixed rate debt was determined based on estimates from financial institutions for instruments with similar characteristics.

See information regarding the fair value of derivative financial instruments at Note 11.

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

(q)	Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $4.5 million, $4.1 million and $1.0 million for the years ended December 31, 2006, January 1, 2006 and December 31, 2004, respectively. Advertising costs amounted to $4.8 million, $4.1 million and $8.0 million for the years ended December 31, 2006, January 1, 2006 and December 31, 2004, respectively.

(r)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the period. Financial statement elements subject to significant estimation include, but are not limited to, the following: the realizable value of accounts receivable, inventories, spare parts and deferred tax assets; the carrying value of property, plant, and equipment, goodwill, and intangible and other assets; the measurement of assets and obligations related to employee benefit plans; the determination of the fair value of derivative instruments and debt; and provisions for discounts and rebates provided to customers. Actual results may differ from those estimates.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(s)	Share-Based Payments

The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) in the first quarter of 2006 under the “prospective” method. Under the provisions of SFAS No. 123, the Company calculated its pro forma disclosure using the minimum value method, which excludes any effect of volatility on value; therefore, the prospective method of adopting SFAS 123R is required. Under the prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted, modified, repurchased or cancelled after that date. See Note 16 for further information on stock-based compensation plans.

For stock options that existed prior to adoption of SFAS 123R, the Company accounts for these stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under APB 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the underlying stock and the exercise price of options to purchase that stock. The compensation expense is amortized on a straight-line basis over the vesting period of the options. For performance-based options, compensation expense is recognized periodically based on changes in the fair value of the stock relative to the exercise price of the option, the ratable vesting schedule, and management’s estimate regarding the Company’s ability to meet the performance criteria.

(t)	Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, which changes the threshold for recognizing the benefit of an uncertain tax position, prescribes a method for measuring the tax benefit to be recorded and requires incremental quantitative and qualitative disclosures about uncertain tax positions. Under FIN 48, a tax position that meets a more likely than not recognition threshold, based solely on the technical merits of the position, will be recognized in the consolidated financial statements. The tax position will be measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. Additionally, FIN 48 requires a tabular presentation of potential tax benefits unrecognized at the beginning and end of the year that includes a listing of the significant changes during the year. The guidance is effective for the first fiscal year beginning after December 15, 2006 (the Company’s 2007 fiscal year), and the impact of adoption will generally be recorded as a cumulative effect of a change in accounting principle against the retained earnings balance as of the adoption date. However, to the extent the adoption of FIN 48 results in a revaluation of uncertain tax positions for which a valuation allowance has already been established, the cumulative effect will be recorded as an adjustment to deferred taxes. Management believes that the adoption of FIN 48 will not have a material impact on the Company’s financial statements.

In September 2006, the FASB released SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which is effective for fiscal years ending after December 15, 2007, for companies without publicly-traded equity securities. This statement requires the full recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the consolidated balance sheet. This statement also requires that subsequent changes in that funded status be recognized during the year of the change through comprehensive income. The Company does not have publicly-traded equity securities and therefore will adopt the provisions of SFAS 158 during its 2007 fiscal year. Management has not yet determined the effect, if any, that the adoption of SFAS 158 will have on the Company’s financial position.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”), which is effective in fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. We have not yet determined the effect, if any, that the adoption of SFAS 157 will have on the Company’s results of operations or financial position.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Acquisitions

On February 27, 2004, with an effective date of February 22, 2004, the Company consummated the purchase of 100% of the issued and outstanding capital stock of SF Holdings. The SF Holdings Acquisition resulted in goodwill of $150.0 million that was not tax deductible and $45.0 million of acquired intangible assets with a weighted average useful life of approximately five years. The resulting goodwill was included in the Company’s North America reporting unit. The Company determined that the goodwill for this reporting unit was fully impaired at July 2, 2006 (see Note 7).

In May 2006, the Company received a neutral auditor’s final ruling on the SF Holdings Acquisition working capital adjustment that awarded $7.7 million (including interest) to the Company. In July 2006, the Company received a neutral arbitrator’s final ruling on the Company’s claims for indemnification arising from the SF Holdings Acquisition that awarded $5.5 million (including interest) to the Company. The remaining $1.8 million in escrow was disbursed to the stockholder representative for the seller in the SF Holdings Acquisition.

(4)	Assets Held for Sale

In the third quarter of 2006, management approved a plan to sell certain assets and related liabilities of its Japanese subsidiary, Solo Cup Japan Co. Ltd. (“Solo Cup Japan”). These assets were classified as assets held for sale as of October 1, 2006 and were included in other current assets on the Company’s Consolidated Balance Sheet. The Company recognized an impairment loss of $5.2 million during 2006 to adjust the carrying value of the assets to their fair value of approximately $7.9 million. The Company sold the assets in December 2006.

Included in other current assets on the Company’s Consolidated Balance Sheets were assets held for sale of $1.1 million and $1.6 million as of December 31, 2006 and January 1, 2006, respectively.

Impairment losses on assets held for sale are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

(5)	Inventories

Inventories at December 31, 2006 and January 1, 2006, consist of the following (in thousands):

	December 31, 2006	January 1, 2006
Finished goods	$284,229	$276,456
Work in process	16,168	15,490
Raw materials and supplies	88,699	89,318

Total inventories	$389,096	$381,264

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Property, Plant and Equipment

Property, plant and equipment at December 31, 2006 and January 1, 2006, consists of the following (in thousands):

	December 31, 2006	January 1, 2006
Land	$45,502	$49,306
Buildings and improvements	284,480	296,903
Machinery and equipment	940,006	918,724
Construction in progress	42,186	20,810

Total property, plant and equipment	1,312,174	1,285,743
Less - accumulated depreciation	(602,296)	(529,558)

Property, plant and equipment, net	$709,878	$756,185

The balance in construction in progress as of December 31, 2006 includes $19.8 million of capitalized software, with an estimated useful life of five years, which will be depreciated beginning in 2007 when it is placed in service.

Depreciation of property, plant and equipment for the years ended December 31, 2006, January 1, 2006 and December 31, 2004, was $91.7 million, $94.8 million and $85.8 million, respectively. The Company capitalized approximately $2.1 million, $1.1 million, and $0.7 million of interest related to construction in progress for the years ended December 31, 2006, January 1, 2006, and December 31, 2004, respectively.

(7)	Goodwill and Intangible Assets

The changes in the carrying value of goodwill by reporting unit were as follows (in thousands):

	North America	Europe	Asia- Pacific	Total
Balance at December 31, 2004	$203,902	$41,157	$764	$245,823
SF Holdings Acquisition	2,599	—	—	2,599
Erving Paper Products acquisition	672	—	—	672
Liquidation of Sanyo Pax	—	—	(538)	(538)
Translation adjustment	1,255	(4,235)	(29)	(3,009)

Balance at January 1, 2006	208,428	36,922	197	245,547
SF Holdings Acquisition	(77)	—	—	(77)
Impairment	(208,262)	(20,275)	—	(228,537)
Translation adjustment	(89)	3,950	(2)	3,859

Balance at December 31, 2006	$—	$20,597	$195	$20,792

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to determine goodwill impairment using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.

The Company’s estimates of the fair value of its reporting units are determined based on a discounted cash flow model using inputs from its ongoing planning process. The Company also makes estimates of discount rates, growth assumptions and other factors in estimating fair value.

Goodwill of a reporting unit is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed an interim goodwill impairment test of the carrying value of its North America and Europe reporting units as of July 2, 2006. This occurred as a result of the Company’s continuing net losses, significant increases in raw material costs and the impact of such increases on working capital and gross margin, and changes in the executive management team. The test concluded that the Company’s goodwill was impaired. As a result, the Company recorded impairment charges of $228.5 million during the thirteen weeks ended July 2, 2006.

In addition to performing an impairment test of the carrying value of goodwill, the Company also tested the recoverability of its long-lived assets as of July 2, 2006. There were no impairment charges that resulted from this evaluation.

The gross carrying amount of nonamortizable intangible assets in the Asia-Pacific business segment as of December 31, 2006 and January 1, 2006 was $0.1 million. The following are the carrying values of amortizable intangible assets (in thousands):

	December 31, 2006		January 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks and trade names	$22,200	$12,595	$22,200	$8,155
Manufacturing technology	20,000	11,957	21,100	7,737
Patents, licenses and other	1,787	1,575	1,771	1,193

	$43,987	$26,127	$45,071	$17,085

Amortization expense related to amortizable intangible assets was $9.0 million, $9.2 million and $7.8 million during the years ended December 31, 2006, January 1, 2006 and December 31, 2004, respectively. The estimated annual amortization expense of intangibles presently owned by the Company is approximately $8.2 million in 2007, $8.2 million in 2008 and $1.4 million in 2009, at which time amortizable intangibles will be fully amortized.

In December 2006, the Company reversed $1.1 million of reserves which were created in connection with the SF Holdings Acquisition and recorded a corresponding reduction to its manufacturing technology intangible asset as goodwill related to the acquisition had already been reduced to zero during the year.

Pension plan intangibles of $2.0 million are included in other assets in the Consolidated Balance Sheet at December 31, 2006 (see Note 12).

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Income Taxes

The Company’s deferred tax assets and liabilities as of December 31, 2006 and January 1, 2006 are as follows (in thousands):

	December 31, 2006	January 1, 2006
Deferred tax assets attributable to:
Net operating loss and other carryforwards	$134,525	$99,423
Pensions and other postretirement benefits	16,324	33,216
Inventory	19,436	17,383
Employee benefit accruals	15,356	12,495
Accounts receivable allowances	25,681	25,426
Sales reserves	1,998	1,324
Intangible assets	13,370	—
Other accruals	12,585	12,158

Gross deferred tax assets	239,275	201,425
Valuation allowance	(123,262)	(5,116)

Net deferred tax assets	116,013	196,309
Deferred tax liabilities attributable to:
Property, plant and equipment	131,419	131,477
Intangible assets	—	27,328
Unrealized gains	4,598	4,276

Gross deferred tax liabilities	136,017	163,081

Net deferred tax (liabilities) assets	$(20,004)	$33,228

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

As of December 31, 2006, the Company had approximately $338.7 million of U.S. federal tax net operating loss carryforwards that expire between 2016 and 2026, of which $99.7 million of such carryforwards are subject to the provisions of Internal Revenue Code Section 382. The Company establishes a valuation allowance for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company had a valuation allowance of $5.1 million as of January 1, 2006 relating to certain foreign and state net operating loss and credit carryforwards and other deferred tax assets. For the year-ended December 31, 2006, the Company’s valuation allowance increased by $118.1 million mainly due to the establishment of a valuation allowance for U.S. federal and certain state net operating loss carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical pre-tax losses and projections for future taxable income over the periods in which the deferred tax assets are deductible, management concluded during 2006 that it was more likely than not that the Company would not fully realize

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the benefits of its deductible differences. Accordingly, the Company recorded an income tax provision of $118.5 million during 2006 to establish a valuation allowance for its net deferred tax assets, including federal and state net operating loss carryforwards and other deferred tax assets. Also, reductions in the valuation allowance of $0.4 million were recorded in the equity section of the Consolidated Balance Sheet.

Sources of income (loss) before income taxes and minority interest and the components of income tax provision (benefit) for the years ended December 31, 2006, January 1, 2006 and December 31, 2004 are as follows (in thousands):

	For the year ended December 31, 2006	For the year ended January 1, 2006	For the year ended December 31, 2004
Income (loss) before income taxes and minority interest:
Domestic	$(306,661)	$(41,671)	$(55,536)
Foreign	(11,472)	12,925	15,533

Total	$(318,133)	$(28,746)	$(40,003)

Income tax provision (benefit):
Current:
U.S. Federal	$117	$461	$—
State	304	—	—
Foreign	4,181	6,354	4,872

Total current	$4,602	$6,815	$4,872
Deferred:
U.S. Federal	$57,707	$(14,576)	$4,081
State	(6,541)	(525)	(294)
Foreign	(651)	(674)	1,454

Total deferred	$50,515	$(15,775)	$5,241

Total income tax provision (benefit)	$55,117	$(8,960)	$10,113

The American Jobs Creation Act of 2004 (the “Act”) was enacted in October of 2004. The Act provided for a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned abroad by providing an 85% exclusion from taxable income for certain dividends from controlled foreign corporations. During 2005, as a result of this special temporary tax incentive, the Company distributed $8.2 million from its wholly owned subsidiary, Solo Cup Japan, and $2.9 million from its wholly owned subsidiary, Solo Cup Panama, S.A. For the year ended January 1, 2006, the income tax provision reflects a $0.7 million expense related to the repatriation of earnings under the provisions of the Act.

It is still the Company’s intention to permanently reinvest undistributed earnings in its foreign subsidiaries; therefore, no provision has been made for future income taxes on the undistributed earnings of certain foreign subsidiaries, as they are considered indefinitely reinvested in these operations. As of December 31, 2006, such aggregated earnings were $26.1 million.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles the expected federal statutory income tax provision (benefit) based on income (loss) before income taxes and minority interest with the Company’s actual tax provision (benefit) (in thousands):

	For the year ended December 31, 2006	For the year ended January 1, 2006	For the year ended December 31, 2004
Income tax benefit at U.S. statutory rate	$(111,347)	$(10,061)	$(14,002)
Effect of change to C-Corporation	—	306	24,380
Foreign rate differential	(617)	(568)	1,669
State taxes, net of federal benefit	(6,343)	709	(1,742)
Impairment of goodwill	44,489	—	—
Change in valuation allowance	118,487	(341)	(393)
Foreign tax benefit of non-U.S. liquidation	—	3,293	—
Foreign dividend repatriation	—	(2,345)	—
Other	10,448	47	201

Income tax provision (benefit)	$55,117	$(8,960)	$10,113

(9)	Debt

Short-term Debt

Short-term debt at January 1, 2006 consisted of 654 million yen ($5.5 million) of short-term (90 day) borrowings with Japanese banks under uncommitted facilities. These short-term borrowings had various termination dates and no restrictive covenants.

Long-term Debt

A summary of long-term debt at December 31, 2006 and January 1, 2006 is as follows (in thousands):

	December 31, 2006	January 1, 2006
First Lien - Term Loan	$632,125	$638,625
First Lien – Revolver (1)	102,600	61,700
Second Lien - Term Loan (2)	80,000	—
8.5% Senior Subordinated Notes	325,000	325,000
Canadian Credit Facility - Term Loan	8,379	9,514
Canadian Credit Facility – Revolver (1)	—	449
Capital lease obligations (Note 10)	2,037	2,447

Total long-term debt	1,150,141	1,037,735
Less – current maturities of long-term debt	8,096	8,726

Total long-term debt less current maturities	$1,142,045	$1,029,009

(1)	As of December 31, 2006, $21.8 million was available under the First Lien and CAD $12.5 million (approximately $10.7 million) was available under the Canadian Credit Facility - Revolver.

(2)

On December 22, 2006, the Company and SCIC entered into Amendment No. 2 to the Second Lien which provides for an additional $50.0 million in borrowings and that such borrowings be used to reduce amounts outstanding under the Company’s revolving credit facility under the First Lien. See Note 22 for a related subsequent event.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled maturities of long-term debt at December 31, 2006, excluding capital lease obligations, are as follows (in thousands):

2007	$7,741
2008	7,741
2009	7,741
2010	110,342
2011	609,539
Thereafter	405,000

$1,148,104

First Lien

On February 27, 2004, the Company and SCIC entered into credit facilities comprised of a $150.0 million revolving credit facility maturing in 2010 and a $650.0 million term loan facility maturing in 2011 (collectively, the “First Lien”). The revolving credit facility is principally used for working capital purposes, and the term loan facility was used to finance the SF Holdings Acquisition and related transactions. The First Lien was subsequently amended by Amendment No. 1, dated as of March 31, 2005, by Amendment No. 2, dated as of October 14, 2005, by Amendment No. 3 and waiver dated as of March 27, 2006, by Amendment No. 4 and waiver dated as of October 13, 2006 and by Amendment No. 5, dated as of December 22, 2006.

The terms of the First Lien, as amended, provide for scheduled principal payments of $1,625,000 per quarter through November 27, 2010, with a balloon payment of $606,125,000 due on February 27, 2011. All mandatory quarterly payments have been made to date.

For purposes of calculating interest, loans under the First Lien are designated as Eurodollar rate loans or, in certain circumstances, base rate loans. Eurodollar rate loans bear interest at the British Bankers Association Interest Settlement Rate for deposits in dollars plus a borrowing margin as described below under Amendment No. 5. Interest on Eurodollar rate loans is payable at the end of the applicable interest period of one, two, three or six months, provided that if the applicable interest period is six months, interest must also be paid at three months. Base rate loans bear interest at (a) the greater of (i) the rate most recently announced by Bank of America as its “prime rate” or (ii) the Federal Funds Rate plus 1 / 2 of 1% per annum, plus (b) a borrowing margin, as described below under Amendment No. 5.

As of December 31, 2006, the weighted average annual interest rate applicable to Eurodollar rate loans was 8.87% and the weighted average annual interest rate applicable to base rate loans was 10.75%. During the year ended December 31, 2006, the weighted average annual interest rate for the credit facilities was 7.64%. At December 31, 2006, the interest rate on the term loan facility was 8.87% and the interest rate on the revolving credit facility was 10.38%.

A commitment fee of 0.50% on the unused portion of the credit facilities is payable on a quarterly basis.

Restatement

In August 2006, as a result of the delay in filing the Company’s Form 10-Q for the thirteen weeks ended July 2, 2006, the Company obtained a waiver under its First Lien and Second Lien (defined below) to allow additional time to file such report by October 16, 2006. In September 2006, the Company announced that it had determined to restate certain of its previously issued consolidated financial statements and that the Company’s consolidated financial data for previous annual and interim periods contained errors and should therefore not be relied upon. As a result of management’s determination to restate certain of its consolidated financial statements, the Company informed the administrative agents under its First and Second Lien facilities that it was in default under such facilities.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amendment No. 4

On October 13, 2006, the Company entered into a Waiver and Fourth Amendment to its First Lien and a Waiver and First Amendment to its Second Lien (collectively “Waiver”). The Waiver was effective with respect to financial covenants through January 2, 2007. The Waiver generally waived the Company’s noncompliance with the First and Second Lien facilities for events of default resulting from the restatement for the periods restated. The Waiver also provided that if the Company did not meet the financial covenant ratios for the first fiscal quarter of 2006 (or for prior fiscal periods), to the extent resulting from the restatement, or for any reason did not meet the financial covenant ratios for the second, third and fourth fiscal quarters of 2006 as set forth in the First and Second Lien Credit Facilities, it did not constitute an event of default under such facilities. By entering into the Waiver, the Company re-established its ability to borrow additional amounts (up to the maximum permitted) under the terms of its $150.0 million revolving credit facility.

Amendment No. 5

On December 22, 2006, the Company entered into Amendment No. 5 to the First Lien (“Amendment No. 5”). Amendment No. 5 permits an additional $50 million of borrowing under the Company’s Second Lien (defined below). The Company is required to use the proceeds of the $50 million of additional borrowing to pay down the revolving credit loans under the First Lien; provided, however, that the $50 million payment will not be a permanent reduction to the Company’s revolving credit facility under the First Lien.

Amendment No. 5 modified the applicable borrowing margin for the borrowings under the First Lien to provide for different pricing levels depending upon the Company’s consolidated leverage ratio and the type of loan (including letters of credit). Based upon the new pricing levels, the borrowing margin with respect to revolving credit loans and letters of credit, varies from 2.75% to 3.50% on Eurodollar rate loans and from 1.75% to 2.50% on base rate loans, depending on the Company’s leverage ratio. With respect to the term loan facility, the borrowing margin is 3.50% for Eurodollar rate loans and 2.50% for base rate loans.

Amendment No. 5 also revised the ratios of the financial covenants that the Company is required to maintain for 2006, 2007, 2008 and 2009, by allowing lower ratios of Consolidated EBITDA to Consolidated Cash Interest Expense, and by allowing higher ratios in certain quarters of Average Total Debt to Consolidated EBITDA (all capitalized terms as defined in Amendment No. 5).

The Company may dispose of business lines or segments, provided that the disposed assets in aggregate constitute no more than 3% of consolidated total assets during any four fiscal quarters. Pursuant to Amendment No. 5, in addition to the foregoing, the Company may dispose of an additional 17% in aggregate of business lines or segments through December 31, 2007. The proceeds of dispositions of business lines or segments and the disposition of equipment, real property and intellectual property in excess of $10.0 million in any fiscal year must be used to repay amounts outstanding under the First Lien. In addition, the definition of sale and leaseback transactions was expanded and provides that the Company may enter into such transactions in an aggregate amount not to exceed $175.0 million provided that such transactions are completed on or prior to September 30, 2007 and the proceeds of the dispositions are used to repay the loans under the First Lien and may be used to repay the loans under the Second Lien (described below) provided that no default has occurred or is occurring before or after giving affect to the prepayment . If a sale and leaseback transaction is completed after September 30, 2007, the Company may use the proceeds to prepay loans under the Second Lien only if on the date of such prepayment, after giving pro forma effect thereto, the Company’s consolidated leverage ratio is less than 5.00:1.00 and before and after giving effect to such prepayment, no default has occurred and is continuing.

Amendment No. 5 also added a new consolidated senior leverage ratio covenant that provides that until the amount of debt under the Senior Debt (as defined in Amendment No. 5) is reduced to $250 million, the consolidated senior leverage ratio may not be greater than the designated ratios for each quarter.

The Company was in compliance with all covenants under the First Lien during the year ended December 31, 2006, except as described above under Amendment No. 4.

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

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The First Lien is secured by (i) all present and future property and assets, real and personal, of the Company, its restricted subsidiaries, and each guarantor, subject to certain restrictions; (ii) a pledge of 100% of the stock of each of SCIC’s present and future direct and indirect domestic subsidiaries and a lien on 66.0% of the stock of each controlled foreign corporation subsidiary, as defined; (iii) all present and future intercompany debt of the Company, its restricted subsidiaries, and each guarantor; and (iv) all proceeds of the foregoing. Under the First Lien, the Company is required to meet certain restrictive financial covenants, including a maximum consolidated leverage ratio, minimum consolidated interest coverage ratio and maximum capital expenditures. The First Lien also contains other various covenants that limit, or restrict, among other things, indebtedness, liens on property and assets, loans and investments, acquisitions, dispositions of property or assets, debt modifications, dividend declarations, management fees and certain other business activities.

The Company may make optional prepayments to either the credit facility or the term loan in million dollar increments with a minimum prepayment of $10.0 million.

The Company is required to make a mandatory annual prepayment of the term loan facility and the revolving credit facility in an amount equal to 50% of excess cash flow, as defined in the term loan documentation, when the consolidated leverage ratio is 3.50:1.00 or greater, or 25% of excess cash flow when the Company’s consolidated leverage ratio is less than 3.50:1.00. In addition, the Company is required to make a mandatory prepayment of the term loan facility and the revolving credit facility with, among other things: (i) 100% of the net cash proceeds of any property or asset sale, subject to certain exceptions and reinvestment requirements; (ii) 100% of the net cash proceeds of any extraordinary receipts, as defined in the term loan documentation, such as tax refunds, pension plan reversions, proceeds of insurance or condemnation awards, subject to certain exceptions and reinvestment requirements; (iii) 100% of the net cash proceeds of certain debt issuances, subject to certain exceptions; and (iv) 50% of the net cash proceeds from the issuance of additional equity interests when the consolidated leverage ratio is 3.50:1.00 or greater, or 25% of such proceeds when the consolidated leverage ratio is less than 3.50:1.00. Mandatory prepayments will be applied first to the term loans on a pro rata basis, and thereafter to the revolving loans. For the year ended December 31, 2006, the Company was not required to make a mandatory annual prepayment or any prepayments based on excess cash flow, disposition of assets or extraordinary receipts.

The First Lien requires the Company to fix the interest rate for a portion of the borrowings through February 2007. Currently the Company uses derivative instruments in order to fix the interest rate on the required portion of borrowings (see Note 11).

Second Lien Facility

On March 31, 2006, the Company and SCIC entered into a second lien credit agreement (“Second Lien”). The Second Lien provides a secured term loan facility in the amount of $80.0 million (“Second Term Loan”). The proceeds of the Second Term Loan were used to reduce amounts outstanding under the Company’s revolving credit facility under the First Lien. The principal amount will be due upon maturity in February 2012. The Second Lien was subsequently amended by Amendment No. 1, dated October 13, 2006, and by Amendment No. 2, dated December 22, 2006.

Amendment No. 2 to the Second Lien provides for an additional $50 million in borrowings and that such borrowings be used to reduce amounts outstanding under the Company’s revolving credit facility under the First Lien. See Note 22 for a related subsequent event.

The Second Term Loan bears interest, at the option of the Company, at a rate equal to the London Inter-Bank Offer Rate (“LIBOR”) plus 6.25% (referred to as “Eurodollar Rate Loans”); or 5.25% plus the higher of (a) the Bank of America prime rate or (b) the Federal Funds rate plus  1/2 of one percentage point (referred to as “Base Rate Loans”). If the term loan is paid down prior to December 22, 2007, the Company is required to pay a call premium equal to 1% of the principal amount prepaid.

During the year ended December 31, 2006, the Second Term Loan consisted of only Eurodollar Rate Loans with a weighted average annual interest rate of 10.44%. As of December 31, 2006, the interest rate for the Second Lien was 11.62%.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company was in compliance with all covenants under the Second Lien during the year ended December 31, 2006, except as described above under Amendment No. 4.

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

The Notes are not redeemable until February 15, 2009, at which time the Company has the option to redeem all or a portion of the Notes at a redemption price equal to a percentage of the principal amount thereof plus accrued interest. If redeemed during the twelve-month period beginning on February 15, 2009, the applicable percentage is 104.25%, from February 15, 2010 the applicable percentage is 102.833%; from February 15, 2011 the applicable percentage is 101.417% and from February 15, 2012 and thereafter, the applicable percentage is 100% of the principal amount. The Notes provide that upon the occurrence of a change of control, as defined, the holders thereof will have an option to require the redemption of the Notes at a redemption price equal to 101.0% of the principal amount thereof plus accrued interest.

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

In August 2006, the Company announced that it would delay filing its Quarterly Report on Form 10-Q for the thirteen weeks ended July 2, 2006 as a result of an accounting review undertaken when new management was appointed by the Board of Directors in the second and third quarters of 2006. As a result of the delay, the Company received notice on August 17, 2006 from the trustee under the indenture for its 8.5% Senior Subordinated Notes that the Company failed to comply with the provisions of the indenture requiring that it provide quarterly financial information for the thirteen weeks ended July 2, 2006, to the holders of the notes issued thereunder. Under the terms of the indenture, the Company had until October 16, 2006, to comply with this requirement. By providing the required quarterly information on October 16, 2006, the Company satisfied this obligation.

Canadian Credit Facility

On October 19, 2006, Solo Cup Canada Inc. (“Solo Canada”), a Canadian subsidiary of the Company, entered into an Amendment Agreement with GE Canada Finance Holding Company (“GE”) which amended certain terms of the Credit Agreement dated September 24, 2004 (“Original Agreement”), (collectively “Canadian Credit Facility”). The Amendment Agreement, among other things, reallocated the maximum amounts available under each facility, revised the applicable interest rates and amended certain covenants. The term of the Original Agreement was extended from September 24, 2007 to September 29, 2011. The maximum amount available, subject to borrowing base limitations, remains at CAD $30 million, with a term facility maximum of CAD $17.5 million and a revolving credit facility maximum of CAD $12.5 million that increases to CAD $16.5 million, on a dollar for dollar basis, as the term loan’s outstanding balance is reduced.

Applicable interest rates under the revolving and term loan facility were reduced at Solo Canada’s option, to the Canadian prime rate plus 0.25%, or the Canadian bankers acceptance rate plus 1.50%. Under the Original Agreement, borrowing under the revolving and term loan facility, at Solo Canada’s option, bore interest at the Canadian prime rate plus 0.50% or Canadian bankers acceptance rate plus 1.75% for the revolving facility, and the Canadian prime rate plus 0.75% or Canadian bankers acceptance rate plus 2.00% for the term loan.

The Amendment Agreement added a new provision, subject to certain restrictions, allowing Solo Canada to use the proceeds from the facilities or cash on hand to make investments in its affiliates or in businesses that are substantially similar to Solo Canada up to a maximum of CAD $10.0 million. A new covenant was also added to allow Solo Canada to make a one time capital expenditure of CAD $6.0 million to provide for increased manufacturing capacity and the minimum fixed charge ratio was revised from 1:1 to 1.25:1 on a rolling twelve month basis.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2006, there was no balance outstanding on the revolving facility, the term loan balance was CAD $9.8 million (approximately $8.4 million), the term loan had additional borrowing availability of CAD $7.4 million (approximately $6.3 million) and carried an effective interest rate of 5.83%. The balance of the revolving facility and term loan were CAD $0.5 million (approximately $0.4 million) and CAD $11.1 million (approximately $9.5 million) as of January 1, 2006, respectively.

Liquidity and Compliance with Debt Covenants

The Company has recorded losses in each fiscal year since the fiscal year ended December 31, 2003. These losses, adjusted for non-cash operating costs such as depreciation and amortization, have not provided sufficient cash flow to fund working capital needs, which has resulted in a cumulative use of cash from operating activities over the three-year period ended December 31, 2006. As a result, the Company has increased its borrowing availability through the Second Lien that was entered into during the first quarter of 2006 and modified in December 2006, to allow for additional borrowings. These credit facilities, as well as the indenture governing the notes described above, impose certain restrictions in the form of financial covenants and other terms and conditions that could limit the Company’s access to additional funding and impair its ability to meet its obligations as they become due.

While the Company does have unutilized capacity under its credit facilities as of December 31, 2006, management’s ability to utilize this liquidity depends upon continuing compliance with financial covenants, which are measured on a quarterly and annual basis. In order to help ensure continuing compliance with the financial covenants and provide necessary liquidity to operate the business and implement management’s strategies, the Company has taken, and continues to take, a number of steps to maximize near-term liquidity. Management continues to evaluate additional opportunities to pay down existing debt through financing in the form of a sale-leaseback transaction and through sales of non-strategic assets, but would only consider such sales at prices and upon terms that are consistent with the Company’s view of the value of such assets. Management is also implementing operational improvements and in December 2006 launched a performance improvement plan designed to achieve targeted revenue enhancement and cost savings.

Although the Company cannot guarantee future compliance with its financial covenants, management believes based on its estimates that it is probable that one or more of the initiatives related to debt repayment, cost savings and operational improvement will be accomplished during 2007, such that the Company expects to remain in compliance with its financial covenants. Accordingly, the Company has classified the outstanding balance of the First Lien and Second Lien on the Consolidated Balance Sheet based on their stated maturities.

Debt Extinguishment

As of February 27, 2004, all of the outstanding debt of the Company, excluding the yen-denominated short-term bank borrowings and capital lease obligations, were repaid and the agreements were terminated. As a result of the early extinguishment of debt, the Company incurred a $0.9 million loss from the write off of deferred financing fees. The following sets forth the payments made in connection with the termination of these debt instruments in 2004 (in thousands):

	Principal	Prepayment Penalties	Interest	Foreign Exchange Loss	Total
Interest rate swap	$1,656	$—	$—	$—	$1,656
Securitization facility	27,800	—	34	—	27,834
364-day revolving credit agreement	29,500	—	—	—	29,500
7.08% Senior Notes	160,000	26,920	1,713	—	188,633
3.67% Yen-denominated Senior Notes	44,170	3,770	228	679	48,847

Total	$263,126	$30,690	$1,975	$679	$296,470

(10)	Leases

At December 31, 2006 and January 1, 2006, the gross amount of machinery and equipment and related accumulated amortization related to assets held under capital leases were as follows (in thousands):

	December 31, 2006	January 1, 2006
Machinery and equipment	$3,482	$6,068
Less accumulated amortization	(1,386)	(3,573)

	$2,096	$2,495

Capital lease obligations were $2.0 million and $2.4 million as of December 31, 2006 and January 1, 2006, respectively. As of December 31, 2006, capital lease obligations consist of various machines with leases expiring between 2007 and 2014. Amortization of assets held under capital leases is included in depreciation expense. Such amortization expense was $0.5 million, $0.6 million and $0.7 million, for the years ended December 31, 2006, January 1, 2006 and December 31, 2004, respectively.

The Company also has several noncancelable operating leases that expire over the next 17 years and provide for renewal terms. These include property leases with escalation clauses averaging 2% to 5% annually, one of which expired in 2006 and one of which expires in 2009. The Company also leases certain machinery, office equipment and vehicles.

During 2005, the Company entered into an agreement for the sale and leaseback of three properties, including one plant and two warehouses. Net property, plant and equipment and other current assets were reduced by the carrying values of the properties sold, which amounted to approximately $6.2 million. The net cash proceeds received from the sale were approximately $15.3 million; $6.8 million of the resulting gain was recognized in 2005 and $2.3 million was recorded as a deferred credit. As of January 1, 2006, the remaining deferred credit of $1.8 million was included in other long-term liabilities and subsequently amortized to income as an offset to rent

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense during the year ended December 31, 2006. The leases were classified as operating leases in accordance with SFAS No. 13, “Accounting for Leases.”

Future minimum lease payments under capital leases and noncancelable operating leases as of December 31, 2006 are as follows (in thousands):

	Capital Leases	Operating Leases
For the fiscal year:
2007	$465	$31,856
2008	315	29,526
2009	296	28,877
2010	296	26,850
2011	296	24,634
Thereafter	814	203,494

Total minimum lease payments	2,482	$345,237

Less amounts representing interest	445

Present value of minimum payments on capital leases	$2,037

Total rental expense for operating leases, including rentals on month-to-month leases, was $43.3 million, $36.1 million and $34.7 million, for the years ended December 31, 2006, January 1, 2006 and December 31, 2004, respectively.

(11)	Derivative Instruments and Hedging Activities

The First Lien requires the Company to fix the interest rate for a portion of the borrowings. Accordingly, on March 10, 2004, to limit the variability of a portion of the interest payments under the First Lien facility, the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $180.0 million. Under these interest rate swaps, the Company received variable interest rate payments and made fixed interest rate payments; thereby fixing the rate on a portion of the outstanding debt. In June 2005, the Company entered into a forward-starting receive-variable, pay-fixed interest rate swap with a notional amount of $50.0 million. In March 2006, the Company entered into two receive-variable, pay-fixed interest rate swaps with identical terms and a combined notional amount of $70.0 million. The notional amount varies throughout the term of the agreements.

In September 2006, the Company terminated the interest rate swap agreements described above. Through the termination date, these interest rate swap agreements were accounted for as cash flow hedges and their fair values were included in other current assets and other assets in the Company’s Consolidated Balance Sheets. The combined fair values of these swap agreements was $5.9 million as of January 1, 2006. A deferred gain of $2.2 million on the qualified hedged transaction is included in accumulated other comprehensive income as of December 31, 2006, and will be amortized into interest expense over the remaining term of the hedged debt.

In September 2006, the Company entered into three interest rate cap agreements with a total notional amount of $245.0 million. Under these agreements the Company receives variable interest rate payments when the 3-month LIBOR rises above 6.0%. These agreements are in effect through September 14, 2007. In October 2006, the Company entered into an interest rate cap agreement with a notional amount of $20.0 million. Under this agreement, the Company receives variable interest rate payments when the 3-month LIBOR rises above 6.0%. This agreement is in effect through October 12, 2007.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)	Pensions and Other Postretirement Benefits

The Company sponsors noncontributory defined benefit pension plans that cover all Solo Cup Japan and Solo Cup Europe Limited employees who meet certain length of service requirements. Plan benefits are based on participants’ compensation during their final year of service. The Company’s funding policy is to contribute amounts necessary to satisfy the amounts required by local laws and regulations. Plan assets for the Solo Cup Japan and Solo Cup Europe pension plans are held in retirement trust funds with investments primarily in common stock, corporate bonds and government securities.

In connection with the SF Holdings Acquisition in 2004, the Company assumed the defined benefit pension plans and postretirement health care plans of SF Holdings. These plans provide certain union and non-union employees with retirement and disability income benefits. Pension costs are based upon the actuarially determined normal costs plus interest on and amortization of the unfunded liabilities. The benefits for participants in certain of these non-union pension plans are frozen. The Company’s policy has been to fund annually the minimum contributions required by applicable regulations. The postretirement health care plans, in most cases, pay stated percentages of most medical expenses incurred by retirees after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants generally become eligible after reaching age 60 with ten years of service. The majority of such plans are contributory, with retiree contributions adjusted annually.

The Company uses a September 30 measurement date for the majority of its plans.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the change in benefit obligation for the Company’s benefit plans (in thousands):

	Pension Benefits		Other Postretirement Benefits
	For the year ended December 31, 2006	For the year ended January 1, 2006	For the year ended December 31, 2006	For the year ended January 1, 2006
Change in benefit obligation:
Benefit obligation at beginning of year	$139,542	$127,901	$36,094	$35,261
Service cost	2,368	1,947	608	825
Interest cost	7,002	7,083	1,511	2,140
Amendments	(317)	—	(5,677)	—
Actuarial (gain) loss	(2,715)	11,461	(3,311)	2,950
Foreign exchange	2,905	(2,563)	(3)	33
Plan participant contributions	—	—	291	—
Benefits paid	(8,445)	(6,287)	(4,764)	(5,115)

Benefit obligation at end of year	$140,340	$139,542	$24,749	$36,094

Change in plan assets:
Fair value of plan assets at beginning of year	$102,395	$91,026	$—	$—
Actual return on plan assets	8,127	13,118	—	—
Foreign exchange	2,308	(1,591)	—	—
Employer contributions	10,928	6,545	4,473	5,104
Plan participant contributions	251	186	291	—
Other	(792)	(554)	—	—
Benefits paid	(8,445)	(6,335)	(4,764)	(5,104)

Fair value of plan assets at end of year	$114,772	$102,395	$—	$—

Funded status	$(25,568)	$(37,147)	$(24,749)	$(36,094)
Employer contributions from measurement date to year-end	2,241	2,500	1,342	1,200
Unrecognized prior service cost (benefit)	1,959	—	(3,666)	(22,704)
Unrecognized net actuarial loss	12,660	16,012	8,071	11,771

Net amount recognized	$(8,708)	$(18,635)	$(19,002)	$(45,827)

The following sets forth the amounts recognized in the Consolidated Balance Sheets (in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Accrued benefit liability	$(22,915)	$(34,554)	$(19,002)	$(45,827)
Prepaid asset	420	—	—	—
Intangible asset	1,960	—	—	—
Accumulated other comprehensive loss	11,827	15,919	—	—

Net amount recognized	$(8,708)	$(18,635)	$(19,002)	$(45,827)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for all defined benefit pension plans was approximately $138.6 million and $139.5 million at December 31, 2006 and January 1, 2006, respectively.

The following table presents aggregated information for individual pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2006 and January 1, 2006, for which the Company recognized an additional minimum pension liability (in thousands):

	December 31, 2006	January 1, 2006
Projected benefit obligation	$123,232	$133,416
Accumulated benefit obligation	123,232	132,246
Fair value of plan assets	101,027	99,711

For the year ended December 31, 2006, $3.5 million of income, net of tax, was recognized in other comprehensive income representing a reduction in the minimum pension liability. For the years ended January 1, 2006 and December 31, 2004, $2.0 million and $3.8 million, respectively, were charged to other comprehensive income for the additional minimum pension liability adjustments, net of tax. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

The following assumptions were used to determine the benefit obligations at fiscal year-end:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Discount rate:
North America	5.25%-5.75%	5.25%	5.75%	5.25%
Europe	5.10%	4.70%	—	—
Japan	1.80%	1.70%	—	—
Expected long-term rate of return on plan assets:
North America	7.00%-8.75%	7.50%-8.00%	—	—
Europe	6.30%	5.86%	—	—
Japan	4.10%	2.40%	—	—
Rate of compensation increase:
North America	3.50%	3.50%	—	—
Japan	1.00%-2.65%	1.90%	—	—

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans consists of the following (in thousands):

	For the year ended December 31, 2006	For the year ended January 1, 2006	For the year ended December 31, 2004
Pension Benefits
Service cost	$2,368	$1,947	$1,552
Interest cost	7,002	7,083	5,928
Expected return on plan assets	(7,552)	(6,756)	(6,005)
Amortization of transition asset	(238)	—	108
Amortization of prior service cost	—	89	74
Amortization of net loss	490	522	318

	2,070	2,885	1,975
Curtailment loss (1)	—	659	—

Net periodic benefit cost	$2,070	$3,544	$1,975

Other Postretirement Benefits
Service cost	$608	$825	$1,089
Interest cost	1,511	2,140	2,603
Amortization of prior service cost	(2,649)	(4,127)	(3)
Amortization of net loss	396	907	—

	(134)	(255)	3,689
Curtailment gains (2)	(22,067)	—	—

Net periodic (income) benefit cost	$(22,201)	$(255)	$3,689

(1)

For the year ended January 1, 2006, the curtailment charge related to the expected closing of a domestic plant, which would have resulted in the termination of employees’ services earlier than expected.

(2)

For the year ended December 31, 2006, the curtailment gains were a result of a signification reduction in postretirement benefits for certain active plan participants in the Company’s domestic retiree medical benefit plans.

The following assumptions were used to determine the net periodic benefit cost for each fiscal year:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Discount rate:
North America	5.25%	6.00%	6.00%	6.00%
Europe	4.70%	5.25%	—	—
Japan	1.70%	1.80%	—	—
Expected long-term rate of return on plan assets:
North America	7.50% - 8.00%	7.00% - 8.75%	—	—
Europe	5.86%	6.30%	—	—
Japan	2.40%	1.00%	—	—
Rate of compensation increase:
North America	3.50%	3.50%	—	—
Japan	1.90%	1.98%	—	—

The expected long-term rate of return on plan assets takes into consideration historical and expected long-term returns based upon the weighted-average allocation of equities, fixed income and other asset components comprising the plans’ assets at their measurement dates.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For measurement purposes, the assumed health care cost trend rates were as follows:

Health care cost trend rate assumed for 2006	10.0% – 11.5%
Rate to which the cost trend rate is assumed to decline	5.0% – 5.5%
Year that the rate reaches the ultimate trend rate	2012 – 2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$135	$(116)
Effect on postretirement benefit obligation	1,070	(936)

The Company’s pension plans’ weighted-average asset allocations, by asset category, were as follows:

	Plan Assets at
	December 31, 2006	January 1, 2006
Asset Category
Equity securities	65.0%	68.3%
Debt securities	21.3	28.0
Real estate	0.8	—
Other	12.9	3.7

Total	100.0%	100.0%

The Company’s investment policies are designed to provide for growth of capital with a moderate level of volatility. The weighted-average asset target allocations for the majority of the pension plan assets are 60% in equity securities and 40% in debt securities.

The Company expects to contribute approximately $10 million to its pension plans and approximately $2 million to its other postretirement benefit plans in 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Postretirement Benefits
2007	$7,388	$2,350
2008	7,472	2,250
2009	7,717	2,256
2010	7,836	2,254
2011	8,154	2,244
Years 2012–2016	44,286	8,417

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Plans

Substantially all U.S. employees of the former Solo Illinois and employees hired by SCOC after October 3, 2005, are covered by the Company’s employee profit-sharing plan. The amount of Company profit-sharing contributions is at the discretion of the Company’s Board of Directors. During 1998, the profit-sharing plan was amended to qualify under Section 401(k) of the Internal Revenue Code. The amended plan allows employees to contribute up to 20% of their qualified gross wages as defined in the plan, and the Company currently matches 50% of the employees’ contributions to this plan up to 4% of eligible compensation as defined. Charges for employer contributions to the 401(k) and profit-sharing plan were $3.0 million, $1.8 million and $1.4 million for the years ended December 31, 2006, January 1, 2006 and December 31, 2004, respectively, and are recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

In conjunction with the SF Holdings Acquisition, the Company acquired a 401(k) defined contribution plan that covers a majority of SF Holdings’ employees. For employees in this plan, including certain union employees, prior to January 1, 2006, the Company provided a matching contribution of 100% on the first 2% of a participant’s salary and 50% on the next 4% of a participant’s salary. For certain union employees, prior to January 1, 2006, the Company provided a matching contribution equal to 75% up to the first 2% and 50% of the next 3% of the employee’s compensation deferred to the plan.

Beginning on January 1, 2006, for employees in this plan, the Company provides a matching contribution of 75% on the first 2% of a participant’s salary and 50% on the next 4% of a participant’s salary. For certain union employees, the Company continues to provide a matching contribution equal to 100% up to the first 2% and 50% of the next 4% of the employee’s compensation deferred to the plan. The Company’s match for employees in this plan is currently limited to participant contributions up to 6% of the participants’ salaries. In addition, the Company is allowed to make discretionary contributions.

Charges for employer contributions to this 401(k) plan were $4.4 million and $4.7 million in the years ended December 31, 2006 and January 1, 2006, respectively, and $4.4 million for the period from February 22, 2004 to January 2, 2005, and are recorded in cost of goods sold and selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The Company also participates in a multi-employer pension plan sponsored by SF Holdings for certain of its union employees. Contributions to this plan at a defined rate per hour worked were $1.3 million, $1.2 million and $1.0 million in 2006, 2005 and 2004, respectively.

(13)	Shareholder’s Equity

On February 27, 2004, the Company received net proceeds of $229.6 million from the issuance of 100 shares of Common Stock to SCIC and the retirement of all outstanding shares of Solo Illinois’ Class A and Class B common stock. In order to fund this purchase of stock in the Company, SCIC issued $240.0 million of convertible participating preferred stock (“CPPS”) to Vestar. The CPPS pays cash dividends at a rate of 10.0% per annum on an amount equal to the sum of the original purchase price of the CPPS plus all accrued and unpaid dividends. Dividends will accumulate to the extent not paid, whether or not earned or declared. As of December 31, 2006, accrued and unpaid dividends were approximately $76.9 million.

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

During 2004, $4.1 million of capital was contributed to the Company by SCIC. This includes $0.8 million of proceeds that were received by SCIC from certain Company employees upon the issuance of SCIC’s CPPS. The remaining $3.3 million represents the issuance of 3,283 Convertible Preferred Units (“CPUs”) to certain

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company employees in settlement of deferred compensation liabilities (see Note 16). As a result of the departure of certain employees from the Company, $0.7 million and $1.3 million of this capital contribution was returned to SCIC as a dividend and 109 and 1,267 CPUs were canceled in 2006 and 2005, respectively. The $0.7 million in 2006 also reflected the cancellation of 542 CPPS. In 2005, an additional $0.1 million of capital was contributed to the Company by SCIC, reflecting proceeds that were received by SCIC from a Company employee upon the issuance of SCIC’s CPPS to the employee.

During 2005 and 2004, the Company paid dividends to shareholders of Solo Illinois common stock of $0.4 million and $16.1 million, respectively.

(14)	Minority Interest in Subsidiary

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

(15)	Accumulated Other Comprehensive Income (Loss)

(In thousands)	For the year ended December 31, 2006	For the year ended January 1, 2006	For the year ended December 31, 2004
Net loss	$(373,250)	$(19,377)	$(50,330)
Foreign currency translation adjustment	701	(6,018)	7,096
Minimum pension liability, net of tax (expense) benefit of $(767), $3,563 and $2,182	3,537	(1,965)	(3,843)
Unrealized investment gain, net of tax of $166, $167 and $195	242	243	279
Unrealized (loss) gain on cash flow hedge, net of tax of $(967), $682 and $1,599	(2,716)	1,089	2,552

Comprehensive loss	$(371,486)	$(26,028)	$(44,246)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31, 2006	January 1, 2006
Foreign currency translation adjustments	$5,187	$4,486
Minimum pension liability adjustments, net of tax	(5,330)	(8,867)
Unrealized investment gain, net of tax	920	678
Unrealized gain on cash flow hedge, net of tax	925	3,641

Accumulated other comprehensive income (loss)	$1,702	$(62)

(16)	Share-Based Payments

SCIC, the Company’s parent, has a management investment and incentive compensation plan for certain key employees of the Company. Under this plan, SCIC has reserved 1,450,000 shares of SCIC common stock, and 5,000 shares of CPPS for issuance (see Note 13). The accounting impact of this plan is recorded in the financial statements of the Company as the plan relates to employees of the Company.

CPUs

During the second quarter of 2004, SCIC issued 3,283 CPUs to certain Company employees in settlement of $3.3 million of deferred compensation liabilities. The fair value of the CPUs granted by SCIC was linked to the fair market value of one share of CPPS. For CPUs, compensation expense is recognized periodically based on changes in the fair value of the CPU relative to the grant-date fair value of the CPU. During the years ended December 31, 2006, January 1, 2006 and December 31, 2004, the Company recorded compensation expense and additional paid-in capital of $0.2 million, $0.1 million and $0.3 million, respectively, reflecting dividends declared by SCIC on those instruments.

CPUs do not have voting rights and are in certain circumstances convertible to SCIC common stock or CPPS. The issuance of CPUs by SCIC in settlement of deferred compensation liabilities of the Company totaling $3.3 million was recorded as additional paid-in capital in 2004. As a result of the departure of certain employees from the Company, 109 and 1,267 CPUs were canceled in 2006 and 2005, respectively.

Stock Options

The following shows stock option activity for the three years ended December 31, 2006:

	Shares under option Time-based	Shares under option Performance-based	Total shares under option
December 31, 2003	—	—	—
Granted with exercise price equal to fair value	749,558	499,699	1,249,257

December 31, 2004	749,558	499,699	1,249,257
Granted with exercise price equal to fair value	94,240	62,820	157,060
Forfeited	(48,931)	(32,620)	(81,551)

January 1, 2006	794,867	529,899	1,324,766
Forfeited	(501,282)	(334,176)	(835,458)

December 31, 2006	293,585	195,723	489,308

As of December 31, 2006, 127,946 time-based options were exercisable and none of the performance-based options were exercisable. No options have been exercised to date. These performance-based options are accounted for as variable options. In accordance with APB 25, no compensation expense has been recorded

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to these awards since the grant dates because the performance goals have not been met and the value of the underlying common stock has not increased.

In December 2004, the FASB issued SFAS 123R. SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25. The Company adopted SFAS 123R on January 2, 2006 under the “prospective” method. Under the provisions of SFAS No. 123, the Company calculated its pro forma disclosure using the minimum value method, which excludes any effect of volatility on value; therefore, the prospective method of adopting SFAS 123R is required. Under the “prospective” method, compensation cost is recognized in the consolidated financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted, modified, repurchased or cancelled after that date. Since the adoption of SFAS 123R, the Company has not granted, modified, repurchased or cancelled any options; therefore, no expense was recognized for stock options in the Company’s Consolidated Statement of Operations during the year ended December 31, 2006. See Note 22 for a related subsequent event.

(17)	Related-party Transactions

On December 14, 2006, the Company entered into a transition agreement among Vestar, Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding and SCIC (the “Transition Agreement”) regarding transition of control of the Board of Directors of the Company and the Board of Directors of SCIC, the sole shareholder of the Company.

On December 15, 2006, pursuant to the terms of the Transition Agreement, Vestar appointed additional directors to each of the Company’s and SCIC’s Boards of Directors. Following these appointments, directors appointed by Vestar constitute a majority of each of the Company’s and SCIC’s Boards of Directors. Additionally, Robert L. Hulseman, the former Chairman of the Board of Directors of the Company and SCIC, resigned and was named Chairman Emeritus of each board and John F. Hulseman, the former Vice Chairman of the Board of Directors of the Company and SCIC, resigned and was named Vice Chairman Emeritus of each board.

The directors appointed by Vestar, Daniel S. O’Connell, Norman W. Alpert, Kevin A. Mundt, Peter W. Calamari, Jack M. Feder and Jeffrey W. Long, are all employees and equity owners of Vestar. Vestar owns CPPS representing 32.7% of the voting stock of SCIC.

In the first quarter of 2004, the Company and SCIC entered into a management agreement with SCC Holding providing for, among other things, the payment by SCIC of an annual advisory fee of $2.5 million to SCC Holding. Pursuant to this management agreement, the Company incurred $2.5 million, $2.5 million and $2.1 million of advisory fees in 2006, 2005 and 2004, respectively.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the first quarter of 2004, SCIC paid to Vestar a one-time $4.0 million advisory fee and reimbursed specified out of pocket expenses of Vestar. SCIC also entered into a management agreement with Vestar pursuant to which SCIC will pay Vestar an $800,000 annual advisory fee, plus reimbursement of its expenses. The Company incurred $0.8 million, $0.8 million and $0.7 million of advisory fees in 2006, 2005 and 2004, respectively. Out of pocket expenses incurred in 2006, 2005 and 2004, were approximately $0.1 million. Vestar also is party to a registration rights agreement with SCIC and SCC Holding. In addition, Vestar and SCC Holding entered into a stockholders’ agreement relating to, among other things, their ownership of voting stock of SCIC.

On August 4, 1999, the Company extended an interest-free loan in the amount of $1.7 million to Ronald Whaley, the then President and Chief Operating Officer of the Company pursuant to his previous employment agreement. The employment agreement provided for the loan to be repaid from the net proceeds of Mr. Whaley’s annual bonuses through the term of the agreement, which had an expiration date of August 3, 2009. To the extent that Mr. Whaley’s annual bonus fell below the amounts corresponding to the annual prorated portion of the initial principal amount of the loan, the employment agreement provided that the loan would be forgiven as if a bonus in the amount of that annual prorated portion had been paid. As of December 31, 2006 and January 1, 2006, the outstanding principal amount of the loan was $639,000. As of December 31, 2006, the loan was fully reserved. The loan was subsequently extinguished pursuant to the terms of Mr. Whaley’s separation agreement in February 2007 see Item 11 “Departure of Certain Executive Officers in 2006”. As of January 1, 2006, the outstanding balance of $639,000 is included in other assets in the Consolidated Balance Sheet.

(18)	Commitments and Contingencies

The Company has entered into agreements with the State of Illinois (“State”) and the City of Chicago (“City”) relating to the acquisition and development of certain property of the Company located in the City. Pursuant to these agreements, the State and City provided certain grants to the Company, paid certain costs on behalf of the Company and undertook certain obligations relating to the property. Under these agreements, the Company is required to fulfill certain obligations relating to development of the property and retention of a certain number of employees. If these obligations were not fulfilled, the Company may be required to repay certain amounts granted or paid by the City or the State, the net impact of which, the Company believes, would not be material to its business, financial condition, results of operations or cash flows. See Note 22 for a related subsequent event.

The Company is involved in various claims and legal actions arising from time to time in the ordinary course of business.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(19)	Contract Dispute Resolution

In November 2001, Solo Illinois entered into an outsourcing agreement (the “Agreement”) with a former logistics provider. In February 2005, Solo Illinois entered into a settlement agreement with the logistics provider (the “Settlement Agreement”) which terminated the Agreement early. Pursuant to the terms of the Settlement Agreement, Solo Illinois transitioned distribution center operations and transportation services back into its operations during 2005. In February 2005, as part of the transition, Solo Illinois purchased certain assets from the former logistics provider for $1.2 million. Solo Illinois also agreed to assume certain leases from the logistics provider and paid them $11.75 million during 2005. The Settlement Agreement also included mutual releases from both parties and required the parties to dismiss all related outstanding litigation and arbitration claims.

In addition to the agreed-upon payments totaling $11.75 million, the Company forgave $4.4 million of accounts receivable from the logistics provider. During 2004, the Company incurred legal expenses and contract execution costs of $9.3 million related to the litigation, arbitration and the settlement. The net effect of the resolution of this matter on the Company’s Consolidated Statement of Operations for the year ended December 31, 2004, was a pre-tax charge of $25.4 million ($15.6 million net of income taxes).

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20)	Segments

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

No individual customer accounted for greater than 10% of consolidated net sales in fiscal years 2006, 2005 or 2004. It is not practical for the Company to report revenues from external customers for each product and service or each group of similar products.

(In thousands)	North America	Europe	Asia - Pacific	Other	Total Segments	Eliminations	Total
Year ended December 31, 2006
Revenues from external customers	$2,327,610	$88,916	$79,450	$12,462	$2,508,438	$(18,519)	$2,489,919
Intersegment net sales	18,387	—	132	—	18,519	(18,519)	—
Operating (loss) income	(213,614)	(18,869)	(2,172)	521	(234,134)	(241)	(234,375)
Depreciation and amortization	98,023	3,498	3,701	609	105,831	—	105,831
Capital expenditures	60,793	3,113	804	433	65,143	—	65,143
Property, plant and equipment, net	670,710	21,664	15,328	2,176	709,878	—	709,878
Total assets at year end	1,458,883	72,838	46,098	9,527	1,587,346	(44,956)	1,542,390
Year ended January 1, 2006
Revenues from external customers	$2,260,684	82,236	97,545	11,993	2,452,458	(20,901)	$2,431,557
Intersegment net sales	20,159	—	162	580	20,901	(20,901)	—
Operating income	41,059	3,317	2,842	588	47,806	67	47,873
Depreciation and amortization	99,046	3,580	5,345	668	108,639	—	108,639
Capital expenditures	47,419	968	4,362	391	53,140	—	53,140
Property, plant and equipment, net	702,974	19,204	31,598	2,409	756,185	—	756,185
Total assets at year end	1,737,411	81,072	61,980	8,925	1,889,388	(44,715)	1,844,673
Year ended December 31, 2004
Revenues from external customers	$1,938,139	75,583	102,456	11,833	2,128,011	(17,173)	$2,110,838
Intersegment net sales	15,261	—	110	1,802	17,173	(17,173)	—
Operating income	32,187	5,156	5,531	784	43,658	(100)	43,558
Depreciation and amortization	87,101	3,752	5,664	718	97,235	—	97,235
Capital expenditures	37,240	768	3,645	585	42,238	—	42,238
Property, plant and equipment, net	757,529	24,174	38,660	2,687	823,050	—	823,050
Total assets at year end	1,755,505	90,269	79,300	11,822	1,936,896	(48,274)	1,888,622

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic information:

Net sales from external customers by customer location are determined based on where the Company’s products were delivered. Long-lived assets include property, plant and equipment, net; goodwill; intangible assets, net; and certain other non-current assets.

(In thousands)	Year Ended December 31, 2006	Year Ended January 1, 2006	Year Ended December 31, 2004
United States	$2,082,910	$2,088,975	$1,766,099
Other countries	407,009	342,582	344,739

Revenues from external customers	$2,489,919	$2,431,557	$2,110,838

	December 31, 2006	January 1, 2006	December 31, 2004
United States	$703,787	$945,368	$1,007,497
Other countries	93,192	127,172	140,393

Total long-lived assets	$796,979	$1,072,540	$1,147,890

(In thousands)	Year Ended December 31, 2006	Year Ended January 1, 2006	Year Ended December 31, 2004
Operating income:
Total segment and other operating (loss) income	$(234,134)	$47,806	$43,658
Elimination of intersegment operating income	(241)	67	(100)
Interest expense	(92,999)	(72,854)	(86,427)
Interest income	2,294	304	247
Loss on debt extinguishment	—	—	(916)
Foreign currency exchange gain (loss), net	6,806	(4,262)	3,224
Other, net	141	193	311

Loss before income taxes and minority interest	$(318,133)	$(28,746)	$(40,003)

Net sales by customer group for the years ended December 31, 2006, January 1, 2006 and December 31, 2004 were as follows:

(In thousands)	Year Ended December 31, 2006	Year Ended January 1, 2006	Year Ended December 31, 2004
Foodservice	$2,011,026	$1,927,210	$1,722,853
Consumer	478,893	504,347	387,985

Net sales	$2,489,919	$2,431,557	$2,110,838

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(21)	Valuation and Qualifying Accounts

Valuation and qualifying accounts are comprised of allowance for doubtful accounts, allowance for discounts and deductions and inventory obsolescence reserves. The changes in these accounts for the years ended December 31, 2006, January 1, 2006 and December 31, 2004 were as follows (in thousands):

	Beginning balance	Charged to income	Charged to other accounts (1)(2)(3)	Deductions	Ending balance
Allowance for doubtful accounts
2006	$5,469	$2,302	$(949)	$(3,392)	$3,430
2005	6,295	614	(105)	(1,335)	5,469
2004	3,900	340	3,112	(1,057)	6,295

Allowance for discounts and deductions
2006	$53,131	$175,811	$2,724	$(167,388)	$64,278
2005	50,718	212,354	(386)	(209,555)	53,131
2004	20,744	153,627	18,020	(141,673)	50,718

Inventory obsolescence reserves
2006	$16,137	$7,958	$(20)	$(4,156)	$19,919
2005	13,666	3,005	4,813	(5,347)	16,137
2004	1,570	2,225	13,697	(3,826)	13,666

(1)	Charged to other accounts includes recoveries received, reclassifications and cumulative translation adjustment for translation of foreign accounts.

(2)

In 2004, charged to other accounts includes the impact of the SF Holdings Acquisition of $4.2 million of allowance for doubtful accounts (partially offset by the reversal of reserves established for the Company’s former logistics provider), $17.9 million of allowance for discounts and deductions and $13.5 million of inventory obsolescence reserves.

(3)	In 2005, charged to other accounts includes the impact of the SF Holdings Acquisition of $4.4 million of inventory obsolescence reserves.

(22)	Subsequent Events (Unaudited)

In January 2007, the Company borrowed an additional $50.0 million under its Second Lien and the proceeds were used to pay down outstanding amounts under the revolving credit facility under its First Lien.

In February 2007, all time-based and performance-based stock options were cancelled by the Company’s Board of Directors (see Note 16).

In March 2007, the Company entered into a purchase and sale agreement for the sale of certain property of the Company located in the city of Chicago (see Note 18).

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23)	Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited financial data for quarterly periods ended December 31, October 1, July 2 and April 2, 2006 and January 1, 2006, and October 2, July 3 and April 1, 2005.

	Quarter Ended
(In millions)	Apr. 2, 2006	July 2, 2006	Oct. 1, 2006	Dec. 31, 2006	Total	Mar. 31, 2005	July 3, 2005	Oct. 2, 2005	Jan. 1, 2006	Total
Net sales	$567.2	$670.3	$620.7	$631.7	$2,489.9	$547.1	$646.9	$620.3	$617.3	$2,431.6
Gross profit	53.8	92.0	66.9	52.4	265.1	46.1	82.1	92.6	88.3	309.1
(Loss) income before income taxes and minority interest	(33.6)	(231.0)	(20.2)	(33.3)	(318.1)	(33.5)	(4.3)	16.7	(7.6)	(28.7)
Net (loss) income	$(20.2)	$(299.4)	$(19.8)	$(33.9)	$(373.3)	$(20.2)	$(2.8)	$9.5	$(5.9)	$(19.4)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24)	Guarantors

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

	Condensed Consolidated Balance Sheet December 31, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,231	$10,815	$14,345	$—	$26,391
Accounts receivable:
Trade	—	190,167	37,279	—	227,446
Other	270,995	39,120	1,209	(284,472)	26,852
Inventories	—	366,650	23,670	(1,224)	389,096
Deferred income taxes	3,676	27,968	2,201	445	34,290
Prepaid expenses and other current assets	25	30,566	7,540	—	38,131

Total current assets	275,927	665,286	86,244	(285,251)	742,206
Property, plant and equipment, net	—	659,727	50,151	—	709,878
Goodwill and intangible assets, net	—	38,434	268	—	38,702
Other assets	86,907	11,258	3,718	(50,279)	51,604

Total assets	$362,834	$1,374,705	$140,381	$(335,530)	$1,542,390

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$—	$387,320	$31,819	$(284,541)	$134,598
Accrued expenses and other current liabilities	22,228	101,817	13,312	—	137,357
Current maturities of long-term debt	6,500	269	1,327	—	8,096

Total current liabilities	28,728	489,406	46,458	(284,541)	280,051
Long-term debt, net of current maturities	288,821	846,069	7,155	—	1,142,045
Deferred income taxes	6,788	43,724	3,782	—	54,294
Other liabilities	—	33,617	18,800	—	52,417

Total liabilities	324,337	1,412,816	76,195	(284,541)	1,528,807
Shareholder’s equity:
Common stock	—	—	2,114	(2,114)	—
Additional paid-in capital	48,492	209,120	39,168	(39,168)	257,612
(Accumulated deficit) retained earnings	(10,920)	(245,000)	19,896	(9,707)	(245,731)
Accumulated other comprehensive income (loss)	925	(2,231)	3,008	—	1,702

Total shareholder’s equity	38,497	(38,111)	64,186	(50,989)	13,583

Total liabilities and shareholder’s equity	$362,834	$1,374,705	$140,381	$(335,530)	$1,542,390

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheet January 1, 2006 (In thousands)
	Solo Delaware	Other Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$422	$6,616	$5,049	$—	$12,087
Cash in escrow	15,000	—	—	—	15,000
Accounts receivable:
Trade	—	182,995	39,288	—	222,283
Other	178,742	34,012	—	(190,765)	21,989
Inventories	—	355,864	25,996	(596)	381,264
Deferred income taxes	963	56,230	1,864	—	59,057
Other current assets	17	46,629	5,266	—	51,912

Total current assets	195,144	682,346	77,463	(191,361)	763,592
Property, plant and equipment, net	—	686,968	69,217	—	756,185
Goodwill and intangible assets	18,988	254,133	491	—	273,612
Other assets	89,972	7,630	3,960	(50,278)	51,284

Total assets	$304,104	$1,631,077	$151,131	$(241,639)	$1,844,673

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$35,100	$284,667	$34,637	$(190,805)	$163,599
Accrued expenses and other current liabilities	15,736	112,819	13,521	—	142,076
Short-term debt	—	—	5,546	—	5,546
Current maturities of long-term debt	6,500	—	2,226	—	8,726

Total current liabilities	57,336	397,486	55,930	(190,805)	319,947
Long-term debt, less current maturities	176,151	842,674	10,184	—	1,029,009
Deferred income taxes	7,346	14,682	3,801	—	25,829
Other liabilities	—	62,052	22,330	—	84,382

Total liabilities	240,833	1,316,894	92,245	(190,805)	1,459,167
Shareholder’s equity:
Common stock	—	—	2,114	(2,114)	—
Additional paid-in capital	48,929	209,120	39,168	(39,168)	258,049
Retained earnings	10,702	112,176	14,193	(9,552)	127,519
Accumulated other comprehensive loss	3,640	(7,113)	3,411	—	(62)

Total shareholder’s equity	63,271	314,183	58,886	(50,834)	385,506

Total liabilities and shareholder’s equity	$304,104	$1,631,077	$151,131	$(241,639)	$1,844,673

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations For the Year Ended December 31, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,301,620	$270,464	$(82,165)	$2,489,919
Cost of goods sold	—	2,073,024	233,286	(81,443)	2,224,867

Gross profit	—	228,596	37,178	(722)	265,052
Selling, general and administrative expenses	903	239,557	25,535	(122)	265,873
Impairment of goodwill	18,988	209,431	118	—	228,537
Loss on sale of property, plant and equipment	—	4,457	560	—	5,017

Operating (loss) income	(19,891)	(224,849)	10,965	(600)	(234,375)
Interest expense, net	6,369	82,797	1,539	—	90,705
Loss on debt extinguishment	—	—	—	—	—
Foreign currency exchange (gain) loss, net	—	(6,320)	(486)	—	(6,806)
Other expense (income), net	—	62	(203)	—	(141)

(Loss) income before income taxes	(26,260)	(301,388)	10,115	(600)	(318,133)
Income tax (benefit) provision	(4,638)	55,788	4,412	(445)	55,117

Net (loss) income	$(21,622)	$(357,176)	$5,703	$(155)	$(373,250)

	Consolidated Statement of Operations For the Year Ended January 1, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,234,028	$265,709	$(68,180)	$2,431,557
Cost of goods sold	—	1,955,521	233,856	(66,925)	2,122,452

Gross profit	—	278,507	31,853	(1,255)	309,105
Selling, general and administrative expenses	238	247,539	20,264	(740)	267,301
(Gain) loss on sale of property, plant and equipment	—	(6,254)	185	—	(6,069)

Operating (loss) income	(238)	37,222	11,404	(515)	47,873
Interest expense, net	(3,592)	74,440	1,702	—	72,550
Foreign currency exchange loss (gain), net	—	5,464	(1,202)	—	4,262
Other (income) expense, net	—	(9,438)	9,245	—	(193)

Income (loss) before income taxes and minority interest	3,354	(33,244)	1,659	(515)	(28,746)
Income tax provision (benefit)	869	(14,873)	5,044	—	(8,960)
Minority interest	—	—	(409)	—	(409)

Net income (loss)	$2,485	$(18,371)	$(2,976)	$(515)	$(19,377)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations For the Year Ended December 31, 2004 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,926,317	$208,208	$(23,687)	$2,110,838
Cost of goods sold	—	1,662,404	175,148	(23,606)	1,813,946

Gross profit	—	263,913	33,060	(81)	296,892
Selling, general and administrative expenses	372	240,876	19,692	(22)	260,918
Loss on sale of property, plant and equipment	—	(7,724)	138	2	(7,584)

Operating (loss) income	(372)	30,761	13,230	(61)	43,558
Interest expense, net	(13,807)	67,308	1,989	—	55,490
Prepayment penalties	—	30,690	—	—	30,690
Loss on debt extinguishment	—	916	—	—	916
Foreign currency exchange (gain) loss, net	—	(2,260)	(964)	—	(3,224)
Other (income) expense, net	—	(1,393)	(235)	1,317	(311)

Income (loss) before income taxes	13,435	(64,500)	12,440	(1,378)	(40,003)
Income tax provision (benefit)	5,220	(204)	5,097	—	10,113
Minority interest	—	—	214	—	214

Net income (loss)	$8,215	$(64,296)	$7,129	$(1,378)	$(50,330)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Statement of Cash Flows For the Year Ended December 31, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(120,136)	$59,227	$14,057	$(46,852)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	(61,777)	(3,366)	(65,143)
Proceeds from sale of property, plant and equipment	—	4,661	6,961	11,622
Decrease in cash escrow	15,000	—	—	15,000

Net cash provided by (used in) investing activities	15,000	(57,116)	3,595	(38,521)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facilities	42,525	—	(575)	41,950
Borrowings under the term notes	80,000	—	—	80,000
Repayments of the term notes	(8,125)	—	(1,178)	(9,303)
Repayments of other debt	—	1,934	(6,163)	(4,229)
Contribution of capital from parent	(651)	—	—	(651)
Debt issuance costs	(7,805)	—	(204)	(8,009)

Net cash provided by (used in) financing activities	105,944	1,934	(8,120)	99,758
Effect of exchange rate changes on cash	—	155	(236)	(81)

NET INCREASE IN CASH AND CASH EQUIVALENTS	808	4,200	9,296	14,304
Cash and cash equivalents, beginning of period	423	6,615	5,049	12,087

Cash and cash equivalents, end of period	$1,231	$10,815	$14,345	$26,391

	Condensed Consolidated Statement of Cash Flows For the Year Ended January 1, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(24,722)	$20,354	$7,079	$2,711
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for business acquisitions, net of cash acquired	—	—	(368)	(368)
Purchase of property, plant and equipment	—	(44,778)	(8,362)	(53,140)
Proceeds from sale of property, plant and equipment	—	21,651	979	22,630

Net cash used in investing activities	—	(23,127)	(7,751)	(30,878)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facilities	33,000	(27)	(472)	32,501
Contribution of capital from parent	100	—	—	100
Return of capital to parent	(1,267)	—	—	(1,267)
Borrowings (repayments) of the term notes	(6,500)	6	(2,000)	(8,494)
Net borrowings of other debt	—	—	1,844	1,844
Debt issuance costs	(1,701)	(1)	(13)	(1,715)
Dividends paid	—	(387)	—	(387)
Decrease in restricted cash	—	1,905	—	1,905

Net cash provided by (used in) financing activities	23,632	1,496	(641)	24,487
Effect of exchange rate changes on cash	—	(136)	48	(88)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,090)	(1,413)	(1,265)	(3,768)
Cash and cash equivalents, beginning of period	1,513	8,028	6,314	15,855

Cash and cash equivalents, end of period	$423	$6,615	$5,049	$12,087

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Statement of Cash Flows For the Year Ended December 31, 2004 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$29,309	$(66,201)	$13,661	$(23,231)
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for business acquisitions, net of cash acquired	(891,118)	15,028	3,462	(872,628)
Purchase of property, plant and equipment	—	(36,157)	(6,081)	(42,238)
Proceeds from sale of property, plant and equipment	—	12,376	378	12,754
Decrease (increase) in cash escrow	(15,000)	10,003	—	(4,997)

Net cash provided by (used in) investing activities	(906,118)	1,250	(2,241)	(907,109)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facilities	(289,363)	318,039	(11,966)	16,710
Net repayments under the securitization facility	—	(22,800)	—	(22,800)
Borrowings under the term notes	650,000	—	11,214	661,214
Borrowings under 8.5% senior subordinated notes	325,000	—	—	325,000
Proceeds from sale of common stock	229,627	—	—	229,627
Contribution of capital from parent	838	—	—	838
Repayments of the 7.08% senior notes	—	(160,000)	—	(160,000)
Repayments of the 3.67% yen-denominated senior notes	—	(44,828)	—	(44,828)
Repayments of the interest rate swap	—	(1,656)	—	(1,656)
Repayments of the term notes	(4,875)	—	—	(4,875)
Repayments of other debt	—	—	(5,542)	(5,542)
Debt issuance costs	(32,905)	—	(252)	(33,157)
Dividends paid	—	(16,097)	—	(16,097)
Increase in restricted cash	—	234	—	234

Net cash provided by (used in) financing activities	878,322	72,892	(6,546)	944,668
Effect of exchange rate changes on cash	—	(1,900)	158	(1,742)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,513	6,041	5,032	12,586
Cash and cash equivalents, beginning of period	—	1,987	1,282	3,269

Cash and cash equivalents, end of period	$1,513	$8,028	$6,314	$15,855

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Disclosure Controls and Procedures

On October 16, 2006, after conducting a review that revealed a material weakness in our internal control over financial reporting, we restated certain of our previously issued consolidated financial statements by filing Form 10-K/A for the fiscal year ended January 1, 2006 and Form 10-Q/A for the thirteen weeks ended April 2, 2006. In our Form 10-Q for the thirteen weeks ended July 2, 2006, also filed on October 16, 2006, certain of our previously issued consolidated financial statements for the thirteen and twenty-six weeks ended July 3, 2005 were restated.

Our management, including our chief executive officer and our principal financial officer, the vice president – corporate controller, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and our vice president – corporate controller concluded that, as of December 31, 2006, as a result of the material weaknesses described below in section (b), our disclosure controls and procedures were not effective.

(b) Changes in Internal Control Over Financial Reporting

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

In assessing the effectiveness of our disclosure controls & procedures, management identified in Item 4 of Part I of the Company’s Quarterly Report on Form 10-Q for the thirteen and thirty-nine weeks ended October 1, 2006, five material weaknesses in the Company’s internal control over financial reporting. Three of these material weaknesses (deficiencies in the Company’s internal control environment; deficiencies in the review and reconciliation of period end balances; and deficiencies in the controls over spare parts inventory valuation) were not fully remediated as of December 31, 2006. The remaining two material weaknesses and the related activities completed by the Company to address all previously reported material weaknesses in internal control over financial reporting during the thirteen weeks ended December 31, 2006 are described below.

Items No Longer Considered a Material Weakness

(1) Controls over Accounts Payable Cutoff. As of October 1, 2006, we had not implemented effective policies and procedures to appropriately transition relevant information and knowledge of existing staff to the remaining and new staff when we consolidated our accounts payable departments and implemented a new accounts payable system in 2005 and 2006.

The following changes in internal control over financial reporting were implemented during the thirteen weeks ended December 31, 2006 to remediate the control deficiencies that contributed to this material weakness:

•	We restructured the accounts payable department by realigning responsibilities within the department, hiring additional personnel and implementing new procedures.

•	We completed several activities in the department designed to help ensure accuracy in accounting and reporting, including: (i) developing new reports and a tracking matrix to improve data accuracy and communication within the Company; (ii) developing an aged unprocessed invoice report and follow up processes to allow for the recognition of emerging issues in a rapid manner; and (iii) developing a process to more accurately estimate and effectively monitor the accrual balance.

As a result of these changes in internal control over financial reporting, management believes that the material weakness in internal control over accounts payable cutoff no longer exists as of December 31, 2006.

(2) Controls over Timely Recognition of Credits to Customers. As of October 1, 2006, we had not established appropriate policies and procedures and had not taken steps to ensure accounting personnel possessed the necessary level of technical competence or training to properly account for sales credits issued to customers.

The following changes in internal control over financial reporting were implemented during the thirteen weeks ended December 31, 2006 to remediate the control deficiencies that contributed to this material weakness:

•

We reorganized our department responsible for reviewing credit memos according to sales type and region, and segregated our rebate processing into a specialized department. The reorganization included the implementation of standard procedures to timely research customer claims and implementation of an electronic approval work flow to automatically route dispute resolutions to the appropriate approver. In addition, we hired additional personnel to timely reconcile credit memos issued to customers against accounts receivable balances and resolve discrepancies between our records and customer claims.

•

We established several accounting policies and procedures to properly recognize sales discounts and related incentives offered to our customers. We also reviewed the accounting treatment for these transactions with the appropriate accounting and management personnel to ensure sales incentives are identified timely and accounted for appropriately.

•	We documented standard procedures to research customer claims.

As a result of these changes in internal control over financial reporting, management believes that the material weakness in internal control over the timely recognition of credits to customers no longer exists as of December 31, 2006.

Areas Where a Material Weakness Still Exists

(1) Control Environment. As of December 31, 2006, we did not maintain an effective control environment. The control environment is the atmosphere in which a company’s internal control procedures operate.

The following control improvements were implemented during the thirteen weeks ended December 31, 2006 in an effort to remediate the control deficiencies that contributed to this material weakness:

•

We promoted critical senior personnel in the finance and accounting department, including three vice presidents, to provide leadership and to set the appropriate tone at the top, and realigned certain key reporting relationships to clarify accountability for the various elements of our financial records and periodic reports and improve the flow of information within the accounting department and among operating units.

•

We have re-emphasized our expectation that all business activities are conducted in compliance with our internal controls and Code of Conduct. We have also reinforced our Code of Conduct and Ethics Helpline, which we had formally adopted and implemented in January 2006 among all employees, emphasizing that questionable actions must be reported and that alleged violations of the code are unacceptable and will not be tolerated.

•

We revised our corporate governance practices including expanding our Board of Directors to include directors with audit committee experience, increasing senior management’s interaction with the board members, and improving communication among management and employees. We also established clearer reporting relationships among key employees, senior management and the Board of Directors to reinforce accountability and improve open communication throughout the Company.

•

We established procedures for senior management to review financial information on a consistent and timely basis. These procedures have provided broader visibility and analysis of monthly financial reporting and results and fostered proactive and open communication within the senior management team prior to issuance of our consolidated financial statements.

•

We revised and refined our disclosure controls and procedures to ensure that the financial reporting and disclosure process is conducted in an open environment allowing for detailed discussion and analysis prior to finalizing and releasing our financial statements.

As of December 31, 2006, management believes that this material weakness continues related to our failure to formally document and distribute accounting policies, practices and procedures, establish adequate controls over the selection, application and documentation of our accounting policies to ensure they were in accordance with GAAP, and adequately train our personnel in the application of GAAP commensurate with our financial reporting requirements. At October 1, 2006, we had expected to revise and formally document our accounting policies and procedures in a formal policies and procedures manual by fiscal year end 2006, and to fully implement the procedures during the first quarter of 2007. Although we have published and implemented several policies that we identified as material to addressing the material weaknesses, we have extended our timeline for this project and now expect to complete the documentation, review and publication of the remaining policies by the end of the second quarter of 2007. In addition, we must continue to provide training on the application of the new policies on a Company-wide basis throughout 2007.

(2) Controls over the Review and Reconciliation of Period End Balances. As of December 31, 2006, we did not have effective policies and procedures fully documented and implemented requiring the accounting management team to formally and timely review and reconcile certain accrued liabilities and valuation reserves as part of the monthly close process. Although this material weakness did not have a material effect on our financial statements reported in this Form 10-K, management determined that the controls were not adequately designed or implemented to provide reasonable assurance that management would timely identify or prevent a material misstatement in our financial statements from occurring.

The following control improvements were implemented during the thirteen weeks ended December 31, 2006 in an effort to remediate the control deficiencies that contributed to this material weakness:

•

We initiated a periodic process which requires the accounting department to conduct a coordinated review of the accounting entries that require support and information from other departments, including legal, human resources, supply chain, operations and sales, in order to ensure the balances recorded comply with the Company’s policies, actual experience and legal requirements, and properly account for the related transactions.

•

We established a liability for freight charges that have been incurred through the use of a standardized report that monitors this activity and initiated a regular review of the activity by appropriate supply chain and operations personnel.

•	We established a formal methodology and calculation to reserve for excess and obsolete finished goods inventory that the Company applies consistently among all operating units.

As of December 31, 2006, management believes that this material weakness continues related to our failure to complete our process of conducting and documenting the required review and reconciliation processes over the material balance sheet accounts during the periodic financial close on a formal and consistent basis.

(3) Controls over the Spare Parts Inventory Accuracy and Valuation. As of December 31, 2006, we did not establish appropriate policies and procedures to ensure that the accounting records for spare parts inventories were accurately maintained and the accounting for the reserve for obsolete spare parts inventory was consistent among all operating units.

The following control improvement was implemented during the thirteen weeks ended December 31, 2006 in an effort to remediate the control deficiencies that contributed to this material weakness:

•	We have established an accounting policy to standardize the calculation of the reserve for obsolete spare parts inventory and began to apply it consistently among all operating units.

As of December 31, 2006, management believes that this material weakness continues related to our failure to establish appropriate policies and procedures to ensure that the required entries were recorded in, or that the existing reserve balances were reconciled to, the appropriate account. Management has identified opportunities to improve controls in this area, including standardizing the timing, format and process for conducting cycle counts over the spare parts inventory, and ensuring the accuracy of the data and system reports that support the reserve calculation. Management expects to implement these processes during the second quarter of 2007.

In light of the material weaknesses in our internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with GAAP. We implemented certain changes in internal control over financial reporting and will continue to implement remediation efforts, as described above. Accordingly, we believe that the consolidated financial statements included in this Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of our executive officers and directors as of March 15, 2007.

Name	Age	Position	Date First Elected
Kevin A. Mundt	53	Chairman of the Board, Member of the Compensation Committee	12/15/06(1)
Robert L. Hulseman	74	Chairman Emeritus of the Board	1/29/04(2)
John F. Hulseman	76	Vice Chairman Emeritus of the Board	1/29/04(3)
Robert M. Korzenski	52	Chief Executive Officer, President and Director	4/15/04(4)
Thomas A. Pasqualini	49	Executive Vice President – Operations and Supply Chain	4/15/04(5)
Jan Stern Reed	47	Executive Vice President – Human Resources, General Counsel and Secretary	11/30/04(6)
Norman W. Alpert	48	Director, Chair of the Audit Committee	2/28/04(1)(7)
Peter W. Calamari	32	Director, Member of the Audit Committee	12/15/06(1)
Sheila M. Hulseman	71	Director	1/29/04
Georgia S. Hulseman	72	Director	1/29/04
Jeffrey W. Long	50	Director, Chair of the Compensation Committee	12/15/06(1)
Stephen E. Macadam	46	Director, Member of the Audit Committee	2/6/07
Daniel S. O’Connell	53	Director, Member of the Compensation Committee	2/28/04(1)

(1)

Messrs Alpert, Calamari, Long, Mundt and O’Connell are each employees and equity owners of Vestar Capital Partners, an affiliate of the Company due to their ownership of 32.7% of the voting stock of SCIC, the Company’s parent.

(2)	Mr. Hulseman was first elected as Chairman of the Board and Chief Executive Officer on 1/29/04 and became Chairman Emeritus on 12/15/06.

(3)	Mr. Hulseman was first elected as Vice Chairman of the Board on 1/29/04 and became Vice Chairman Emeritus on 12/15/06.

(4)

Mr. Korzenski was first elected Senior Vice President on 4/15/04; Executive Vice President – Sales and Marketing on 6/20/05; Director, President and Chief Operating Officer on 4/17/06; and Chief Executive Officer on 8/11/06.

(5)

Mr. Pasqualini was first elected as Senior Vice President on 4/15/04; Executive Vice President – Supply Chain on 6/20/05 and most recently as Executive Vice President of Supply Chain and Operations on 4/17/06.

(6)

Ms. Reed was first elected as Senior Vice President – General Counsel and Secretary on 11/30/04; Executive Vice President, General Counsel and Secretary on 6/20/05 and most recently as Executive Vice President – Human Resources, General Counsel and Secretary on 4/17/06.

(7)	Mr. Alpert was first elected Director on 2/28/04 and served until 1/27/06. He was elected for his most recent term on 7/21/06.

Kevin A. Mundt is a director and has served as Chairman of the Board since December 2006. Mr. Mundt is a managing director of Vestar Capital Partners which he joined in 2004. Previously he was a Managing Director of

Mercer Oliver Wyman, the financial consulting arm of Marsh and McLennan from 1998 to 2003. Prior to that, beginning in 1983, he was one of the founders of Corporate Decisions, Inc., which was acquired by Marsh and McLennan. Mr. Mundt is also currently a director of Birds Eye Foods, Sunrise Medical, Duff and Phelps, MediMedia and Fiorucci, SpA.

Robert L. Hulseman is a director and has served as Chairman Emeritus since December 2006. He served as Chairman and Chief Executive Officer of the Company from January 2004 until December 2006. Mr. Hulseman served as Chairman and Chief Executive Officer of Solo Illinois from January 1998 to October 2005 and served as a director of Solo Illinois from April 1956 to June 2005. He began his career in the disposable foodservice and food packaging products industry with Solo Cup Company in 1950. Mr. Hulseman is also the husband of Sheila M. Hulseman, the brother of John F. Hulseman and the brother-in-law of Georgia S. Hulseman.

John F. Hulseman is a director and has served as Vice Chairman Emeritus since December 2006. He served as Vice Chairman of the Company from January 2004 until December 2006. Mr. Hulseman served as a director of Solo Illinois from March 1955 to June 2005. He served as President of Solo Illinois from January 1998 to January 2004, as Vice Chairman of Solo Illinois from January 2004 to June 2005, and as Secretary of Solo Illinois from January 1999 to November 2004. Mr. Hulseman began his career in the disposable foodservice and food packaging products industry with Solo Cup Company in 1950. Mr. Hulseman is also the husband of Georgia S. Hulseman, the brother of Robert L. Hulseman and the brother-in-law of Sheila M. Hulseman.

Robert M. Korzenski is a director and Chief Executive Officer and President of the Company having served as director and President since April 2006 and as the Chief Executive Officer since August 2006. Prior to that, he served as Executive Vice President – Sales and Marketing of the Company from February 2005 until April 2006. Prior to that, he served as Senior Vice President – Integration; Hoffmaster-Fonda Brands of Solo Cup Company and Solo Illinois from February 2004 to February 2005. Mr. Korzenski served as President of the Hoffmaster brand of Sweetheart from March 2002 until February 2004. Prior to that, Mr. Korzenski served as President and Chief Operating Officer of The Fonda Group, Inc. from March 1998 until March 2002. Prior to that, he was Senior Vice President of The Fonda Group, Inc. since January 1997 and President of the Hoffmaster division since its acquisition by The Fonda Group, Inc. in March 1995.

Thomas Pasqualini is Executive Vice President – Operations and Supply Chain of the Company having served in that capacity since March 2006. Prior to that, he served as Executive Vice President – Global Supply Chain of the Company from June 2005 to March 2006. From July 2004 to June 2005, Mr. Pasqualini served as Senior Vice President – Global Supply Chain and from February 2004 to July 2004, he served as Senior Vice President—Integration: Sweetheart Brands of the Company and of Solo Illinois. From August 2002 to February 2004, Mr. Pasqualini served as Senior Vice President—Manufacturing and Logistics of Sweetheart. For five years prior to that, he was Vice President of Logistics and Distribution and director of Distribution at Sweetheart.

Jan Stern Reed is Executive Vice President – Human Resources, General Counsel and Secretary of the Company having served in that capacity since April 2006. Prior to that, Ms. Reed served as Executive Vice President, General Counsel and Secretary of the Company from June 2005 to April 2006. From December 2004 to June 2005, she served as Senior Vice President, General Counsel and Secretary of the Company. Prior to joining the Company, Ms. Reed served as Associate General Counsel and Corporate Secretary for Baxter International Inc., a global developer and manufacturer of products used in the health care field, from February 1998 to November 2004, and also served as its Chief Governance Officer from March 2003 to November 2004.

Norman W. Alpert is a director of the Company, having served in that capacity since July 2006 and from February 2004 until February 2006. Mr. Alpert is a founding partner of Vestar Capital Partners and has served as its Managing Director since April 1988. Prior to founding Vestar Capital Partners, Mr. Alpert was a commercial banker at Manufacturers Hanover Trust Company and later was a Vice President of the Management Buyout Group at The First Boston Corporation. Mr. Alpert is currently a director of Border Media Partners and MediMedia.

Peter W. Calamari is a director of the Company, having served in that capacity since December 2006. He joined Vestar Capital Partners in 1999 and is currently a Vice President. Prior to joining Vestar, Mr. Calamari was a member of the Mergers & Acquisitions group at Merrill Lynch. Mr. Calamari also currently serves as a director of Birds Eye Foods and Consolidated Container Corporation.

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

Jeffrey W. Long is a director of the Company, having served in that capacity since December 2006. Mr. Long has been a managing director of Vestar Capital Partners since September 2005. Before that, Mr. Long was a Principal at McKinsey and Company, Inc. from June 1999 to August 2005. Mr. Long is currently a director and member of the Audit and Compensation committees at Argo Tech since January 2006 and a director of St. John Knits International, Inc. since February 2006.

Stephen E. Macadam is a director of the Company, having served in that capacity since February 2007. Mr. Macadam currently is Chief Executive Officer and a director of BlueLinx Holdings Inc., having served in those capacities since October 2005 and June 2004, respectively. Mr. Macadam served as the President and Chief Executive Officer of Consolidated Container Company from August 2001 to October 2005. Mr. Macadam served at Georgia-Pacific Corporation as Executive Vice President, Pulp & Paperboard from July 2000 until August 2001 and as Senior Vice President, Containerboard & Packaging from March 1998 until July 2000. From 1988 until 1998, Mr. Macadam held positions of increasing responsibility with McKinsey and Company, Inc., which culminated in the role of Principal in charge of McKinsey’s Charlotte, North Carolina operation.

Daniel S. O’Connell is a director of the Company, having served in that capacity since February 2004. Mr. O’Connell founded Vestar Capital Partners in April 1988 and has served as its Chief Executive Officer since that time. Prior to founding Vestar Capital Partners, Mr. O’Connell was a Managing Director and Co-Head of the Management Buyout Group at The First Boston Corporation. Mr. O’Connell is currently a director of Birds Eye Foods, Inc., Argo-Tech Corporation, Sunrise Medical, Inc., St. John Knits International, Inc., Nybron Flooring International and National Mentor. In addition, he is a trustee of Brown University and is on the Advisory Board of the Yale University School of Management.

Pursuant to the Stockholders Agreement between the Company, SCIC, Vestar, SCC Holding and certain other parties, Messrs. Mundt, Alpert, Calamari, Long, Macadam and O’Connell serve on the Company’s board of directors as designees of Vestar; and Messrs. Robert L. Hulseman, John F. Hulseman and Korzenski, Ms. Sheila M. Hulseman and Ms. Georgia S. Hulseman serve on the Company’s board of directors as designees of SCC Holding; and Mr. Mundt serves as Chairman of the board of the Company as Vestar’s designee to that position. There are no other arrangements or understandings between any member of the board of directors or executive officer and any other person pursuant to which that person was elected or appointed to his or her position.

Audit and Compensation Committees

In February 2007, the Board of Directors of the Company formed an Audit Committee and a Compensation Committee. The Audit Committee will assist the Board of Directors in fulfilling its oversight responsibilities, which includes reviewing the Company’s financial reporting process, its system of internal controls, the audit process and the process of monitoring the Company’s compliance with laws and regulations. In addition, the board has designated Norman Alpert as the “audit committee financial expert,” as defined by the SEC and Mr. Alpert serves as the chair of the Company’s Audit Committee. Mr. Alpert is not “independent,” under the standards established by the New York Stock Exchange. Since the Audit Committee was recently formed, it will publish its first Audit Committee report in the Company’s Form 10-K for the fiscal year ending December 30, 2007. The Compensation Committee will review the Company’s employee benefit plans and executive compensation. The charters for each of the Audit Committee and Compensation Committee are available free of charge on the Company’s website, www.solocup.com, under the heading “Investor Relations” under the “About Solo” link.

Code of Business Conduct

The Company adopted a revised Code of Business Conduct effective March 1, 2007 that applies to all of its employees, including its Chief Executive Officer, President, Chief Financial Officer and Controller. The revised Code of Business Conduct is available free of charge on the Company’s website, www.solocup.com, under the heading “Working at Solo.”

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Background: During 2006, the Company underwent a series of major changes, two of which are particularly relevant to our discussion and analysis of our executives’ compensation during the year:

•

First, prior to December 15, 2006, our board of directors, which developed and implemented our executive compensation policies and objectives, was controlled by the Hulseman family. As a result, our compensation policies and philosophy were primarily an extension of long-standing practices that had been in effect for many years when Solo Illinois was privately-held. As of December 15, 2006, Vestar assumed control of the board of directors of the Company, and in February 2007, established a formal compensation committee to oversee our executive compensation program. The discussion contained in this section describes our compensation program during 2006, which was less formal than that which we plan to employ going forward under the direction and guidance of the Vestar-controlled board. In addition, in this section we will address changes that have already occurred in our compensation policies and philosophy since the beginning of 2007.

•

Second, during 2006 we had significant turnover in our executive management team, which resulted in numerous one-time payments to previous executive officers pursuant to employment agreements. Certain of these ex-employees are required to be listed later in this Item 11, where you will find a series of tables containing specific information about the compensation earned by our “named executive officers” (“NEOs”). Please note that the NEOs listed in the tables fall into three categories:

1.	Hulseman family members

2.	Current NEOs (Messrs. Korzenski and Pasqualini and Ms. Reed)

3.	Former NEOs (Messrs. Whaley and Shah and Ms. Marks)

The discussion in this section does not apply to the Hulseman family members, as their compensation is determined by the terms of the Stockholders Agreement dated as of February 27, 2004 among the Company, Vestar, Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding, SCIC and certain management investors (filed as exhibit 10.18 to the Company’s Registration Statement on Form S-4 dated as of June 24, 2004 and filed June 25, 2004 [SEC File No. 333-116843]).

Compensation Philosophy: Our compensation philosophy is to provide a competitive total rewards program, including competitive pay and benefits, a focus on work-life balance and, where appropriate, incentive opportunities in order to attract, retain, and engage highly qualified and motivated individuals, maintain a performance-driven culture, and to support the overall business objectives. The total rewards approach includes a compensation program that will deliver pay to individual employees in an equitable manner based on personal and Company performance, will support our employees’ contributions to Company goals, and will encourage and reward individual career development.

Process for Determining Executives’ Compensation: During 2006, the board of directors received and considered recommendations relating to executive compensation decisions from our former chief operating officer (“COO”). During 2006, the former COO engaged the services of an independent executive compensation consultant who conducted a person-by-person analysis of each of our executives’ compensation compared to a general industry peer group comprised of companies of our size measured by revenue dollars. Recommendations for 2006 compensation for each individual executive officer were then presented by the former COO to the board of directors based on (i) length in position; (ii) level of performance in the position; and (iii) median market compensation provided for that position as gathered in the survey.

Compensation Components: Our executive compensation during 2006 included base salary, cash bonus opportunity, stock options, benefits and perquisites. We do not have any formal or informal policy or target for allocating compensation between long-term and short term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components. Additionally, due to the fact that we do not have publicly-traded equity, the long-term incentive award choices are limited.

Base Salaries. Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives. Base salaries for our executives, together with other components of compensation, are evaluated for adjustment annually by the CEO based on an assessment of an executive’s performance and compensation trends in our industry, after which a recommendation by the CEO is presented to the board of directors.

Cash Bonuses. In addition to base salaries, our executives are eligible to receive cash bonuses based primarily on the Company’s financial performance measured on an annual basis and, to a lesser degree, individual objectives. These cash bonuses are intended to compensate for an executive’s contribution to the achievement of our strategic, operational and financial goals. Beginning in 2005, our annual bonuses were paid under our annual incentive bonus plan (also known as the “Management Incentive Plan” or “MIP”) which provides for a cash bonus, dependent upon the Company’s obtaining specified earnings before interest, taxes, depreciation and amortization adjusted for certain items, such as non-cash charges and restructuring charges (known as “Adjusted EBITDA” and defined in the First Lien), calculated as a percentage of the executive’s base salary. If the Company does not meet 85% of the targeted annual EBITDA amount, there is no payout under the MIP. The target bonus percent for each executive is generally 65% of that executive’s base salary. However if corporate financial performance measures are exceeded, executives may receive up to 200% of their target bonus. The executive officers each have an employment agreement that adds an additional hurdle to receiving a bonus: the Company must not only achieve 85% of the targeted EBITDA amount for each year, it must also reduce the Company’s Total Indebtedness (as defined in the employment agreement) by $50 million for such year. Also pursuant to the employment agreements, the board of directors has the discretion to award bonuses to the executive officers even if the above described criteria are not met if, in the Board’s reasonable judgment, such discretionary bonus award is appropriate.

Our compensation committee (which was formed in February 2007) recommends to the board for approval the annual incentive award for each of the named executive officers, with the CEO providing recommendations to the compensation committee for each named executive officer other than himself. The compensation committee followed this practice with regard to 2006 bonus awards to executive officers.

For 2006, our senior management employee team participated in the MIP, and the targeted annual EBITDA amount was set by the board of directors to be EBITDA as set forth in our First Lien. The Company did not meet the financial threshold of 85% of targeted EBITDA, and accordingly, under the terms of the MIP, no bonus amounts should have been awarded. Notwithstanding this performance, however, the board of directors, approved a discretionary payout for all eligible MIP participants (including executive officers) for a number of reasons: first, the Company underwent significant change and disruption during 2006, including significant turnover in the senior management employee team, a restatement of certain of the Company’s financial statements and restructuring the Company’s U.S. credit facilities, the board felt that it was important to reward the senior management employee team for their extraordinary efforts in helping to lead the Company during these challenging times. Second, this would have been the second consecutive year that a bonus would not have been paid under the MIP as a result of a failure to meet an established EBITDA target, and the board was concerned about retaining and attracting qualified individuals within that environment. Third, the targets that were set under the MIP were established based on recommendations by the former COO and former CFO on a pre-restatement basis. The total amount that the board approved for distribution to the MIP participants was approximately 40 percent of that which would have been awarded if the Company had paid out 100 percent at target bonus levels.

For 2006, the target bonus awards for each of the NEOs were as follows: Mr. Korzenski—$0; Mr. Pasqualini—$97,500; Ms. Reed—$170,000. Although the compensation committee recommended a bonus award for Mr. Korzenski for 2006, and the board approved this award, Mr. Korzenski declined to accept any bonus payment for 2006 in order to allocate those dollars back into the pool to the benefit of other members of the senior management employee team. The Compensation Committee recommended and the board approved a separate one-time bonus payment opportunity during 2007 for Mr. Korzenski that is contingent upon the successful completion of certain Company transactions during the year. Bonus awards for Ms. Reed and Mr. Pasqualini were determined as a percentage of their base pay (40% and 25%, respectively) based upon the individuals 2006 performance.

Stock Options. During 2005, the board of directors awarded certain senior management team members stock options under SCIC’s Management Investment and Incentive Compensation Plan (the “Plan”) for common stock in SCIC, the parent of the Company. There were no additional stock option awards granted during 2006, and as of December 31, 2006, the exercise price of all performance and time-based outstanding vested or unvested options exceeded the fair market value of SCIC’s common stock. In 2007, the board of directors cancelled all outstanding vested and unvested options awarded under the Plan.

Benefits and Perquisites. During 2006, the executive officers of the Company participated in health and welfare plans that covered medical, dental insurance, life, disability, and vision insurance. These benefits were offered only to selected members of the senior management team, and provided for 100% coverage for all medical, dental, prescription costs, vision, along with life insurance that was commensurate with that which was offered to all employees as well as disability insurance that provided for a $20,000 monthly maximum. Each member of the senior management team also received a whole life insurance policy in the amount of $250,000 and $10M personal umbrella policy paid for by the Company. During the first quarter of 2007, these insurance programs were terminated and the personal umbrella policy was not renewed. The executive officers and all other participants in these plans were transitioned to the same medical, dental, life, disability, vision, and insurance benefit plans as those which are provided to all other employees in the Company on the same basis, terms and conditions. Mr. Korzenski, Ms. Reed and Mr. Pasqualini will continue to receive the whole life policy or a comparable annuity payment in the amount of $250,000.

Executive officers also participate in the Company’s 401(k) plan, a tax-qualified retirement savings plan available to all employees, pursuant to which employees are permitted to defer a portion of their income under the 401(k) plan. The Company currently makes a matching contribution of 75% on the first 2% contributed by the employee and 50% on the next 4% contributed by the employee up to maximum of $15,000 on a before tax basis. We maintain no defined benefit plans. We offer a deferred compensation plan; none of our current NEOs participated in this plan during 2006.

During 2006, the executive officers were entitled to several perquisites, all of which are detailed in the “All Other Compensation” table in this Item 11. These perquisites included: a company car; paid vacation; health club; and tax gross ups on these items, as well as life insurance premiums. During the first quarter of 2007, all of these perquisites were terminated.

Severance Payments: Each of our NEOs is entitled to receive severance benefits upon certain qualifying terminations of employment, based upon either an applicable provision in such executive’s employment agreement or pursuant to the terms of our Severance Policy. These severance arrangements are intended to retain executives and provide continuity of management in connection with a threatened or actual change in control transaction. Certain terms of the employment agreements are described below under the caption “Executive Employment Agreements.”

During 2006, as mentioned above, we went through significant turnover in our executive management team. As a result, we made numerous one-time payments to previous executive officers pursuant to their employment agreements, and in addition, we repurchased outstanding equity of SCIC from these former employees. The amounts paid in this regard are detailed under the caption “Departure of Certain Executive Officers in 2006” below.

2007 Discussion and Analysis: As noted above, commensurate with the change in control of our board of directors, there have been significant changes that have occurred during the first quarter of 2007 with regard to executive compensation. These changes were recommended by our newly-formed compensation committee, and approved by our board of directors with the intent to (i) more closely align the executive officers with the rest of the senior management employee team; (ii) bring the executive compensation structure more in line with the market; and (iii) recognize our recent financial performance and current leverage position, all while balancing the need to be able to attract new executive talent into the Company and retain the existing executive officers. The changes thus far include the following:

•	Forming a compensation committee of the board of directors which, under its charter, will review and recommend to the board of directors all compensation decisions relating to our executive officers

•	Canceling the outstanding options under the plan, which were deemed to have no value and therefore no corresponding motivational purpose

•

Establishing the framework for a Long Term Incentive Plan which will be designed to provide long term incentives to senior managers who have contributed materially to the success of the Company and to reward outstanding performance by such employees

•	Eliminating the executives’ exclusive benefits and perquisites

•	Reducing the amount of cash that is permitted to be given to the Hulseman family under the Stockholders Agreement

•	Deferring the management fees that are paid to the Hulseman family and Vestar

•	Eliminating the use of employment agreements for executive officers going forward

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and has discussed it with the Company’s management. Based on our review and discussion, we recommend to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Compensation Committee

Jeffrey W. Long, Chair Kevin A. Mundt Daniel S. O’Connell

The following table sets forth the compensation earned by the named individual for all services rendered during the fiscal year ended December 31, 2006 in all capacities to Solo Delaware and its subsidiaries. The individuals identified in the table below are referred to as the “named executive officers” throughout this Form 10-K.

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)		All Other Compensation ($)(3)	Total($)
Robert L. Hulseman Chairman Emeritus	2006	1,100,000	—		—	—		96,197	1,196,197

John F. Hulseman Vice Chairman Emeritus	2006	1,100,000	—		—	—		79,707	1,179,707

Robert M. Korzenski Chief Executive Officer and President	2006	611,250	—	(4)	—	(4,000	)(5)	86,808	698,058

Thomas A. Pasqualini EVP – Operations & Supply Chain	2006	368,125	97,500		—	—		153,907	619,532

Jan Stern Reed EVP-HR, General Counsel and Secretary	2006	372,062	170,000		—	—		72,481	614,543

The following individuals are considered named executive officers of the Company for fiscal year 2006 for purposes of Item 402(a)(3) of Regulation S-K but are no longer officers or employed by the Company

Susan H. Marks Former EVP, CFO and Treasurer	2006	228,262	—			—		727,830	956,092

Anil R. Shah Former EVP - Operations	2006	82,500	—			—		625,545	708,045

Ronald L. Whaley Former President and COO	2006	273,940	—			—		3,724,416	3,998,356

(1)

Eric A. Simonsen served as the Company’s Interim Chief Financial Officer from July 27, 2006 to January 12, 2007. Mr. Simonsen was a managing director of AlixPartners, LLC, and the Company did not directly pay him any salary or benefits.

(2)	The amounts in this column represent the change in pension value since December 31, 2005 and assume a discount rate of 5.75%

(3)	Amounts in this column consist of those items identified in the table “All Other Compensation Table” immediately following the Summary Compensation Table.

(4)

Although the compensation committee recommended a bonus award for Mr. Korzenski for 2006, and the board approved this award, Mr. Korzenski declined to accept any bonus payment for 2006 in order to allocate those dollars back into the pool to the benefit of other members of the senior management employee team.

(5)

Mr. Korzenski is a participant in the Fonda Group Inc. Retirement Plan for Salaried Continuing Employees, a frozen plan of a former subsidiary of SF Holdings. The Company no longer makes contributions to this plan. The amount in this column is not included in the total compensation column.

ALL OTHER COMPENSATION TABLE

The following table sets forth all other compensation earned by each named executive officer for services rendered during the fiscal year ended December 31, 2006 in all capacities to Solo Delaware and its subsidiaries.

Name	Year	Perquisites and Other Personal Benefits ($)(1)		Tax Reimbursements ($)(2)	Insurance Premiums and Health Care Expenses ($)(3)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)		Total All other Compensation ($)

Robert L. Hulseman Chairman Emeritus	2006	76,378	(4)	6,181	13,638	—			96,197

John F. Hulseman Vice Chairman Emeritus	2006	57,847	(5)	922	20,938	—			79,707

Robert M. Korzenski CEO & President	2006	43,343	(6)	21,701	14,178	7,581			86,808

Thomas A. Pasqualini EVP – Operations & Supply Chain	2006	87,343	(7)	16,826	42,157	7,581			153,907

Jan Stern Reed EVP – HR, General Counsel & Secretary	2006	36,516	(8)	11,239	17,145	7,581			72,481

The following individuals are considered named executive officers of the Company for fiscal year 2006 for purposes of Item 402(a)(3) of Regulation S-K but are no longer officers or employed by the Company

Susan H. Marks Former EVP, CFO & Treasurer	2006	33,185	(9)	7,015	12,962	7,560	667,108	(10)	727,830

Anil R. Shah Former EVP - Operations	2006	27,249	(11)	7,278	6,296	2,972	581,750	(10)	625,545

Ronald L. Whaley Former President & COO	2006	691,875	(12)	15,607	9,241	7,693	3,000,000	(10)	3,724,416

(1)	The amounts represented below reflect the aggregate incremental cost to the Company for providing the perquisite to the named executive officer.

(2)

Tax reimbursements on income imputed to the named executive officer for payments made by the Company for life insurance premiums or annuities, excess liability insurance premiums, vacation expenses, relocation expenses and/or personal tax and accounting services.

(3)	Represents whole life insurance, health insurance and excess liability insurance premiums, annuities and other health care expenses paid on behalf of the named executive officer.

(4)	Represents $22,702 for use of a Company owned vehicle and $53,676 for personal tax and accounting services paid or performed on Mr. Hulseman’s behalf by the Company.

(5)	For personal tax and accounting services paid or performed on Mr. Hulseman’s behalf by the Company.

(6)	Represents $25,000 for reimbursement of vacation expenses and $18,348 for use of a Company owned vehicle.

(7)	Represents $10,575 for reimbursement of vacation expenses, $61,255 for relocation expenses and $15,513 for use of a Company owned vehicle.

(8)	Represents $19,824 for reimbursement of vacation expenses and $16,692 for use of a Company owned vehicle.

(9)	Represents $17,716 for reimbursement of vacation expenses and $15,469 for use of a Company owned vehicle.

(10)

Represents amounts paid and/or accrued for the payment of severance (including accrued vacation, if any) for the terminated named executive officer pursuant to his/her employment or termination agreement. See “Departure of Certain Executive Officers in 2006,” below.

(11)	Represents $12,813 for reimbursement of vacation expenses and $14,436 for use of a Company owned vehicle.

(12)

Represents $639,000 for forgiveness of a personal loan, $21,270 for director fees paid for services to SCC Holdings, $20,867 for reimbursement of vacation expenses which includes use of corporate jet for personal use and $10,738 for use of a Company owned vehicle.

Grants of Plan-Based Awards & Outstanding Equity Awards at Fiscal Year-End

There were no individual grants of stock options made to the named executive officers in 2006 under SCIC’s Management Investment and Incentive Compensation Plan (the “Stock Plan”). In February 2007, the Company terminated the Plan and all performance and time based options previously awarded by the Company under the plan, vested and unvested, were cancelled and terminated. The Company had no monetary obligations as a result of such termination and cancellation.

Pension Benefits Table

Mr. Korzenski is the only named executive officer who participates in any pension plan of the Company.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Robert M. Korzenski Chief Executive Officer and President	Fonda Group Inc. Retirement Plan for Salaried Continuing Employees	8	106,000	0

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plan

The following table reflects the named executive officer who participated in the Company’s Nonqualified Deferred Compensation Plan. Since the Company does not contribute to the plan, no amounts were included as compensation in the Summary Compensation Table above.

Name	Executive Contributions in Last Fiscal Year ($)	Company Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Anil R. Shah Former EVP - Operations	20,498	—	56,418	—	133,286

Director Compensation

The Company does not pay any compensation to its directors; however, it does reimburse reasonable expenses for attending board meetings.

Executive Employment Agreements

The information provided under this heading “Executive Employment Agreements,” and in the table entitled “Potential Payments Upon Termination or Change in Control” is qualified in its entirety by reference to the complete text of the executives employment agreements and amendments thereto, which are filed as Exhibit 10.11 to the Form S-4 filed on June 24, 2004 and Exhibits 10.5 and 10.8 to the Form 10-Q filed on October 16, 2006 for Robert M. Korzenski; Exhibit 10.12 to the Form S-4 filed on June 24, 2004 and Exhibit 10.6 to the Form 10-Q filed on October 16, 2006 for Tom Pasqualini, and Exhibit 99.1 to the Form 8-K filed on December 3, 2004, and Exhibits 10.4 and 10.7 to the Form 10-Q filed on October 16, 2006 for Jan Stern Reed.

SCIC and SCOC have employment agreements, as amended, with Messrs. Korzenski and Pasqualini and Ms. Reed. The agreements commenced on April 14, 2004 for Messrs. Korzenski and Pasqualini and November 30, 2004 for Ms. Reed. The agreements automatically renew for one year periods unless the executive or the Company provides the other with notice of termination at least ninety (90) days prior to its expiration. Mr. Korzenski’s and Ms. Reed’s agreements expire April 14, 2008 and Mr. Pasqualini’s agreement expires April 14, 2007. In addition to base salary (which is reviewed annually and can be increased but not decreased), each executive is eligible to receive an annual bonus equal to a percentage of annual salary of 65% based on the achievement of a target EBITDA level and paydown of specified amounts of the Company’s debt. Upon termination of employment due to death or disability, the employment agreements provide that the executive will be paid all accrued and unpaid base salary and bonus and a pro rated annual bonus for the year in which the termination occurs.

The compensation committee recommended and the board of directors approved the following annual salaries for 2007: Mr. Korzenski—$735,000, Mr. Pasqualini—$410,000 and Ms. Reed—$450,000.

If the executive terminates his or her employment for “good reason” or SCIC terminates the executive’s employment without “cause,” as such terms are defined in the employment agreements, SCIC will pay to the executive all accrued and unpaid base salary and bonus, and a severance amount equal to the greater of (A) the amount of base salary that would have been paid over the remainder of the then current agreement term and (B) one and one-half times annual base salary for Mr. Pasqualini and two and one-half times annual base salary for Mr. Korzenski and Ms. Reed, each payable in accordance with the normal payroll practices of SCIC. Additionally, SCIC will provide the executive with continued coverage under the welfare benefit programs covering the executive at the time of termination for the above-described severance period or until the executive obtains similar coverage by a new employer

Upon termination of an employment agreement following a change-in-control, the named executive is not entitled to any additional payments or benefits beyond those described above.

Pursuant to a Transition Agreement dated December 14, 2006 and entered into among the Company, Vestar, Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding and SCIC (the “Transition Agreement”), on and after January 1, 2007, amounts paid to Robert L. Hulseman and John F. Hulseman are set as follows:

•

Robert L. Hulseman, for his role as Chairman Emeritus, $114,000 plus any amounts less than $937,000 that SCIC pays in annual salaries and bonuses (including any severance paid in lieu of salary) to any lineal descendants of Robert L. Hulseman or their spouses;

•

John F. Hulseman, for his role as Vice Chairman Emeritus, $114,000 plus any amounts less than $335,000 that SCIC pays in annual salaries and bonuses (including any severance paid in lieu of salary) to any lineal descendants of John F. Hulseman or their spouses; and

•	the maximum total annual compensation paid to Robert L. Hulseman and John F. Hulseman in connection with the provisions referred to above shall not exceed $1,500,000 in the aggregate.

Departure of Certain Executive Officers in 2006

In 2006, the employment agreements of three of our named executive officers, Anil Shah, EVP – Operations; Ronald L. Whaley, President and COO; and Susan H. Marks, EVP and CFO were terminated effective April 1, 2006, April 17, 2006 and July 11, 2006 respectively. Each of them entered into agreements with SCOC and SCIC which set forth severance and a mutual release on November 2, 2006 for Mr. Shah; September 5, 2006 for Ms. Marks; and February 9, 2007 for Mr. Whaley. The following discussion of the terms and conditions of severance and other obligations under such agreements is qualified in their entirety by reference to the complete text of each executive’s separation agreement, which are filed as Exhibits 10.14, 10.15 and 10.16 to this Form 10-K.

Mr. Shah received a payment of $581,750 for severance, $26,000 for CPU’s, and $200,000 for the repurchase by SCIC of CPPS’s bought by Mr. Shah during 2004. Ms. Marks will receive a payment of $667,108 for accrued vacation and severance, $32,000 for CPU’s, and $67,000 for the repurchase by SCIC of CPPS’s bought by Ms. Marks during 2004. Mr. Whaley, under his agreement received a total payment of $3,000,000, the CPU agreement entered into by Mr. Whaley and SCIC was canceled, and $660,270 was extinguished for an outstanding principal balance owed by Mr. Whaley to SCIC for an interest-free loan and reimbursement of director fees paid by SCC Holdings. Each former executive also continues to receive coverage under the Company’s group health, vision and dental plans offered to all employees of the Company for a period of the earlier of 18 months following the executive’s date of termination or the date they are provided similar coverage by a new employer.

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended December 31, 2006, the entire board of directors of the Company determined executive compensation. None of our executive officers served as a director or member of the compensation committee or other board committee performing equivalent functions of another corporation except for Mr. Long who is a member of the audit and compensation committees of Argo Tech.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of the Company’s outstanding capital stock is owned by its parent company, SCIC. The following table presents the beneficial ownership of SCIC’s voting stock as of March 15, 2007 by the Company’s directors and named executive officers during the fiscal year ended December 31, 2006, by the Company’s directors and executive officers as a group and by other persons that beneficially own in excess of 5% of SCIC’s voting stock. As of March 15, 2007, 10,425,100 shares of common stock of SCIC and 240,300 shares of convertible participating preferred stock (“CPPS”) of SCIC were outstanding.

All persons listed in the table below have sole voting and investment power with respect to their shares, except as indicated otherwise. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Solo Cup Company, 1700 Old Deerfield Road, Highland Park, Illinois 60035. Beneficial ownership is determined in accordance with the rules of the SEC under which, in general, persons having voting or investment power with respect to a security are beneficial owners of that security. Shares of capital stock issuable pursuant to options or convertible securities, to the extent those options or convertible securities are exercisable or convertible, as applicable, within 60 days as of March 15, 2007, are treated as beneficially owned and outstanding for the purpose of computing the percentage ownership of the person holding the option or convertible security, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner (9)	Common Stock				Convertible Participating Preferred Stock
	Shares Beneficially Owned		Percent of Class Beneficially Owned		Shares Beneficially Owned	Percent of Class Beneficially Owned	Stock Options Exercisable Within 60 Days
SCC Holding Company LLC(1)	10,425,100		100.0	%(2)	—	—	—
Vestar Capital Partners IV, L.P. and affiliates(3)	5,071,200	(4)	32.7	%(4)	240,000	99.6%	—
Robert L. Hulseman(5)	10,425,100		100.0	%(2)	—	—	—
John F. Hulseman(5)	10,425,100		100.0	%(2)	—	—	—
Robert M. Korzenski	2,113	(4)	*		100	*	—
Thomas A. Pasqualini	2,113	(4)	*		100	*	—
Jan Stern Reed	2,113	(4)	*		100	*	—
Norman W. Alpert(3)	5,071,200	(4)	32.7	%(4)	240,000	99.6%	—
Peter W. Calamari(3)	5,071,200	(4)	32.7	%(4)	240,000	99.6%	—
Sheila M. Hulseman(6)	10,425,100		100.0	%(2)	—	—	—
Georgia M. Hulseman(7)	10,425,100		100.0	%(2)	—	—	—
Jeffrey W. Long(3)	5,071,200	(4)	32.7	%(4)	240,000	99.6%	—
Stephen E. Macadam	—		—		—	—	—
Kevin A. Mundt(3)	5,071,200	(4)	32.7	%(4)	240,000	99.6%	—
Daniel S. O’Connell(3)	5,071,200	(4)	32.7	%(4)	240,000	99.6%	—

The following individuals are considered named executive officers of the Company for fiscal year 2006 for purposes of Item 402(a)(3) of Regulation S-K but they are no longer officers or employed by the Company

Susan H. Marks	—		—		—	—	—
Anil R. Shah	—		—		—	—	—
Ronald L. Whaley	—		—		—	—	—
All directors and executive officers as a group (13 persons) (3)(4)(5)(6)(7)	15,502,639	(8)	100.0%		240,300	100.0%	—

*	Indicates less than 1% ownership.

(1)	Each of Robert L. and John F. Hulseman hold 50% of the voting membership interests of SCC Holding Company LLC.

(2)	If the issued and outstanding shares of CPPS convert into shares of common stock, this percentage would decrease to approximately 67.2%.

(3)	Vestar Capital Partners IV, L.P. (“Vestar IV”) owns 216,071 shares of CPPS, Vestar Cup Investment, LLC (“Vestar I”) owns 18,929 shares of CPPS and Vestar Cup Investment II, LLC (“Vestar II”) owns 5,000 shares of CPPS. Vestar IV, is the managing member of both Vestar I and Vestar II. Vestar IV, is a Delaware limited partnership the general partner of which is Vestar Associates IV, L.P., a Delaware limited partnership. The general partner of Vestar Associates IV, L.P. is Vestar Associates Corporation IV, a Delaware corporation. The board of directors of Vestar Associates Corporation IV consists solely of Daniel S. O’Connell, who also serves as its President and Chief Executive Officer. Messrs. Alpert, Mundt and Long are managing directors of Vestar IV and Mr. Calamari is Vice President of Vestar IV. In their roles as directors and/or officers of these entities, Messrs. Alpert, Calamari, Long and Mundt may be deemed to share beneficial ownership of Vestar IV’s shares of SCIC common stock and CPPS. Each of Messrs. Alpert, Calamari, Long and Mundt disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein. The address of Vestar IV is 245 Park Avenue, 41st Floor, New York, New York 10167.

(4)	Represents beneficial ownership of shares of common stock issuable upon conversion of the CPPS.

(5)	Robert L. and John F. Hulseman each hold 50% of the voting membership interests of SCC Holding Company LLC and, as a result, may be deemed to beneficially own the shares of SCIC common stock held by SCC Holding Company LLC. Robert L. and John F. Hulseman each disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein.

(6)	Consists of shares owned by Robert L. Hulseman, Sheila M. Hulseman’s husband, which may be deemed to be beneficially owned by her. Sheila M. Hulseman disclaims beneficial ownership of those shares except to the extent of her pecuniary interest therein.

(7)	Consists of shares owned by John F. Hulseman, Georgia M. Hulseman’s husband, which may be deemed to be beneficially owned by her. Georgia M. Hulseman disclaims beneficial ownership of those shares except to the extent of her pecuniary interest therein.

(8)	Includes 5,077,539 shares of common stock issuable upon conversion of the CPPS.

(9)	Eric A. Simonsen served as the Company’s Interim Chief Financial Officer from July 27, 2006 to January 12, 2007. He does not hold any shares in SCIC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Robert L. Hulseman, who is John F. Hulseman’s brother and the husband of Sheila M. Hulseman, is the Chairman Emeritus of the Company. John F. Hulseman, who is Robert L. Hulseman’s brother and the husband of Georgia S. Hulseman, is the Vice Chairman Emeritus of Solo Delaware. Robert L. and John F. Hulseman also each hold 50% of the voting membership interests of SCC Holding, which owns 67.2% of the voting stock of SCIC, the Company’s parent. In addition, Robert L., Sheila M., John F. and Georgia S. Hulseman are directors of the Company.

In connection with the SF Holdings Acquisition, SCIC and the Company entered into a management agreement with SCC Holding providing for, among other things, the payment by SCIC to SCC Holding or an affiliate or successor of SCC Holding of an annual advisory fee of $2.5 million. SCC Holding is also party to a registration rights agreement with SCIC and Vestar. In addition, SCC Holding, the Company, Vestar, and certain of our executive officers are parties to a stockholders’ agreement and the stockholder registration rights agreement with SCIC relating to, among other things, ownership of, and registration rights with respect to, voting stock in SCIC. On April 30, 2006, SCC Holding was restructured to constitute ownership interests of 9,867,626 Units of Class A Non-Voting Common Units, 57,474 Class B Voting Common Units, and 500,000 Class A Non-Voting Preferred Units (“Preferred Units”). The Preferred Units require an annual preferred return to each Preferred Unit holder in the amount of $4.30 per Unit; the Preferred Units also have a preference upon the liquidation of SCC Holding in the amount of $43.00 per Unit. The Class A and Class B Common Units are identical, except that the Class B Common Units are voting Units and Class A and Class B Common Units constitute 100% of the total Common Units in SCC Holding (“Common Units”).

Robert L. Hulseman and John F. Hulseman, as a result of their ownership of Class B Voting Common Units, each have an economic interest of .28954% of SCC Holding’s value allocable to the Common Units and .27565% of SCC Holding’s total value allocable to all Preferred and Common Units, immediately after the April 30, 2006 restructuring. Robert L. Hulseman and Sheila M. Hulseman each have an economic interest of 5.65206% of SCC Holding’s value allocable to the Common Units and 5.38098% of SCC Holding’s total value allocable to all Preferred and Common Units, immediately after the April 30, 2006 restructuring. John F. Hulseman has an economic interest of 6.42643% of SCC Holding Company allocable to the Common

Units and 6.11821% of SCC Holding’s total value allocable to all Preferred and Common Units, immediately after the April 30, 2006 restructuring. Georgia S. Hulseman has an economic interest of 5.82190% of SCC Holding’s value allocable to the Common Units and 5.54268% of SCC Holding’s total value allocable to all Preferred and Common Units, immediately after the April 30, 2006 restructuring.

The ten children of Robert L. Hulseman and Sheila M. Hulseman, after the April 30, 2006 restructuring, each have an economic interest in SCC Holding, either directly, or indirectly as beneficiaries of Trusts, of 5% of the Preferred Units and 3.84493% of the Common Units. The six children of John F. Hulseman and Georgia S. Hulseman, after the April 30, 2006 restructuring, each have an economic interest in SCC Holding, either directly, or indirectly as beneficiaries of Trusts, of 8.33333% of the Preferred Units and 6.2367% of the Common Units.

The Company retains as consultants from time to time various children of Robert L. and Sheila M. Hulseman and of John F. and Georgia S. Hulseman. These consultants receive consulting fees from the Company and health insurance at the Company’s expense. During 2006, the Company retained as consultants six children of Robert L. and Sheila M. Hulseman and five children of John F. and Georgia S. Hulseman, paying aggregate consulting fees and benefits of approximately $241,301 in 2006 in connection with these consulting arrangements.

The Company currently employs Robert L. and Sheila M. Hulseman’s son, Paul J. Hulseman, as Senior Vice President, Wheeling facility. In this capacity, he received salary, bonus and benefits of approximately $397,016 in 2006. The Company currently employs Robert L. and Sheila M. Hulseman’s son, Thomas J. Hulseman, as a Director of International Marketing. In this capacity, he received salary, bonus and benefits of approximately $242,567 in 2006. The Company currently employs Robert L. and Sheila M. Hulseman’s son in law, Joseph P. Kovach, as a Vice President—Operations. In this capacity, he received salary, bonus and benefits of approximately $371,686 in 2006. The Company currently employs Robert L. and Sheila M. Hulseman’s son, Richard L. Hulseman, as a Vice President US Exports and Latin America. In this capacity, he received salary, bonus and benefits of approximately $287,043 in 2006. The Company currently employs John F. and Georgia S. Hulseman’s son, James R. Hulseman, as Vice President, Global Quality Initiatives. In this capacity, he received salary, bonus and benefits of approximately $367,115 in 2006. The Company currently employs John F. and Georgia S. Hulseman’s son, John D. Hulseman, as a facility manager. In this capacity, he received salary, bonus and benefits of approximately $71,777 in 2006.

During 2006, Solo Delaware performed various functions free of charge on behalf of the holders of Solo Illinois’s voting and nonvoting stock, comprising Robert L. and John F. Hulseman and their respective children, including preparation of personal income tax returns and accounting and tax return preparation for the Solo Cup Foundation. The amounts attributed to these services are included in the amounts listed as benefits in the Summary Compensation Table in Item 11. Executive Compensation.

In 2006, the Company paid $48,810 for materials and services from entities owned by members of the Hulseman family.

Pursuant to the Transition Agreement the salary paid to each Solo Family Member (as defined in the Stockholder’s Agreement) employed by the Company (other than Robert L. Hulseman and John F. Hulseman whose revised compensation is described in Item 11 of this Form 10-K under the heading “Executive Employment Agreements”) may be adjusted to be commensurate with salaries being paid to employees holding similar positions in the Company; the health benefits, life insurance benefits and reimbursement of personal expenses to be received by Solo Family Members who are employees of the Company shall in each case be commensurate with the health benefits, life insurance benefits and reimbursement being provided to executive officers of the Company from time to time; and the Solo Family Members shall be subject to the same employee policies as applied to employees of the Company holding similar positions from time to time.

On and after January 1, 2007, no amounts shall be paid and no health benefits shall be provided to Solo Family Members who have previously been compensated as consultants to the Company, and tax preparation work for Solo Family Members shall no longer be provided by the Company. However, notwithstanding the foregoing, pursuant to the Transition Agreement, health benefits continued to be provided to such persons as were covered under the existing health insurance plan as of December 14, 2006 until March 1, 2007 when they were transitioned to the Company’s health benefit plan as available to all Company employees.

In the event that any Solo Family Member is terminated by the Company with or without cause, such Solo Family Member shall be provided with severance benefits as applicable under the Company’s then existing policy, provided however, that the severance benefits shall not be for less than six months.

Agreement, shall be provided by the Company with an automobile consistent with terms of the Company’s policies related thereto as of the date of the Transition Agreement, subject to the terms therein.

On February 27, 2004, Vestar purchased for cash $240.0 million in CPPS of SCIC. As a result of Vestar’s ownership of the CPPS, which is convertible into SCIC common stock, Vestar controls 32.7% of the voting stock of SCIC.

In connection with its $240.0 million equity investment, Vestar entered into a preferred stock purchase agreement with SCIC; a stockholders’ agreement with SCIC, Solo Cup Company, SCC Holding Company LLC and other stockholders of SCIC; a registration rights agreement with SCIC and SCC Holding Company LLC and other stockholders of SCIC; and a management agreement with SCIC and Solo Cup Company. Pursuant to the management agreement, SCIC and Solo Delaware paid Vestar in 2006 an annual advisory fee of $800,000, plus $101,438 for reimbursement of its out-of-pocket expenses. In December 2006, the Company’s First and Second Lien were amended to, among other things, provide that beginning in 2007, Vestar may not receive payment for management services unless the Company meets certain financial covenants contained in the First and Second Lien. The Company is accruing for any such management fees that are earned but not paid pursuant to the foregoing.

As provided for in the Stockholder’s Agreement and in accordance with the Transition Agreement, the size of the board of directors of the Company and SCIC increased by four members to a total of eleven directors and Vestar appointed four additional directors. Following these appointments on December 15, 2006, directors appointed by Vestar constitute a majority of each of the Company’s and SCIC’s board of directors. The directors currently appointed by Vestar are Norman W. Alpert, Peter W. Calamari, Stephen A. Macadam, Kevin A. Mundt, Daniel S. O’Connell, and Jeffrey W. Long. With the exception of Mr. Macadam, all of the Vestar director appointees are employees and equity owners of Vestar. Vestar owns CPPS representing 32.7% of the voting stock of SCIC.

On August 4, 1999, we extended an interest free loan in the amount of $1.7 million to Ronald L. Whaley, our former President and Chief Operating Officer, pursuant to his previous employment agreement. Mr. Whaley’s employment agreement provided that the loan be repaid out of the net proceeds of Mr. Whaley’s annual bonuses through August 3, 2009. Pursuant to the terms of Mr. Whaley’s termination described above in Item 11 Executive Compensation under the heading “Departure of Certain Executive Officers in 2006” the outstanding principal amount was forgiven as of February 9, 2007. As of December 31, 2006, the outstanding principal amount of the loan was $639,000. The largest outstanding principal balance of the loan during fiscal year 2006 was $639,000.

The board of directors of the Company has not yet adopted formal written policies and procedures regarding related person transactions. The related person transactions described above were not evaluated or approved pursuant to the terms of any formal policy or procedure. The Company took initial steps to evaluate a number of the related person transactions through its entry into the Transition Agreement. The board of directors intends to evaluate the adoption of written policies and procedures for identifying, reviewing and adopting related person transactions in 2007.

None of the directors of the Company are “independent” under standards established by the New York Stock Exchange.

Item 14.	Principal Accounting Fees and Services.

Relationship with Independent Registered Public Accounting Firm

KPMG LLP has served as the independent registered public accounting firm for the Company since 2002. Since July 13, 2004, when the Company became a registrant, the Board of Directors has pre-approved all audit and non-audit services provided by KPMG LLP. KPMG LLP’s fees for the years ended December 31, 2006 and January 1, 2006 were as follows (in thousands):

	For the year ended December 31, 2006	For the year ended January 1, 2006
Audit Fees (1)	$2,179	$3,500
Audit Related Fees (2)	198	190
Tax Fees (3)	3	17
All Other Fees	—	—

Total	$2,380	$3,707

(1)	Audit Fees consisted of work performed for the audit of financial statements, quarterly financial statement reviews, statutory audits, and filings with the SEC.

(2)

Audit Related Fees consisted of services that are traditionally performed by the independent auditor, including employee benefit plan audits and due diligence related to mergers, acquisitions and other matters.

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

See Item 8, “Financial Statements and Supplementary Data,” beginning on page 35 of this document.

2.	Financial Statement Schedules:

All schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Item 8.

3.	Exhibits:

See Index of Exhibits beginning on page 104 of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLO CUP COMPANY

By:	/s/ Kristi K. Correa
Kristi K. Correa
Vice President-Corporate Controller (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

By:	/s/ Robert L. Hulseman	Date: March 30, 2007
Robert L. Hulseman Chairman Emeritus

By:	/s/ Robert M. Korzenski	Date: March 30, 2007
Robert M. Korzenski Chief Executive Officer, President and Director

By:	/s/ Kristi K. Correa	Date: March 30, 2007
Kristi K. Correa Vice President and Corporate Controller (Principal Financial and Accounting Officer)

By:	/s/ Norman W. Alpert	Date: March 30, 2007
Norman W. Alpert Director

By:	/s/ Peter Calamari	Date: March 30, 2007
Peter Calamari Director

By:	/s/ Kevin A. Mundt	Date: March 30, 2007
Kevin A. Mundt Chairman of the Board

By:	/s/ Stephen E. Macadam	Date: March 30, 2007
Stephen E. Macadam Director

By:	/s/ Jeffrey W. Long	Date: March 30, 2007
Jeffrey W. Long Director

By:	/s/ Daniel S. O’Connell	Date: March 30, 2007
Daniel S. O’Connell Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders of Solo Cup Company.

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

AMENDED FORM 10-K OF SOLO CUP COMPANY

FOR THE YEAR ENDED DECEMBER 31, 2006

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 22, 2003, by and among Solo Cup Company, Solo Acquisition Corp. and SF Holdings Group, Inc. (incorporated by reference from Exhibit 2.1 to the Form S-4 filed on June 24, 2004)

2.2	Amendment No. 1, dated as of February 27, 2004, to the Agreement and Plan of Merger, dated as of December 22, 2003, by and among Solo Cup Company, Solo Acquisition Corp. and SF Holdings Group, Inc. (incorporated by reference from Exhibit 2.2 to the Form S-4 filed on June 24, 2004)

3.1	Amended and Restated Certificate of Incorporation of Solo Cup Company, a Delaware corporation (incorporated by reference from Exhibit 3.1 to the Form S-4 filed on June 24, 2004)

3.2	Second Amended and Restated By-laws of Solo Cup Company, a Delaware corporation (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on June 24, 2005)

4.1	Indenture, dated as of February 27, 2004, by and among Solo Cup Company, a Delaware corporation, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Form S-4 filed on June 24, 2004)

4.2	Form of 8 1/2% Senior Subordinated Notes (incorporated by reference from Exhibit 4.2 to the Form S-4 filed on June 24, 2004)

4.3	First Supplemental Indenture dated as of June 18, 2004, by and among Solo Cup Company, a Delaware corporation, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.4 to the Form S-4 filed on June 24, 2004)

4.4	Certificate of Designations of Convertible Participating Preferred Stock of Solo Cup Investment Corporation (incorporated by reference from Exhibit 4.5 to the Form S-4 filed on June 24, 2004)

4.5	Certificate of Designations of Redeemable Preferred Stock of Solo Cup Investment Corporation (incorporated by reference from Exhibit 4.6 to the Form S-4 filed on June 24, 2004)

10.1	Solo Cup Investment Corporation 2004 Management Investment and Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 to the Form S-4 filed on June 24, 2004)*

10.2	Amendment No. 1, dated as of December 13, 2005, to the Solo Cup Investment Corporation 2004 Management Investment and Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 to the Form 10-K filed on March 30, 2006)*

10.3	Form of Solo Cup Investment Corporation Stock Option Award Agreement under the 2004 Management Investment and Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 to the Form S-4 filed on June 24, 2004)*

10.4	Form of Convertible Preferred Unit Award Agreement (incorporated by reference from Exhibit 10.3 to the Form S-4 filed on June 24, 2004)*

10.5	Plan Document and Summary Plan Description for Solo Management Company Benefit Plan (incorporated by reference from Exhibit 10.4 to the Form S-4 filed on June 24, 2004)*

10.6	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Robert M. Korzenski (incorporated by reference from Exhibit 10.11 to the Form S-4 filed on June 24, 2004)*

10.7	Amendment No. 1, dated as of July 26, 2006, to Employment Agreement dated as of April 14, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Robert M. Korzenski (incorporated by reference from Exhibit 10.5 to the Form 10-Q filed on October 16, 2006)*

10.8	Amendment No. 2, dated as of October 11, 2006, to Employment Agreement dated as of April 14, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Robert M. Korzenski (incorporated by reference from Exhibit 10.8 to the Form 10-Q filed on October 16, 2006)*

10.9	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Thomas Pasqualini (incorporated by reference from Exhibit 10.12 to the Form S-4 filed on June 24, 2004)*

10.10	Amendment No. 1 to Employment Agreement dated July 26, 2006, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Tom Pasqualini (incorporated by reference from Exhibit 10.6 to the Form 10-Q filed on October 16, 2006)*

10.11	Employment Agreement, dated as of November 30, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Jan Stern Reed (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on December 3, 2004)*

10.12	Amendment No. 1, dated as of July 26, 2006 to Employment Agreement dated as of November 30, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Jan Stern Reed (incorporated by reference from Exhibit 10.4 to the Form 10-Q filed on October 16, 2006)*

10.13	Amendment No. 2, dated as of October 11, 2006 to Employment Agreement dated as of November 30, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Jan Stern Reed (incorporated by reference from Exhibit 10.7 to the Form 10-Q filed on October 16, 2006)*

10.14	Employment Termination and General Release Agreement between Solo Cup Investment Corporation, Solo Cup Operating Corporation and Susan H. Marks dated September 5, 2006*

10.15	Separation and General Release Agreement between Solo Cup Investment Corporation, Solo Cup Operating Corporation and Anil Shah dated November 2, 2006*

10.16	Settlement Agreement and General Release entered into as of February 9, 2007 by and among Ronald L. Whaley, Solo Cup Company and Solo Cup Investment Corporation*

10.17	Credit Agreement, dated as of February 27, 2004, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 10.15 to the Form S-4 filed on June 24, 2004)

10.18	Amendment No. 1, dated as of March 31, 2005, to the Credit Agreement, dated as of February 27, 2004, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on April 6, 2005)

10.19	Amendment No. 2, dated as of October 14, 2005, to the Credit Agreement, dated as of February 27, 2004, as amended, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on October 17, 2005)

10.20	Amendment No. 3, dated as of March 27, 2006, to the Credit Agreement, dated as of February 27, 2004, as amended, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 10.16 to the Form 10-K filed on March 30, 2006)

10.21	Amendment No. 4, dated as of October 13, 2006, to the Credit Agreement, dated as of February 27, 2004 as amended, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 10.1 to the Form 10-Q filed on October 16, 2006).

10.22	Amendment No. 5, dated as of December 22, 2006, to the Credit Agreement, dated as of February 27, 2004 as amended, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 99.1 to the Form 8-k filed on December 29, 2006)

10.23	Second Lien Credit Agreement, dated as of March 31, 2006, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, and Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Bookrunning Manager and other lending parties therein (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on April 6, 2006)

10.24	Amendment No. 1 and Waiver, dated as of October 13, 2006 to Second Lien Credit Agreement, dated as of March 31, 2006, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, and Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Bookrunning Manager and other lending parties therein (incorporated by reference from Exhibit 10.2 to the Form 10-Q filed on October 16, 2006)

10.25	Amendment No. 2 dated as of December 22, 2006 to the Second Lien Credit Agreement, dated as of March 31, 2006, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, a Delaware corporation, the banks, financial institutions and other institutional lenders party to the Second Lien Credit Agreement from time to time (collectively, the “Lenders”), and Bank of America, N.A., as administrative agent for the Lenders (incorporated by reference from Exhibit 99.2 to the Form 8-K filed on December 29, 2006)

10.26	Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and Vestar Capital Partners (incorporated by reference from Exhibit 10.16 to the Form S-4 filed on June 24, 2004)

10.27	Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and SCC Holding Company LLC (incorporated by reference from Exhibit 10.17 to the Form S-4 filed on June 24, 2004)

10.28	Stockholders’ Agreement, dated as of February 27, 2004, among Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding Company LLC, Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and Ronald L. Whaley (Patrick H. Bye, Hans H. Heinsen, Robert M. Korzenski, Stephen R. LaHood, Susan H. Marks, Thomas Pasqualini, Anil R. Shah and Kathleen C. Wolf became parties to the Stockholders’ Agreement effective April 14, 2004 and Jan Stern Reed effective November 30, 2004, by executing a joinder agreement in the form of Exhibit 10.19) (incorporated by reference from Exhibit 10.18 to the Form S-4 filed on June 24, 2004)

10.29	Transition Agreement, dated December 14, 2006, among Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding Company LLC, Solo Cup Investment Corporation and Solo Cup Company (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 15, 2006)

10.30	Form of Joinder to Stockholders’ Agreement (incorporated by reference from Exhibit 10.19 to the Form S-4 filed on June 24, 2004)

10.31	Registration Rights Agreement, dated as of February 27, 2004, between Solo Cup Investment Corporation, SCC Holding Company LLC, Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, and Ronald L. Whaley (Patrick H. Bye, Hans H. Heinsen, Robert M. Korzenski, Stephen R. LaHood, Susan H. Marks, Thomas Pasqualini, Anil R. Shah and Kathleen C. Wolf became parties to the Stockholders’ Agreement effective April 14, 2004 and Jan Stern Reed effective November 30, 2004, by executing a joinder agreement in the form of Exhibit 10.21) (incorporated by reference from Exhibit 10.20 to the Form S-4 filed on June 24, 2004)

10.32	Form of Joinder to Registration Rights Agreement (incorporated by reference from Exhibit 10.21 to the Form S-4 filed on June 24, 2004)

10.33	Credit Agreement dated as of September 24, 2004 between Lily Cups Inc. as Borrower and GE Canada Finance Holding Company as Agent and Lender (incorporated by reference from Exhibit 4.7 to the Form 10-Q filed on November 5, 2004)

10.34	Amendment Agreement dated as of October 19, 2006 to Credit Agreement dated as of September 24, 2004 between Lily Cups Inc. as Borrower and GE Canada Finance Holding Company as Agent and Lender (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on October 25, 2006)

21	List of Subsidiaries of Solo Cup Company, a Delaware corporation

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or a compensatory plan or agreement.