Form 10-Q
period 2007-04-01
Solo Cup CO
filed 2007-05-15
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the thirteen weeks ended April 1, 2007

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

The number of shares outstanding of the Registrant’s common stock as of May 15, 2007:

Common Stock, $0.01 par value - 100 shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 1, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,804	$26,391
Accounts receivable:
Trade, less allowance for doubtful accounts of $4,219 and $3,430	234,644	227,446
Other	5,257	26,852
Inventories	401,489	389,096
Spare parts	26,336	26,208
Deferred income taxes	35,667	34,290
Prepaid expenses	7,975	7,174
Income taxes receivable	1,039	1,809
Other current assets	11,325	2,940

Total current assets	744,536	742,206
Property, plant and equipment, net	689,024	709,878
Spare parts	15,474	15,009
Goodwill	20,899	20,792
Intangible assets, net	15,860	17,910
Deferred financing fees, net	28,666	29,755
Other assets	6,775	6,840

Total assets	$1,521,234	$1,542,390

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$142,911	$134,598
Accrued payroll and related costs	62,148	54,811
Accrued customer allowances	40,689	38,630
Accrued expenses and other current liabilities	24,000	43,452
Current maturities of long-term debt	8,102	8,096
Income taxes payable	60	464

Total current liabilities	277,910	280,051
Long-term debt, net of current maturities	1,165,314	1,142,045
Deferred income taxes	54,335	54,294
Pensions and other postretirement benefits	36,380	37,548
Other liabilities	15,010	14,869

Total liabilities	1,548,949	1,528,807
Shareholder’s (deficit) equity:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	254,995	257,612
Accumulated deficit	(284,467)	(245,731)

Accumulated other comprehensive income	1,757	1,702

Total shareholder’s (deficit) equity	(27,715)	13,583

Total liabilities and shareholder’s (deficit) equity	$1,521,234	$1,542,390

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Thirteen weeks ended April 1, 2007	Thirteen weeks ended April 2, 2006
Net sales	$554,022	$567,236
Cost of goods sold	507,537	513,415

Gross profit	46,485	53,821
Selling, general and administrative expenses	59,083	67,077
Loss on sale of property, plant and equipment	139	864

Operating loss	(12,737)	(14,120)
Interest expense, net of interest income of $1,530 and $98	25,696	20,379
Foreign currency exchange gain, net	(400)	(1,034)
Other (income) expense, net	(39)	127

Loss before income taxes	(37,994)	(33,592)
Income tax provision (benefit)	742	(13,437)

Net loss	$(38,736)	$(20,155)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholder’s equity (deficit)
	Shares	Amount
Balance at December 31, 2006	100	$—	$257,612	$(245,731)	$1,702	$13,583
Net loss (Unaudited)	—	—	—	(38,736)	—	(38,736)
Reversal of compensation expense on Convertible Preferred Units (Unaudited)	—	—	(610)	—	—	(610)
Return of capital to parent (Unaudited)			(2,007)			(2,007)
Foreign currency translation adjustment (Unaudited)	—	—	—	—	683	683
Unrealized investment loss, net of tax of $30 (Unaudited)	—	—	—	—	(44)	(44)
Unrealized loss on cash flow hedge, net of tax of $829 (Unaudited)	—	—	—	—	(584)	(584)

Balance at April 1, 2007 (Unaudited)	100	$—	$254,995	$(284,467)	$1,757	$(27,715)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Thirteen weeks ended April 1, 2007	Thirteen weeks ended April 2, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,736)	$(20,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,367	25,710
Deferred finance fee amortization	1,468	1,132
Loss on sale of property, plant and equipment	139	864
Asset impairment	—	125
Deferred income taxes	(255)	(14,522)
Foreign currency gain	(400)	(1,034)
Changes in operating assets and liabilities:
Accounts receivable	14,824	2,997
Inventories	(12,097)	(36,949)
Prepaid expenses and other current assets	(22)	1,372
Other assets	(439)	(8)
Accounts payable	8,156	19,659
Accrued expenses and other current liabilities	(9,760)	(5,500)
Other liabilities	(1,375)	(3,825)
Other, net	(1,986)	275

Net cash used in operating activities	(16,116)	(29,859)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(11,546)	(13,516)
Proceeds from sale of property, plant and equipment	1,239	1,334

Net cash used in investing activities	(10,307)	(12,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving credit facilities	(24,845)	(33,114)
Borrowings under term notes	50,000	80,000
Repayment of capital to parent	(2,007)	—
Repayments of term notes	(1,933)	(2,042)
Repayments of other debt	(70)	(1,155)
Debt issuance costs	(377)	(2,716)

Net cash provided by financing activities	20,768	40,973
Effect of exchange rate changes on cash	68	38

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,587)	(1,030)
CASH AND CASH EQUIVALENTS, beginning of period	26,391	12,087

CASH AND CASH EQUIVALENTS, end of period	$20,804	$11,057

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$42,332	$26,499

Income taxes paid (net of income tax refunds)	$1,278	$1,412

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

The information included in the accompanying interim consolidated financial statements of the Company is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments and accruals unless otherwise indicated) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Results for the interim periods are not necessarily indicative of results expected for the entire year. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006 included in its 2006 Annual Report on Form 10-K.

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

(2) ASSETS HELD FOR SALE

In March 2007, the Company entered into a purchase and sale agreement (the “Agreement”) with a third party for the sale of certain property of the Company located in the City of Chicago. Previously, the Company had entered into agreements with the State of Illinois (“State”) and the City of Chicago (“City”) relating to the acquisition and development of the property. Pursuant to these agreements, the State and City provided certain grants to the Company, paid certain costs on behalf of the Company and undertook certain obligations relating to the property. Under these agreements, the Company is required to fulfill certain obligations relating to development of the property and retention of a certain number of employees. If these obligations were not fulfilled, the Company would be required to repay certain amounts granted or paid by the City or the State, the net impact of which, the Company believes, would not be material to its business, financial condition, results of operations or cash flows. The Agreement with the third party provides that, upon the closing of the sale, the obligations of the Company to the State and City will be satisfied or the Company will otherwise be released from such obligations.

Included in other current assets on the Company’s Consolidated Balance Sheets were assets held for sale of $10.3 million and $1.1 million as of April 1, 2007 and December 31, 2006, respectively. As of April 1, 2007, assets held for sale includes $9.2 million representing the carrying value of the property described above.

(3) INVENTORIES

The components of inventories are as follows (in thousands):

	April 1, 2007	December 31, 2006
Finished goods	$301,199	$284,229
Work in process	17,433	16,168
Raw materials and supplies	82,857	88,699

Total inventories	$401,489	$389,096

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s major classes of property, plant and equipment are as follows (in thousands):

	April 1, 2007	December 31, 2006
Land	$35,532	$45,502
Buildings and improvements	287,756	284,480
Machinery and equipment	967,825	940,006
Construction in progress	19,765	42,186

Total property, plant and equipment	1,310,878	1,312,174
Less accumulated depreciation and amortization	(621,854)	(602,296)

Property, plant and equipment, net	$689,024	$709,878

Depreciation and amortization of property, plant and equipment was $22.3 million and $23.4 million for the thirteen weeks ended April 1, 2007 and April 2, 2006, respectively. Capitalized interest was $0.6 million and $0.3 million for the thirteen weeks ended April 1, 2007 and April 2, 2006, respectively.

(5) GOODWILL AND INTANGIBLE ASSETS

The following are the carrying values of goodwill by reporting unit (in thousands):

	Europe	Asia – Pacific	Total
Balance at December 31, 2006	$20,597	$195	$20,792
Translation adjustment	105	2	107

Balance at April 1, 2007	$20,702	$197	$20,899

The gross carrying amount of nonamortizable intangible assets in the Asia-Pacific business segment as of April 1, 2007 and December 31, 2006 was $0.1 million. The following are the carrying values of amortizable intangible assets (in thousands):

	April 1, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks and trade names	$22,200	$13,699	$22,200	$12,595
Manufacturing technology	20,000	12,885	20,000	11,957
Patents, licenses and other	1,787	1,594	1,787	1,575

	$43,987	$28,178	$43,987	$26,127

Amortization expense related to intangible assets was $2.1 million and $2.3 million during the thirteen weeks ended April 1, 2007 and April 2, 2006, respectively. The estimated annual amortization expense of intangibles presently owned by the Company is approximately $6.2 million for the remainder of 2007, $8.2 million for 2008 and $1.4 million in 2009.

Pension plan intangibles of $2.0 million are included in other assets in the Consolidated Balance Sheets at April 1, 2007 and December 31, 2006.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6) INCOME TAXES

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. The adoption of FIN No. 48 did not have a material effect on the Company’s results of operations or financial position. As of the adoption date, the Company had unrecognized tax benefits of approximately $7.6 million, of which approximately $1.5 million, if recognized, would affect the effective tax rate while the remaining $6.1 million, if recognized, would not affect the effective tax rate due to the existence of a valuation allowance.

The Company classifies interest and penalties recognized on underpayments of income taxes as income tax expense. As of the adoption date, the Company had accrued interest expense related to unrecognized tax benefits of approximately $0.2 million.

The Company is subject to U.S. federal income tax, as well as income tax in various states and foreign jurisdictions. The Company’s U.S. tax returns remain subject to examination for the year ending September 27, 1998, as well as the year ending March 25, 2002, and all subsequent periods. Management does not expect the amounts of unrecognized tax benefits as of January 1, 2007, the date of adoption, to change significantly during 2007.

(7) DEBT

A summary of long-term debt at April 1, 2007 and December 31, 2006, including amounts payable within one year, is as follows (in thousands):

	April 1, 2007	December 31, 2006
Long-term debt:
8.5% Senior Subordinated Notes	$325,000	$325,000
First Lien Facility – Term Loan	630,500	632,125
First Lien Facility – Revolver	76,500	102,600
Second Lien Facility	130,000	80,000
Canadian Credit Facility – Term Loan	8,154	8,379
Canadian Credit Facility – Revolver	1,271	—
Capital lease obligations	1,991	2,037

Total long-term debt	1,173,416	1,150,141
Less - Current maturities of long-term debt	8,102	8,096

Long-term debt, net of current maturities	$1,165,314	$1,142,045

Second Lien Facility

On March 31, 2006, the Company and SCIC entered into a second lien credit agreement which was subsequently amended by Amendment No. 1 dated October 13, 2006, and Amendment No. 2 dated December 22, 2006 (collectively the “Second Lien”). The Second Lien provides a secured term loan facility in the amount of $80.0 million (“Second Term Loan”). The proceeds of the Second Term Loan were used to reduce amounts outstanding under the Company’s revolving credit facility under the First Lien. The principal amount will be due upon maturity in February 2012.

On January 5, 2007, the Company borrowed an additional $50 million, which was provided by Amendment No. 2, and used the proceeds to pay down amounts outstanding under the Company’s revolving credit facility under the Company and SCIC’s credit facility dated February 27, 2004, as amended (the “First Lien”), as required by Amendment No. 2.

The Company was in compliance with all covenants under the First Lien and Second Lien facilities during the thirteen weeks ended April 1, 2007.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) DERIVATIVES AND HEDGING ACTIVITIES

The First Lien required the Company to fix the interest rate for a portion of the borrowings through February 2007. Accordingly, in March 2004, the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $180.0 million. In June 2005, the Company entered into a forward-starting receive-variable, pay-fixed interest rate swap with a notional amount of $50.0 million. In March 2006, the Company entered into two receive-variable, pay-fixed interest rate swaps with identical terms and a combined notional amount of $70.0 million.

In September 2006, the Company terminated the interest rate swap agreements described above. Through the termination date, these interest rate swap agreements were accounted for as cash flow hedges and their fair values were included in other current assets and other assets in the Company’s Consolidated Balance Sheets. A deferred gain of $2.2 million on the qualified hedged transaction is included in accumulated other comprehensive income as of December 31, 2006, and is being amortized into interest expense over the remaining term of the hedged debt.

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

(9) PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans consists of the following (in thousands):

	Thirteen weeks ended April 1, 2007	Thirteen weeks ended April 2, 2006
Pension Benefits
Service cost	$561	$532
Interest cost	1,745	1,485
Expected return on plan assets	(1,940)	(1,635)
Amortization of prior service cost	51	—
Amortization of net loss	4	17

Net periodic benefit cost	$421	$399

Other Postretirement Benefits
Service cost	$140	$181
Interest cost	338	473
Amortization of prior service cost	(62)	(1,032)
Amortization of net loss	113	207

Net periodic cost (income)	$529	$(171)

During the thirteen weeks ended April 1, 2007, $2.0 million of contributions had been made by the Company to its pension and other postretirement benefit plans. The Company presently anticipates contributing an additional $9.0 million to fund its pension and other postretirement benefit plans in 2007 for a total of approximately $11.0 million.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive loss consisted of the following (in thousands):

	Thirteen weeks ended April 1, 2007	Thirteen weeks ended April 2, 2006
Net loss	$(38,736)	$(20,155)
Foreign currency translation adjustment	683	516
Unrealized investment (loss) gain, net of income taxes	(44)	43
Unrealized (loss) gain on cash flow hedge, net of income taxes	(584)	157

Comprehensive loss	$(38,681)	$(19,439)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	April 1, 2007	December 31, 2006
Foreign currency translation adjustments	$5,870	$5,187
Minimum pension liability adjustments, net of income taxes	(5,330)	(5,330)
Unrealized investment gain, net of income taxes	876	920
Unrealized gain on cash flow hedge, net of income taxes	341	925

Accumulated other comprehensive income	$1,757	$1,702

(11) SHARE-BASED PAYMENT

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

During the second quarter of 2004, SCIC issued 3,283 Convertible Preferred Units (“CPUs”) to certain Company employees in settlement of $3.3 million of deferred compensation liabilities. The fair value of the CPUs granted by SCIC was linked to the fair market value of one share of CPPS. For CPUs, compensation expense is recognized periodically based on changes in the fair value of the CPU relative to the grant-date fair value of the CPU. During the thirteen weeks ended April 2, 2006, the Company recorded compensation expense and additional paid-in capital of approximately $60 thousand reflecting dividends declared by SCIC on those instruments. During 2006 and 2005, as the result of employees separating from the Company, 109 and 1,267 of CPUs were settled, respectively. During the thirteen weeks ended April 1, 2007, as a result of an employee’s separation from the Company, the remaining 1,907 of CPUs were settled and the Company reversed compensation expense of $0.6 million and reduced additional paid-in capital by approximately $1.9 million.

At December 31, 2006, 293,585 time-based options and 195,723 performance-based options were outstanding. During the thirteen weeks ended April 1, 2007, the Company’s Board of Directors cancelled all outstanding options. No options had been exercised to date.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) RELATED PARTY TRANSACTIONS

In the first quarter of 2004, the Company and SCIC entered into a management agreement with SCC Holding providing for, among other things, the payment by SCIC of an annual advisory fee of $2.5 million to SCC Holding. Pursuant to this management agreement, the Company incurred $0.6 million of advisory fees during the thirteen weeks ended April 1, 2007 and April 2, 2006.

In 2004, SCIC also entered into a management agreement with Vestar pursuant to which SCIC would pay Vestar an $0.8 million annual advisory fee, plus reimbursement of its expenses. The Company incurred $0.2 million of advisory fees during the thirteen weeks ended April 1, 2007 and April 2, 2006. Vestar also is party to a registration rights agreement with SCIC and SCC Holding. In addition, Vestar and SCC Holding entered into a stockholders’ agreement relating to, among other things, their ownership of voting stock of SCIC.

In December 2006, the Company’s First Lien and Second Lien were amended to, among other things, provide that beginning in 2007, SCC Holding and Vestar may not receive payment for management services unless the Company meets certain financial covenants contained in the First Lien and Second Lien. The Company is accruing for any such management fees that are earned but not paid pursuant to the foregoing.

On August 4, 1999, the Company extended an interest-free loan in the amount of $1.7 million to Ronald Whaley, the then President and Chief Operating Officer of the Company pursuant to his previous employment agreement. The employment agreement provided for the loan to be repaid from the net proceeds of Mr. Whaley’s annual bonuses through the term of the agreement, which had an expiration date of August 3, 2009. To the extent that Mr. Whaley’s annual bonus fell below the amounts corresponding to the annual prorated portion of the initial principal amount of the loan, the employment agreement provided that the loan would be forgiven as if a bonus in the amount of that annual prorated portion had been paid. As of December 31, 2006, the outstanding principal amount of the loan was $639,000 and was fully reserved. Mr. Whaley’s employment agreement was terminated effective April 17, 2006. On February 9, 2007, Mr. Whaley entered into an agreement with SCOC and SCIC which sets forth severance paid to Mr. Whaley and a mutual release. Under this agreement, the interest-free loan was extinguished.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) SEGMENTS

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

The accounting policies of the operating segments are the same as those described in Note 2 to the consolidated financial statements in the Company’s 2006 Annual Report on Form 10-K. Segment operating results are measured based on operating income (loss). Intersegment net sales are accounted for on an arm’s length pricing basis.

It is not practical for the Company to report revenues from external customers for each product and service or each group of similar products.

(in thousands)	North America	Europe	Asia- Pacific	Other	Total Segments	Eliminations	Total
For the thirteen weeks ended April 1, 2007
Net sales from external customers	$522,833	$22,920	$8,953	$3,410	$558,116	$(4,094)	$554,022
Intersegment net sales	4,070	—	24	—	4,094	(4,094)	—
Operating (loss) income	(14,094)	540	631	189	(12,734)	(3)	(12,737)

For the thirteen weeks ended April 2, 2006
Net sales from external customers	$528,230	$19,275	$20,682	$3,116	$571,303	$(4,067)	$567,236
Intersegment net sales	4,039	—	28	—	4,067	(4,067)	—
Operating (loss) income	(12,965)	(9)	(1,197)	280	(13,891)	(229)	(14,120)

At April 1, 2007
Total assets	$1,442,432	$70,194	$43,074	$10,112	$1,565,812	$(44,578)	$1,521,234

At December 31, 2006
Total assets	$1,458,883	$72,838	$46,098	$9,527	$1,587,346	$(44,956)	$1,542,390

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) SEGMENTS (Continued)

(in thousands)	Thirteen weeks ended April 1, 2007
Revenues:
Total segments and other net sales	$558,116
Eliminations of intersegment net sales	(4,094)

Total consolidated net sales	$554,022

Operating loss:
Total segment operating loss	$(12,734)
Elimination of intersegment operating income	(3)
Interest expense, net of interest income of $1,530	(25,696)
Foreign currency exchange gain (loss), net	400
Other income (expense), net	39

Total consolidated loss before income taxes	$(37,994)

(in thousands )	As of April 1, 2007
Assets:
Total segments	$1,565,812
Eliminations of intersegment receivables	(44,578)

Total consolidated assets	$1,521,234

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) GUARANTOR NOTE

On February 27, 2004, with an effective date of February 22, 2004, the Company acquired SF Holdings. The Company partially funded this acquisition through the issuance of the 8.5% Senior Subordinated Notes. The 8.5% Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s subsidiaries. The consolidated guarantors include: Solo Cup Company, P.R. Solo Cup, Inc., SF Holdings Group, Inc., Solo Cup Operating Corporation (formerly known as Sweetheart Cup Company Inc.), Lily-Canada Holding Corporation, Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited. The following financial information presents the guarantors and non-guarantors of the 8.5% Senior Subordinated Notes, in accordance with Rule 3-10 of Regulation S-X:

	Condensed Consolidated Balance Sheet April 1, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,442	$4,008	$12,354	$—	$20,804
Accounts receivable:
Trade	—	201,161	33,483	—	234,644
Other	274,502	17,078	1,780	(288,103)	5,257
Inventories	—	376,142	26,876	(1,529)	401,489
Deferred income taxes	5,133	27,968	2,121	445	35,667
Prepaid expenses and other current assets	92	39,664	6,919	—	46,675

Total current assets	284,169	666,021	83,533	(289,187)	744,536

Property, plant and equipment, net	—	640,458	48,566	—	689,024
Goodwill and intangible assets, net	—	36,488	271	—	36,759
Other assets	85,832	11,721	3,640	(50,278)	50,915

Total assets	$370,001	$1,354,688	$136,010	$(339,465)	$1,521,234

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$—	$406,461	$24,481	$(288,031)	$142,911
Accrued expenses and other current liabilities	6,189	108,564	12,144	—	126,897
Current maturities of long-term debt	6,500	270	1,332	—	8,102

Total current liabilities	12,689	515,295	37,957	(288,031)	277,910

Long-term debt, net of current maturities	312,826	844,314	8,174	—	1,165,314
Deferred income taxes	6,628	43,679	4,028	—	54,335
Other liabilities	643	31,588	19,159	—	51,390

Total liabilities	332,786	1,434,876	69,318	(288,031)	1,548,949

Shareholder’s (deficit) equity:
Common stock	—	—	2,114	(2,114)	—
Additional paid-in capital	45,875	209,120	39,168	(39,168)	254,995
(Accumulated deficit) retained earnings	(9,001)	(287,285)	21,971	(10,152)	(284,467)
Accumulated other comprehensive income (loss)	341	(2,023)	3,439	—	1,757

Total shareholder’s (deficit) equity	37,215	(80,188)	66,692	(51,434)	(27,715)

Total liabilities and shareholder’s (deficit) equity	$370,001	$1,354,688	$136,010	$(339,465)	$1,521,234

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Thirteen weeks ended April 1, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$520,846	$54,710	$(21,534)	$554,022
Cost of goods sold	—	481,474	47,128	(21,065)	507,537

Gross profit	—	39,372	7,582	(469)	46,485
Selling, general and administrative expenses	(578)	55,350	4,335	(24)	59,083
Gain (loss) on sale of property, plant and equipment	—	325	(186)	—	139

Operating income (loss)	578	(16,303)	3,433	(445)	(12,737)
Interest (income) expense, net	(844)	26,281	259	—	25,696
Foreign currency exchange (gain) loss, net	—	(295)	(105)	—	(400)
Other expense (income), net	—	—	(39)	—	(39)

Income (loss) before income taxes	1,422	(42,289)	3,318	(445)	(37,994)
Income tax (benefit) provision	(497)	(4)	1,243	—	742

Net income (loss)	$1,919	$(42,285)	$2,075	$(445)	$(38,736)

	Consolidated Statement of Operations Thirteen weeks ended April 2, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$523,700	$63,592	$(20,056)	$567,236
Cost of goods sold	—	477,581	55,586	(19,752)	513,415

Gross profit	—	46,119	8,006	(304)	53,821
Selling, general and administrative expenses	198	61,732	5,167	(20)	67,077
Loss on sale of property, plant and equipment	—	723	141	—	864

Operating (loss) income	(198)	(16,336)	2,698	(284)	(14,120)
Interest expense, net	2,367	17,516	496	—	20,379
Foreign currency exchange (gain) loss, net	—	(698)	(336)	—	(1,034)
Other (income) expense, net	—	125	2	—	127

Income (loss) before income taxes	(2,565)	(33,279)	2,536	(284)	(33,592)
Income tax (benefit) provision	(988)	(13,639)	1,190	—	(13,437)

Net (loss) income	$(1,577)	$(19,640)	$1,346	$(284)	$(20,155)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Thirteen weeks ended April 1, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(16,680)	$4,244	$(3,680)	$(16,116)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	(11,199)	(347)	(11,546)

Proceeds from sale of property, plant and equipment	—	197	1,042	1,239

Net cash (used in) provided by investing activities	—	(11,002)	695	(10,307)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facilities	(26,100)	—	1,255	(24,845)

Borrowings under the term notes	50,000	—	—	50,000
Repayments of the term notes	(1,625)	—	(308)	(1,933)
Repayments of other debt	—	(47)	(23)	(70)

Repayment of capital to parent	(2,007)	—	—	(2,007)
Debt issuance costs	(377)	—	—	(377)

Net cash provided by (used in) financing activities	19,891	(47)	924	20,768

Effect of exchange rate changes on cash	—	(2)	70	68

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,211	(6,807)	(1,991)	(5,587)
Cash and cash equivalents, beginning of period	1,231	10,815	14,345	26,391

Cash and cash equivalents, end of period	$4,442	$4,008	$12,354	$20,804

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Thirteen weeks ended April 2, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(37,721)	$10,344	$(2,482)	$(29,859)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	(13,003)	(513)	(13,516)
Proceeds from sale of property, plant and equipment	—	1,334	—	1,334

Net cash used in investing activities	—	(11,669)	(513)	(12,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facilities	(37,900)	—	4,786	(33,114)
Borrowings under the term notes	80,000	—	—	80,000
Repayments of the term notes	(1,625)	—	(417)	(2,042)
Repayments of other debt	—	—	(1,155)	(1,155)
Debt issuance costs	(2,694)	—	(22)	(2,716)

Net cash provided by financing activities	37,781	—	3,192	40,973
Effect of exchange rate changes on cash	—	(12)	50	38

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60	(1,337)	247	(1,030)
Cash and cash equivalents, beginning of period	423	6,615	5,049	12,087

Cash and cash equivalents, end of period	$483	$5,278	$5,296	$11,057

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report, as well as consolidated financial statements and notes thereto and related management discussion and analysis of financial condition and results of operations included in our 2006 Annual Report on Form 10-K.

General

We are a leading global producer and marketer of disposable foodservice products and have served our industry for over 70 years. We manufacture one of the broadest product lines of cups, lids, food containers, plates, bowls, portion cups, stirrers, straws, cutlery, napkins, placemats, tablecovers and food packaging containers in the industry, with products available in plastic, paper and foam. Our products are known for their quality, reliability and consistency. Our products are marketed primarily under the Solo ® and Sweetheart ® brands, as well as Jack Frost ® , Trophy ® , Hoffmaster ® , Sensations ® and Creative Expressions ® . We are one of the leading suppliers of branded disposable cups and plastic plates and bowls to consumer customers in the United States. We also provide a line of products to our customers under private label. We currently operate manufacturing facilities and distribution centers in North America, Japan, the United Kingdom and Panama, and we sell our products worldwide.

Thirteen Weeks Ended April 1, 2007 Compared to the Thirteen Weeks Ended April 2, 2006

(in thousands)	Thirteen weeks ended April 1, 2007	Thirteen weeks ended April 2, 2006	Favorable / (Unfavorable)
			$	%
Net sales	$554,022	$567,236	$(13,214)	(2.3)%
Cost of goods sold	507,537	513,415	5,878	1.1

Gross profit	46,485	53,821	(7,336)	(13.6)

Selling, general and administrative expenses	59,083	67,077	7,994	11.9
Loss on sale of property, plant and equipment	139	864	725	83.9

Operating loss	(12,737)	(14,120)	1,383	9.8
Interest expense, net	25,696	20,379	(5,317)	(26.1)
Foreign currency exchange (gain) loss, net	(400)	(1,034)	(634)	(61.3)
Other (income) expense, net	(39)	127	166	*

Loss before income taxes	(37,994)	(33,592)	(4,402)	(13.1)
Income tax provision (benefit)	742	(13,437)	(14,179)	(105.5)

Net loss	$(38,736)	$(20,155)	$(18,581)	(92.2)%

*	Not meaningful

Net sales decreased $13.2 million, or 2.3%, for the thirteen weeks ended April 1, 2007 compared to the prior year period. The decrease in net sales reflected a 4.4% decrease in sales volume partially offset by a 2.1% increase in average realized sales price as compared to the thirteen weeks ended April 2, 2006. The decrease in sales volume is primarily a result of lower sales volumes in our Asia-Pacific business segment due to the sale of certain assets in December 2006. The increase in average realized sales price reflects the impact of pricing increases implemented during the last nine months of 2006 in response to higher raw material costs.

For the thirteen weeks ended April 1, 2007, gross profit decreased $7.3 million compared to the prior year period. As a percentage of net sales, gross profit was 8.4% in the first quarter of 2007 versus 9.5% in the first quarter of 2006. The decrease in gross profit reflects our inability to pass through all raw material cost increases and optimize the pricing programs offered to our customers. In addition, the decrease in gross profit is driven by (1) higher manufacturing cost per unit related to our slowdown in production during the last quarter of 2006, (2) increased obsolescence reserves driven by our SKU rationalization, and (3) higher professional fees related to our performance improvement program. These increases were partially offset by efficiency improvements resulting from various productivity initiatives.

Selling, general and administrative expenses decreased $8.0 million for the thirteen weeks ended April 1, 2007 compared to the thirteen weeks ended April 2, 2006. Included in selling, general and administrative expense in 2006 was $3.5 million of integration costs. The remaining decrease was partially driven by reduced administrative costs resulting from our 2006 reductions-in-force in addition to cost savings initiatives implemented during the period. As a percentage of net sales, selling, general and administrative expenses were 10.7% in the first quarter of 2007 versus 11.8% in the first quarter of 2006.

For the thirteen weeks ended April 1, 2007, interest expense, net increased $5.3 million compared to the prior year period. This increase is primarily attributable to the borrowings under our Second Lien facility in addition to higher interest rates compared to the prior year period.

During the thirteen weeks ended April 1, 2007, the income tax provision of $0.7 million is primarily related to foreign jurisdictions. For our domestic operations, the tax benefit generated from the loss incurred during the period was largely offset by a corresponding increase in the valuation allowance; therefore, a minimal net domestic tax benefit was recognized. During the thirteen weeks ended April 2, 2006, the income tax benefit of $13.4 million represents the tax benefit on our operating losses during that period.

Liquidity and Capital Resources

Historically, the Company has relied on cash flows from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures.

Net cash used in operating activities during the thirteen weeks ended April 1, 2007 was $16.1 million compared to $29.9 million during the thirteen weeks ended April 2, 2006. Working capital increased $4.4 million to $466.6 million at April 1, 2007 from $462.2 million at December 31, 2006. The increase primarily reflects higher inventory balances partially offset by higher accounts payable. Both increases were primarily driven by a planned inventory build as we prepare for higher sales during the warmer seasons. However, inventory was managed to a level lower than the prior year period. In addition, working capital was positively impacted by a decrease in accounts receivable primarily driven by the receipt of vendor rebate payments.

Net cash used in investing activities during the thirteen weeks ended April 1, 2007 was $10.3 million compared to $12.2 million during the thirteen weeks ended April 2, 2006. The decrease was primarily driven by lower capital expenditures compared to the prior year period.

Capital expenditures during the thirteen weeks ended April 1, 2007 were $11.5 million compared to $13.5 million during the thirteen weeks ended April 2, 2006. Included in capital expenditures during the first quarter of 2007 was approximately $9 million for new equipment, which includes approximately $6 million for our new order management system. Capital expenditures were primarily funded by borrowings under our revolving credit facilities. For the remainder of 2007, the Company intends to rely on cash provided by operations and the revolving credit facilities for its capital expenditures.

Net cash provided by financing activities during the thirteen weeks ended April 1, 2007 was $20.8 million compared to $41.0 million during the thirteen weeks ended April 2, 2006. During the thirteen weeks ended April 1, 2007, our net borrowings decreased by $21.7 million which is primarily driven by a lower inventory build during the period versus the prior year period.

Long-term debt

The following is a summary of our long-term debt at April 1, 2007 (in thousands):

April 1, 2007
Long-term debt:
8.5% Senior Subordinated Notes	$325,000
First Lien Facility – Term Loan	630,500
First Lien Facility – Revolver	76,500
Second Lien Facility	130,000
Canadian Credit Facility – Term Loan	8,154
Canadian Credit Facility – Revolver	1,271
Capital lease obligations	1,991

Total long-term debt	1,173,416
Less—Current maturities of long-term debt	8,102

Long-term debt, net of current maturities	$1,165,314

The following is a summary of our committed revolving credit facilities at April 1, 2007 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Unused Capacity (2)
First Lien Facility:
Revolving facility	$150,000	$76,500	$25,217	$48,283
Canadian Credit Facility:
Revolving facility	10,477	1,271	–	9,206

	$160,477	$77,771	$25,217	$57,489

(1)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.
(2)

In addition to the unused capacity under our revolving facilities, the term loan under our Canadian credit facility had additional borrowing availability of CAD $7.4 million (approximately $6.4 million) as of April 1, 2007.

Second Lien Facility

On March 31, 2006, we entered into a senior secured second lien credit agreement, which was subsequently amended by Amendment No. 1, dated October 13, 2006, and by Amendment No. 2, dated December 22, 2006 (collectively, the “Second Lien”). The Second Lien provides a secured term loan facility in the amount of $80.0 million (“Second Term Loan”). The proceeds of the Second Term Loan were used to reduce amounts outstanding under our revolving credit facility under the First Lien. The principal amount will be due upon maturity in February 2012.

On January 5, 2007, we borrowed an additional $50.0 million, which was provided by Amendment No. 2, and used the proceeds to pay down amounts outstanding under the revolving credit facility under our First Lien, as required by Amendment No. 2.

We were in compliance with all covenants under the Second Lien during the thirteen weeks ended April 1, 2007.

First Lien Facility

On February 27, 2004, we entered into credit facilities comprised of a $150.0 million revolving credit facility maturing in 2010 and a $650.0 million term loan facility maturing on February 27, 2011 (collectively, the “First Lien”). The revolving credit facility is principally used for working capital purposes, and the term loan facility was used to finance our acquisition of SF Holdings and related transactions. The First Lien was subsequently amended by Amendment No. 1 dated as of March 31, 2005, Amendment No. 2 dated as of October 14, 2005, Amendment No. 3 and waiver dated as of March 27, 2006, Amendment No. 4 and waiver dated as of October 13, 2006 and Amendment No. 5 dated as of December 22, 2006.

The terms of the First Lien, as amended, provide for scheduled principal payments of $1.625 million per quarter through November 27, 2010, with a balloon payment of $606.125 million due on February 27, 2011. All mandatory quarterly payments have been made to date.

We were in compliance with all covenants under the First Lien during the thirteen weeks ended April 1, 2007.

During the thirteen weeks ended April 1, 2007, the Company was not required to make a mandatory annual prepayment or any prepayments based on excess cash flow, disposition of assets or extraordinary receipts.

Other Contingencies

We entered into agreements with the State of Illinois (“State”) and the City of Chicago (“City”) relating to the acquisition and development of certain property of the Company located in the City. Pursuant to these agreements, the State and City provided certain grants to us, paid certain costs on our behalf and undertook certain obligations relating to the property. Under these agreements, we are required to fulfill certain obligations relating to development of the property and retention of a certain number of employees. If these obligations were not fulfilled, we may be required to repay certain amounts granted or paid by the City or the State, the net impact of which, we believe, would not be material to our business, financial condition, results of operations or cash flows. During the thirteen weeks ended April 1, 2007, the Company entered into a purchase and sale agreement to sell the property. The purchase and sale agreement provides that, upon the closing of the sale, the obligations of the Company to the State and City will be satisfied or the Company will otherwise be released from such obligations.

Liquidity Outlook

We have recorded net losses in each fiscal year since the fiscal year ended December 31, 2003. These losses, adjusted for non-cash operating costs such as depreciation and amortization, have not provided sufficient cash flow to offset our working capital needs. This resulted in an overall use of cash from operating activities during the thirteen weeks ended April 1, 2007. As a result, we have increased our borrowing availability through the Second Lien that originated during the first quarter of 2006 and modified in December 2006 to allow for additional borrowings. The First Lien and Second Lien, as well as the indenture governing our 8.5% Senior Subordinated Notes, impose certain restrictions upon our operations in the form of financial covenants and other terms and conditions that could limit our access to additional funding and impair our ability to meet our obligations as they become due.

While we have unutilized capacity under our credit facilities as of April 1, 2007, our ability to utilize this liquidity depends upon continuing compliance with financial covenants. In order to help ensure continuing compliance with the covenants and provide necessary liquidity to operate our business and implement our business strategies, our focus in 2007 is on improving operating results and cash flow. We have taken, and continue to take, a number of steps to maximize our near-term liquidity to meet our expected working capital needs, fund our capital expenditure requirements and fulfill our lease and debt service obligations over the longer term. We are evaluating opportunities to pay down existing debt through financing in the form of a sale-leaseback transaction and through sales of non-strategic assets. Our focus however, continues to be making the operational improvements that we believe will provide needed long-term financial flexibility and will consider non-core asset sales only at prices and upon terms that are consistent with our view of the value of such assets. Other necessary steps include achieving targeted revenue enhancement and cost savings under our performance improvement program. This program was launched in December 2006 and we began to implement many of its initiatives in the first quarter of 2007.

At April 1, 2007, the Company’s outstanding borrowings under our First Lien and Second Lien, the 8.5% Senior Subordinated Notes and foreign borrowings in the aggregate are approximately $1,173.4 million. Management believes based on its estimates that it is probable that one or more of the initiatives described above will be accomplished during 2007, such that we expect to stay in compliance with all of our financial covenants. Accordingly, we have classified the outstanding balance of the First Lien and Second Lien on our consolidated balance sheet based on their stated maturities.

Management believes that cash generated by operations, amounts available under our credit facilities, proceeds from a sale-leaseback transaction and funds generated from non-strategic asset sales should be sufficient to meet our expected operating needs, planned capital expenditures, payments in conjunction with our lease commitments and debt service requirements for the remainder of 2007. We expect that our total 2007 capital expenditures will be approximately $55 million and contributions to our defined benefit plans will be approximately $11 million.

For the remainder of 2007, we expect that raw material costs will likely continue to be a source of uncertainty for our industry and we anticipate additional increases.

Net Operating Loss Carryforwards

As of April 1, 2007, we had approximately $362.6 million of U.S. federal tax net operating loss carryforwards that expire between 2016 and 2027. Approximately $99.7 million of such carryforwards are subject to the provisions of Internal Revenue Code Section 382. During 2006, we assessed the realizability of deferred tax assets, including our net operating loss carryforwards, and concluded that it was more likely than not that the Company would not fully realize the benefits of its existing deferred tax assets and increased our valuation allowance by $118.1 million. To date in 2007, we have further increased the valuation allowance by $12.5 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Critical Accounting Estimates

The Company’s critical accounting estimates are described in its 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007. There have been no changes to the critical accounting estimates since that filing.

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

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007 and incorporated herein by reference and in our other filings made from time to time with the Securities and Exchange Commission. These cautionary statements are to be used as a reference in connection with any forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the impact of our significant debt on our financial health and operating flexibility;

•	interest rate fluctuations and continuing debt obligations;

•	risks related to generating sufficient cash from operations and completing certain transactions to satisfy our financial covenants under our debt agreements;

•	our ability to realize cost savings, synergies or revenue enhancements that we anticipated with the successful completion of the Company’s performance improvement program;

•	any material weaknesses in our internal control over financial reporting that are not remedied effectively;

•	the impact of any downgrades in our corporate ratings on the credit terms offered to us by our vendors and the interest rates offered to us if we require additional capital or financing;

•	an increased possibility of legal or regulatory proceedings as a result of our restatement of our consolidated financial statements;

•	impact of competitive products and pricing and fluctuations in demand for our products;

•	the effect of general economic and competitive business conditions in the disposable food service products industry;

•	adverse effects on business operations if we are unable to adequately manage, integrate and implement our order management and enterprise resource planning systems;

•	further consolidation in the food service and retail industries;

•	availability of and increases in raw material, energy and manufacturing costs;

•	effect of changing federal, state, foreign and local environmental and occupational health and safety laws and regulations and increased regulation of certain raw materials used in our products;

•	risks related to conducting business in multiple foreign jurisdictions, including foreign currency exchange rate fluctuations;

•	our ability to improve existing products and develop new products;

•	loss of key management and personnel;

•	potential conflicts of interest between our note holders and the stockholders of SCIC;

•	loss of one or more of our principal customers;

•	impact of any prolonged work stoppage;

•	diversion of management attention from other business activities in the event we pursue additional acquisition(s) or undertake divestitures in the future; and

•	our ability to enforce our intellectual property and other proprietary rights.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, the Company is exposed to market risk-sensitive instruments, which consist primarily of interest rate risk associated with its variable rate debt. The First Lien facility and the Canadian credit facility both include a revolving and term credit facility, which bear interest at a variable rate. The Second Lien facility consists of a term loan facility, which also bears interest at a variable rate.

The interest rate on the First Lien facility is either Eurodollar rate based (1, 2, 3 or 6 months) plus a margin or the bank’s base rate plus a margin, whichever the Company selects. For the term loan, the margin varies from 2.75% to 3.50% on the Eurodollar rate borrowing and from 1.75% to 2.50% on the base rate borrowings depending on the Company’s public debt ratings. At April 1, 2007, the variable rate on term loan borrowings was 9.07% and the interest rate on borrowings under the revolving credit facility was 10.09%.

The term loan under the Second Lien facility bears interest, at the option of the Company, at a rate equal to the Eurodollar rate plus 6.25% per annum; or 5.25% per annum plus the higher of (a) the Bank of America prime rate or (b) the Federal Funds rate plus  1/2 of one percentage point. As of April 1, 2007, the interest rate on the Second Lien facility was 11.9%.

The Canadian revolving and term loan facilities bear interest at the Canadian prime rate plus 0.25% or the Canadian bankers acceptance rate plus 1.50%, at the Company’s option. As of April 1, 2007, borrowings under the revolving credit facility and the term loan carried effective interest rates of 5.85%.

The First Lien facility requires us to hedge a portion of the borrowings. As of April 1, 2007, we had interest rate cap agreements with a total notional amount of $265.0 million. Under these agreements, the Company receives variable interest rate payments when the 3-month LIBOR rises above 6.0%. These agreements are in effect through September 14, 2007 for a total notional amount of $245.0 million and October 12, 2007 for a total notional amount of $20.0 million.

As of April 1, 2007, the outstanding indebtedness under the First Lien facility was $707.0 million and $48.3 million was available under the First Lien facility. As of April 1, 2007, the outstanding indebtedness under the Second Lien facility was $130.0 million. As of April 1, 2007, the outstanding indebtedness under the Canadian credit facility was CAD $10.9 million (approximately $9.4 million), CAD $10.6 million (approximately $9.2 million) was available under the revolving credit facility and the term loan under the Canadian credit facility had additional borrowing availability of CAD $7.4 million (approximately $6.4 million).

Based upon the information above, the Company’s annual pre-tax loss would decrease by approximately $8.5 million for each one-percentage point decrease in the interest rates applicable to the variable rate debt. Additionally, the Company’s annual pre-tax loss would increase by approximately $7.5 million for a one-percentage point increase in the interest rates applicable to the variable rate debt, which includes the effect of the interest rate cap agreements. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

On October 16, 2006, after conducting a review that revealed a material weakness in our internal control over financial reporting, we restated certain of our previously issued consolidated financial statements by filing Form 10-K/A for the fiscal year ended January 1, 2006 and Form 10-Q/A for the thirteen weeks ended April 2, 2006. In our Form 10-Q for the thirteen weeks ended July 2, 2006, also filed on October 16, 2006, certain of our previously issued consolidated financial statements for the thirteen and twenty-six weeks ended July 3, 2005 were restated. Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of April 1, 2007, as a result of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

In assessing the effectiveness of our disclosure controls and procedures as of April 1, 2007, management has identified three material weaknesses in the Company’s internal control over financial reporting. These material weaknesses had been previously reported in Item 9A of Part II of the Company’s 2006 Annual Report on Form 10-K. During the thirteen weeks ended April 1, 2007, management continued efforts to improve our internal control over financial reporting, in particular to remediate the material weaknesses reported as of December 31, 2006. Our management believes that these efforts are reasonably likely to constitute a material improvement in the design and effectiveness of our internal control over financial reporting and to remediate the material weaknesses.

(1) Control Environment. As of April 1, 2007, we did not maintain an effective control environment. The control environment is the atmosphere in which a company’s internal control procedures operate. Management believes that this material weakness continues related to our failure to formally document and distribute accounting policies, practices and procedures, establish adequate controls over the selection, application and documentation of our accounting policies to ensure they were in accordance with GAAP, and adequately train our personnel in the application of GAAP commensurate with our financial reporting requirements. During the thirteen weeks ended April 1, 2007, we published and implemented several policies including those we identified as critical to addressing the material weaknesses and began to provide the required training on the application of the new policies on a Company-wide basis. Management continues to expect to complete the documentation, review and publication of the remaining policies by the end of the second quarter of 2007.

(2) Controls over the Review and Reconciliation of Period End Balances. As of April 1, 2007, we did not have effective policies and procedures fully documented and implemented requiring the accounting management team to formally and timely review and reconcile certain accrued liabilities and valuation reserves as part of the monthly close process. Management believes that this material weakness continues related to our failure to complete the process of conducting and documenting the required review and reconciliation processes over the material balance sheet accounts during the periodic financial close on a formal and consistent basis. During the thirteen weeks ended April 1, 2007, we initiated a process to identify our key balance sheet accounts, complete the required reconciliations and document that our reviews were taking place in a timely manner. Although this material weakness did not have a material effect on our financial statements reported in this Form 10-Q, management determined that the controls were not adequately designed or implemented to provide reasonable assurance that management would timely identify or prevent a material misstatement in our financial statements from occurring.

(3) Controls over the Spare Parts Inventory Accuracy and Valuation. As of April 1, 2007, we did not establish appropriate policies and procedures to ensure that the accounting records for spare parts inventories were accurately maintained and the accounting for the reserve for obsolete spare parts inventory was consistent among all operating units. Management believes that this material weakness continues related to our failure to establish appropriate policies and procedures to ensure that the required entries were recorded in, or that the existing reserve balances were reconciled to, the appropriate account. Management has identified opportunities to improve controls in this area, including standardizing the timing, format and process for conducting cycle counts over the spare parts inventory, and ensuring the accuracy of the data and system reports that support the reserve calculation. Management continues to expect to complete the documentation of these processes during the second quarter of 2007 and fully implement them throughout the rest of the year.

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

Changes in Disclosure Controls and Procedures

During the first quarter of 2007, we launched a new order management system that is intended to streamline our customer service (order receipt, processing, and fulfillment), credit management, cash application and sales reporting processes. The system implementation has resulted in a significant change to our internal controls, and we continue to refine our processes and system of internal control over financial reporting in order to address the impact of this software change. While we believe the changes have improved and strengthened our overall system of internal control, there are inherent risks associated with implementing software changes. We believe that our controls in the affected areas, as modified, continue to be designed appropriately and operate effectively.

PART II—OTHER INFORMATION

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

We do not believe there have been any material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

10.35	The Solo Cup Company Management Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLO CUP COMPANY

Date: May 15, 2007	By:	/s/ Robert D. Koney, Jr.
Robert D. Koney, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF SOLO CUP COMPANY

FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2007

10.35	The Solo Cup Company Management Incentive Plan.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or a compensatory plan or agreement.