Form 10-Q
period 2007-07-01
Solo Cup CO
filed 2007-08-15
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the thirteen weeks ended July 1, 2007

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

The number of shares outstanding of the Registrant’s common stock as of August 14, 2007:

Common Stock, $0.01 par value - 100 shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 1, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,390	$26,391
Accounts receivable:
Trade, less allowance for doubtful accounts of $2,562 and $3,430	231,959	227,446
Other	5,603	26,852
Inventories	382,379	390,621
Spare parts	26,130	26,208
Deferred income taxes	28,003	34,290
Prepaid expenses	13,153	7,174
Income taxes receivable	1,156	1,809
Assets held for sale	9,600	1,102
Other current assets	988	1,838

Total current assets	723,361	743,731
Property, plant and equipment, net	598,515	709,878
Spare parts	13,404	15,009
Goodwill	21,287	20,792
Intangible assets, net	13,811	17,910
Deferred financing fees, net	23,193	29,755
Other assets	6,166	6,840

Total assets	$1,399,737	$1,543,915

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$130,698	$134,598
Accrued payroll and related costs	57,088	54,811
Accrued customer allowances	40,139	38,630
Accrued expenses and other current liabilities	41,542	44,977
Short-term debt	350	—
Current maturities of long-term debt	8,191	8,096
Income taxes payable	1,501	464

Total current liabilities	279,509	281,576
Long-term debt, net of current maturities	999,054	1,142,045
Deferred income taxes	42,522	54,294
Pensions and other postretirement benefits	34,195	37,548
Other liabilities	67,311	14,869

Total liabilities	1,422,591	1,530,332
Shareholder’s (deficit) equity:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	254,995	257,612
Accumulated deficit	(281,267)	(245,731)
Accumulated other comprehensive income	3,418	1,702

Total shareholder’s (deficit) equity	(22,854)	13,583

Total liabilities and shareholder’s (deficit) equity	$1,399,737	$1,543,915

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Thirteen weeks ended July 1, 2007	Thirteen weeks ended July 2, 2006	Twenty-six weeks ended July 1, 2007	Twenty-six weeks ended July 2, 2006
Net sales	$650,236	$670,297	$1,204,258	$1,237,533
Cost of goods sold	553,564	578,309	1,061,101	1,091,724

Gross profit	96,672	91,988	143,157	145,809
Selling, general and administrative expenses	65,875	73,847	124,958	140,924
Impairment of goodwill	—	228,537	—	228,537
(Gain) loss on sale of property, plant and equipment	(1,528)	943	(1,389)	1,807

Operating income (loss)	32,325	(211,339)	19,588	(225,459)
Interest expense, net of interest income of $155, $40, $1,685 and $138	27,233	22,010	52,929	42,389
Prepayment penalty	1,300	—	1,300	—
Loss on debt extinguishment	3,962	—	3,962	—
Foreign currency exchange gain, net	(1,398)	(2,676)	(1,798)	(3,710)
Other (income) expense, net	(56)	376	(95)	503

Income (loss) before income taxes	1,284	(231,049)	(36,710)	(264,641)
Income tax (benefit) provision	(1,916)	68,315	(1,174)	54,878

Net income (loss)	$3,200	$(299,364)	$(35,536)	$(319,519)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholder’s equity (deficit)
	Shares	Amount
Balance at December 31, 2006	100	$—	$257,612	$(245,731)	$1,702	$13,583
Net loss (Unaudited)	—	—	—	(35,536)	—	(35,536)
Reversal of compensation expense on Convertible Preferred Units (Unaudited)	—	—	(610)	—	—	(610)
Return of capital to parent (Unaudited)	—	—	(2,007)	—	—	(2,007)
Foreign currency translation adjustment (Unaudited)	—	—	—	—	2,276	2,276
Minimum pension liability adjustments (Unaudited)	—	—	—	—	170	170
Unrealized investment loss, net of tax of $82 (Unaudited)	—	—	—	—	(119)	(119)
Unrealized loss on cash flow hedge, net of tax of $868 (Unaudited)	—	—	—	—	(611)	(611)

Balance at July 1, 2007 (Unaudited)	100	$—	$254,995	$(281,267)	$3,418	$(22,854)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Twenty-six weeks ended July 1, 2007	Twenty-six weeks ended July 2, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,536)	$(319,519)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	48,417	50,550
Deferred finance fee amortization	3,000	2,388
(Gain) loss on sale of property, plant and equipment	(1,389)	1,807
Goodwill impairment	—	228,537
Asset impairment	2,559	2,540
Loss on debt extinguishment	3,962	—
Postretirement plan curtailment gains	—	(22,067)
Deferred income taxes	(4,142)	52,058
Foreign currency exchange gain, net	(1,798)	(3,710)
Changes in operating assets and liabilities:
Accounts receivable	17,628	(41,428)
Inventories	10,089	(15,784)
Prepaid expenses and other current assets	(4,706)	7,740
Other assets	1,108	(254)
Accounts payable	(4,239)	(20,062)
Accrued expenses and other current liabilities	1,235	(607)
Other liabilities	(5,161)	(2,103)
Other, net	(1,959)	36

Net cash provided by (used in) operating activities	29,068	(79,878)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(14,907)	(29,564)
Proceeds from sale of property, plant and equipment	129,464	2,290
Decrease in cash in escrow	—	7,726

Net cash provided by (used in) investing activities	114,557	(19,548)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facilities	(59,642)	32,125
Borrowings under term notes	50,000	80,000
Repayments of term notes	(133,876)	(4,102)
Repayment of capital to parent	(2,007)	—
Borrowings (repayments) of other debt	134	(425)
Debt issuance costs	(380)	(3,215)

Net cash (used in) provided by financing activities	(145,771)	104,383

Effect of exchange rate changes on cash	145	182

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,001)	5,139

CASH AND CASH EQUIVALENTS, beginning of period	26,391	12,087

CASH AND CASH EQUIVALENTS, end of period	$24,390	$17,226

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid (including prepayment penalty)	$57,285	$38,719

Income taxes paid (net of income tax refunds)	$2,344	$3,725

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

(2) ASSETS HELD FOR SALE

In March 2007, the Company entered into a purchase and sale agreement (the “Agreement”) with a third party for the sale of certain property of the Company located in the City of Chicago. Previously, the Company had entered into agreements with the State of Illinois (“State”) and the City of Chicago (“City”) relating to the acquisition and development of the property. Pursuant to these agreements, the State and City provided certain grants to the Company, paid certain costs on behalf of the Company and undertook certain obligations relating to the property. Under these agreements, the Company is required to fulfill certain obligations relating to development of the property and retention of a certain number of employees. If these obligations were not fulfilled, the Company would be required to repay certain amounts granted or paid by the City or the State, the net impact of which, the Company believes, would not be material to its business, financial condition, results of operations or cash flows. The Agreement with the third party provides that, upon the closing of the sale, the obligations of the Company to the State and City will be satisfied or the Company will otherwise be released from such obligations. As of July 1, 2007, assets held for sale includes $9.2 million representing the carrying value of this property.

(3) INVENTORIES

The components of inventories are as follows (in thousands):

	July 1, 2007	December 31, 2006
Finished goods	$288,501	$284,229
Work in process	16,721	16,168
Raw materials and supplies	77,157	90,224

Total inventories	$382,379	$390,621

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Raw materials and supplies includes an adjustment reflecting an immaterial correction of an error, which increased the December 31, 2006 balance by approximately $1.5 million with a corresponding increase to accrued expenses and other current liabilities.

(4) PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s major classes of property, plant and equipment are as follows (in thousands):

	July 1, 2007	December 31, 2006
Land	$28,568	$45,502
Buildings and improvements	213,479	284,480
Machinery and equipment	970,321	940,006
Construction in progress	14,318	42,186

Total property, plant and equipment	1,226,686	1,312,174
Less accumulated depreciation and amortization	(628,171)	(602,296)

Property, plant and equipment, net	$598,515	$709,878

Depreciation of property, plant and equipment was $22.0 million and $44.3 million for the thirteen and twenty-six weeks ended July 1, 2007, respectively. Capitalized interest was $0.4 million and $1.0 million for the thirteen and twenty-six weeks ended July 1, 2007, respectively.

Depreciation of property, plant and equipment was $22.5 million and $45.9 million for the thirteen and twenty-six weeks ended July 2, 2006, respectively. Capitalized interest was $0.4 million and $0.7 million for the thirteen and twenty-six weeks ended July 2, 2006, respectively.

(5) SALE-LEASEBACK TRANSACTION

In June 2007, the Company entered into a lease agreement in conjunction with the sale of six of its manufacturing facilities. The sale proceeds of $130.0 million were used to retire the Company’s Second Lien Credit Agreement dated March 31, 2006, as amended (the “Second Lien”). Upon the sale of the six properties, the Company immediately leased them back pursuant to a 20-year term lease (the “Lease”). The Lease contains four five-year renewal term options.

Net property, plant and equipment was reduced by the carrying values of the properties sold, which amounted to approximately $72.6 million, of which $65.1 million was buildings and improvements and $7.5 million was land. The resulting gain of approximately $53.7 million (net of $3.7 million of closing costs) was recorded as a deferred credit in the Company’s Consolidated Balance Sheet as of July 1, 2007. The deferred credit is included in other current liabilities and other long-term liabilities and will be amortized to income on a straight-line basis as an offset to rent expense over the 20-year lease term. The lease is classified as an operating lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases.

The Lease is non-cancelable. Annual rent for the six properties is approximately $11.7 million, payable on a quarterly basis with the first quarterly rent payment due July 2, 2007. The lease provides for a 2% escalation of rent on an annual basis.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6) INCOME TAXES

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. The adoption of FIN No. 48 did not have a material effect on the Company’s results of operations or financial position. As of the adoption date, the Company had unrecognized tax benefits of approximately $7.6 million, of which approximately $1.5 million, if recognized, would affect the effective tax rate while the remaining $6.1 million, if recognized, would not affect the effective tax rate due to the existence of a valuation allowance. There have been no material changes in the amount of unrecognized tax benefits since adoption, and the Company anticipates no significant changes in the next twelve months.

The Company classifies interest and penalties recognized on underpayments of income taxes as income tax expense. As of the adoption date, the Company had accrued interest expense related to unrecognized tax benefits of approximately $0.2 million.

The Company is subject to U.S. federal income tax, as well as income tax in various states and foreign jurisdictions. The Company’s U.S. tax returns remain subject to examination for the year ended September 27, 1998, as well as the year ended March 25, 2002, and all subsequent periods. The Company does not expect the amounts of unrecognized tax benefits as of January 1, 2007, the date of adoption, to change significantly during 2007.

(7) DEBT

Long-term debt at July 1, 2007 and December 31, 2006, including amounts payable within one year, is as follows (in thousands):

	July 1, 2007	December 31, 2006
Long-term debt:
8.5% Senior Subordinated Notes	$325,000	$325,000
First Lien Facility – Term Loan	628,875	632,125
First Lien Facility – Revolver	39,800	102,600
Second Lien Facility	—	80,000
Canadian Credit Facility – Term Loan	8,501	8,379
Canadian Credit Facility – Revolver	3,207	—
Capital lease obligations	1,862	2,037

Total long-term debt	1,007,245	1,150,141
Less - Current maturities of long-term debt	8,191	8,096

Long-term debt, net of current maturities	$999,054	$1,142,045

On March 31, 2006, the Company and SCIC entered into a second lien credit agreement which was subsequently amended by Amendment No. 1 dated October 13, 2006, and Amendment No. 2 dated December 22, 2006 (collectively the “Second Lien”). The Second Lien provided a secured term loan facility in the amount of $80.0 million (“Second Term Loan”). The proceeds of the Second Term Loan were used to reduce amounts outstanding under the Company’s revolving credit facility under the First Lien. The principal amount was due upon maturity in February 2012.

On January 5, 2007, the Company borrowed an additional $50 million under its Second Lien, which was provided by Amendment No. 2, and used the proceeds to pay down amounts outstanding under the Company’s revolving credit facility under the Company and SCIC’s credit facility dated February 27, 2004, as amended (the “First Lien”), as required by Amendment No. 2.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2007, the Company repaid the Second Lien with the proceeds from its sale-leaseback transaction (Note 5). In connection with the prepayment, the Company incurred $1.3 million of prepayment penalties and a loss on debt extinguishment of approximately $4.0 million representing the write-off of unamortized deferred financing fees.

The Company was in compliance with all covenants under the First Lien during the thirteen weeks ended July 1, 2007.

(8) DERIVATIVES AND HEDGING ACTIVITIES

In June 2007, the Company entered into three forward-starting receive-variable, pay-fixed interest rate swaps with a total notional amount of $150.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 5.3765%. The swap agreements are effective from August 28, 2007 through February 28, 2011. These interest rate swaps are accounted for as cash flow hedges and their fair value was $0 as of July 1, 2007.

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

In March 2004, June 2005 and March 2006, the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $300.0 million. In September 2006, the Company terminated these agreements prior to their stated expirations. Through the termination date, these interest rate swap agreements were accounted for as cash flow hedges and their fair values were included in other current assets and other assets in the Company’s Consolidated Balance Sheets. Included in accumulated other comprehensive income is a deferred gain on the qualified hedged transactions of $0.8 million and $2.2 million as of July 1, 2007 and December 31, 2006, respectively. The deferred gain is being amortized into interest expense over the remaining term of the underlying debt.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Thirteen weeks ended July 1, 2007	Thirteen weeks ended July 2, 2006	Thirteen weeks ended July 1, 2007	Thirteen weeks ended July 2, 2006
Service cost	$490	$541	$142	$185
Interest cost	1,658	1,780	339	478
Expected return on plan assets	(1,924)	(1,926)	—	—
Amortization of prior service cost	51	—	(63)	(1,032)
Amortization of net loss	—	17	112	207

	275	412	530	(162)
Settlement	(617)	—	—	—
Curtailment gains	—	—	—	(22,067)

Net periodic benefit (income) cost	$(342)	$412	$530	$(22,229)

	Pension Benefits		Other Postretirement Benefits
	Twenty-six weeks ended July 1, 2007	Twenty-six weeks ended July 2, 2006	Twenty-six weeks ended July 1, 2007	Twenty-six weeks ended July 2, 2006
Service cost	$1,051	$970	$282	$383
Interest cost	3,403	2,951	677	973
Expected return on plan assets	(3,864)	(3,264)	—	—
Amortization of prior service cost	102	—	(125)	(2,064)
Amortization of net loss	4	35	225	414

	696	692	1,059	(294)
Settlement	(617)	—	—	—
Curtailment gains	—	—	—	(22,067)

Net periodic benefit cost (income)	$79	$692	$1,059	$(22,361)

In April 2007, one of the Company-sponsored pension plans was merged into a multi-employer pension plan which resulted in a settlement gain of $0.6 million.

During the twenty-six weeks ended July 1, 2007, approximately $6.0 million of contributions had been made by the Company to its pension and other postretirement benefit plans. The Company presently anticipates contributing an additional $6.0 million to fund its pension and other postretirement benefit plans in 2007 for a total of approximately $12.0 million.

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

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following (in thousands):

	Thirteen weeks ended July 1, 2007	Thirteen weeks ended July 2, 2006	Twenty-six weeks ended July 1, 2007	Twenty-six weeks ended July 2, 2006
Net income (loss)	$3,200	$(299,364)	$(35,536)	$(319,519)
Foreign currency translation adjustment	1,593	1,767	2,276	2,283
Minimum pension liability adjustments	170	—	170	—
Unrealized investment (loss) gain, net of income taxes	(75)	105	(119)	148
Unrealized (loss) gain on cash flow hedge, net of income taxes	(27)	521	(611)	678

Comprehensive income (loss)	$4,861	$(296,971)	$(33,820)	$(316,410)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	July 1, 2007	December 31, 2006
Foreign currency translation adjustments	$7,463	$5,187
Minimum pension liability adjustments, net of income taxes	(5,160)	(5,330)
Unrealized investment gain, net of income taxes	801	920
Unrealized gain on cash flow hedge, net of income taxes	314	925

Accumulated other comprehensive income	$3,418	$1,702

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

During the second quarter of 2004, SCIC issued 3,283 Convertible Preferred Units (“CPUs”) to certain Company employees in settlement of $3.3 million of deferred compensation liabilities. The fair value of the CPUs granted by SCIC was linked to the fair market value of one share of CPPS. For CPUs, compensation expense is recognized periodically based on changes in the fair value of the CPU relative to the grant-date fair value of the CPU. During 2006 and 2005, as the result of employees separating from the Company, 109 and 1,267 of CPUs were settled, respectively. During the twenty-six weeks ended July 1, 2007, as a result of an employee’s separation from the Company, the remaining 1,907 of CPUs were settled and the Company reversed compensation expense of $0.6 million and reduced additional paid-in capital by approximately $1.9 million.

At December 31, 2006, 293,585 time-based options and 195,723 performance-based options were outstanding. During the thirteen weeks ended April 1, 2007, the Company’s Board of Directors cancelled all outstanding options. No options had been exercised at the time of cancellation.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) RELATED PARTY TRANSACTIONS

In the first quarter of 2004, the Company and SCIC entered into a management agreement with SCC Holding providing for, among other things, the payment by SCIC of an annual advisory fee of $2.5 million to SCC Holding. Pursuant to this management agreement, the Company incurred $0.6 million of advisory fees during the thirteen weeks ended July 1, 2007 and July 2, 2006, respectively, and $1.2 million of advisory fees during the twenty-six weeks ended July 1, 2007 and July 2, 2006.

In 2004, SCIC also entered into a management agreement with Vestar pursuant to which SCIC would pay Vestar an $0.8 million annual advisory fee, plus reimbursement of its expenses. The Company incurred $0.2 million of advisory fees during the thirteen weeks ended July 1, 2007 and July 2, 2006, and $0.4 million of advisory fees during the twenty-six weeks ended July 1, 2007 and July 2, 2006. Vestar also is party to a registration rights agreement with SCIC and SCC Holding. In addition, Vestar and SCC Holding entered into a stockholders’ agreement relating to, among other things, their ownership of voting stock of SCIC.

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

(in thousands)	North America	Europe	Asia- Pacific	Other	Total Segments	Eliminations	Total
Thirteen weeks ended July 1, 2007
Net sales to external customers	$617,340	$25,397	$10,284	$2,964	$655,985	$(5,749)	$650,236
Intersegment net sales	5,688	—	61	—	5,749	(5,749)	—
Operating income	29,841	1,364	1,057	41	32,303	22	32,325
Twenty-six weeks ended July 1, 2007
Net sales to external customers	$1,140,173	$48,317	$19,237	$6,374	$1,214,101	$(9,843)	$1,204,258
Intersegment net sales	9,758	—	85	—	9,843	(9,843)	—
Operating income	15,747	1,904	1,688	230	19,569	19	19,588
Thirteen weeks ended July 2, 2006
Net sales to external customers	$628,289	$23,540	$21,949	$2,877	$676,655	$(6,358)	$670,297
Intersegment net sales	6,325	—	33	—	6,358	(6,358)	—
Operating (loss) income	(213,581)	1,039	1,041	84	(211,417)	78	(211,339)
Twenty-six weeks ended July 2, 2006
Net sales to external customers	$1,156,519	$42,815	$42,631	$5,993	$1,247,958	$(10,425)	$1,237,533
Intersegment net sales	10,364	—	61	—	10,425	(10,425)	—
Operating (loss) income	(226,546)	1,030	(156)	364	(225,308)	(151)	(225,459)
At July 1, 2007
Total assets	$1,321,278	$55,046	$39,792	$9,736	$1,425,852	$(26,115)	$1,399,737
At December 31, 2006
Total assets	$1,460,408	$72,838	$46,098	$9,527	$1,588,871	$(44,956)	$1,543,915

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) SEGMENTS (Continued)

(in thousands)	Thirteen weeks ended July 1, 2007	Thirteen weeks ended July 2, 2006	Twenty-six weeks ended July 1, 2007	Twenty-six weeks ended July 2, 2006
Operating income:
Total segment operating income	$32,303	$(211,417)	$19,569	$(225,308)
Elimination of intersegment operating income	22	78	19	(151)
Interest expense, net of interest income of $155, $40, $1,685 and $138	(27,233)	(22,010)	(52,929)	(42,389)
Prepayment penalty	(1,300)	—	(1,300)	—
Loss on debt extinguishment	(3,962)	—	(3,962)	—
Foreign currency exchange gain, net	1,398	2,676	1,798	3,710
Other income (expense), net	56	(376)	95	(503)

Total consolidated income (loss) before income taxes	$1,284	$(231,049)	$(36,710)	$(264,641)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) GUARANTOR NOTE

On February 27, 2004, with an effective date of February 22, 2004, the Company acquired SF Holdings. The Company partially funded this acquisition through the issuance of the 8.5% Senior Subordinated Notes. The 8.5% Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s subsidiaries. The consolidated guarantors include: Solo Cup Company (“Solo Delaware”), P.R. Solo Cup, Inc., SF Holdings Group, Inc., Solo Cup Operating Corporation (formerly known as Sweetheart Cup Company Inc.), Lily-Canada Holding Corporation, Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited. The following financial information presents the guarantors and non-guarantors of the 8.5% Senior Subordinated Notes, in accordance with Rule 3-10 of Regulation S-X.

The Statements of Operations for the thirteen weeks and twenty-six weeks ended July 2, 2006 include an adjustment between Solo Delaware and Other Guarantors reflecting an immaterial correction of an error during these periods which related to deferred income taxes. For the thirteen weeks ended July 2, 2006, the income tax benefit for Solo Delaware was increased by $0.6 million and the income tax provision for Other Guarantors was increased by $0.6 million. For the twenty-six weeks ended July 2, 2006, the income tax benefit for Solo Delaware was increased by $0.5 million and the income tax provision for Other Guarantors was increased by $0.5 million. There was no impact to the consolidated income tax provision (benefit) or the Statement of Cash Flows during the periods effected.

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) GUARANTOR NOTE (Continued)

	Condensed Consolidated Balance Sheet July 1, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,948	$4,049	$18,393	$—	$24,390
Accounts receivable:
Trade	—	198,002	33,957	—	231,959
Other	119,028	18,324	537	(132,286)	5,603
Inventories	—	354,719	29,293	(1,633)	382,379
Deferred income taxes	95	25,721	1,742	445	28,003
Prepaid expenses and other current assets	104	43,740	7,183	—	51,027

Total current assets	121,175	644,555	91,105	(133,474)	723,361
Property, plant and equipment, net	—	548,408	50,107	—	598,515
Goodwill and intangible assets, net	—	34,841	257	—	35,098
Other assets	80,358	9,366	3,317	(50,278)	42,763

Total assets	$201,533	$1,237,170	$144,786	$(183,752)	$1,399,737

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$—	$237,526	$25,446	$(132,274)	$130,698
Accrued expenses and other current liabilities	18,891	108,981	12,398	—	140,270
Short-term debt	—	350	—	—	350
Current maturities of long-term debt	6,500	275	1,416	—	8,191

Total current liabilities	25,391	347,132	39,260	(132,274)	279,509
Long-term debt, net of current maturities	144,501	844,204	10,349	—	999,054
Deferred income taxes	95	38,234	4,193	—	42,522
Other liabilities	—	82,916	18,590	—	101,506

Total liabilities	169,987	1,312,486	72,392	(132,274)	1,422,591
Shareholder’s equity (deficit):
Common stock	—	—	2,114	(2,114)	—
Additional paid-in capital	45,875	209,120	39,168	(39,168)	254,995
(Accumulated deficit) retained earnings	(14,642)	(281,936)	25,507	(10,196)	(281,267)
Accumulated other comprehensive income (loss)	313	(2,500)	5,605	—	3,418

Total shareholder’s equity (deficit)	31,546	(75,316)	72,394	(51,478)	(22,854)

Total liabilities and shareholder’s equity (deficit)	$201,533	$1,237,170	$144,786	$(183,752)	$1,399,737

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Thirteen weeks ended July 1, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$612,746	$64,453	$(26,963)	$650,236
Cost of goods sold	—	524,809	55,612	(26,857)	553,564

Gross profit	—	87,937	8,841	(106)	96,672
Selling, general and administrative expenses	37	61,790	4,110	(62)	65,875
(Gain) loss on sale of property, plant and equipment	—	(1,540)	12	—	(1,528)

Operating (loss) income	(37)	27,687	4,719	(44)	32,325
Interest expense, net	353	26,657	223	—	27,233
Prepayment penalty	1,300	—	—	—	1,300
Loss on debt extinguishment	3,962	—	—	—	3,962
Foreign currency exchange gain, net	—	(836)	(562)	—	(1,398)
Other expense (income), net	—	4	(60)	—	(56)

(Loss) income before income taxes	(5,652)	1,862	5,118	(44)	1,284
Income tax provision (benefit)	14	(3,512)	1,582	—	(1,916)

Net (loss) income	$(5,666)	$5,374	$3,536	$(44)	$3,200

	Consolidated Statement of Operations Thirteen weeks ended July 2, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$616,836	$75,856	$(22,395)	$670,297
Cost of goods sold	—	537,332	63,501	(22,524)	578,309

Gross profit	—	79,504	12,355	129	91,988
Selling, general and administrative expenses	98	68,144	5,638	(33)	73,847
Impairment of goodwill	—	228,537	—	—	228,537
Loss on sale of property, plant and equipment	—	941	2	—	943

Operating (loss) income	(98)	(218,118)	6,715	162	(211,339)
Interest expense, net	3,323	18,266	421	—	22,010
Foreign currency exchange (gain) loss, net	—	(2,986)	310	—	(2,676)
Other expense (income), net	—	423	(47)	—	376

(Loss) income before income taxes	(3,421)	(233,821)	6,031	162	(231,049)
Income tax (benefit) provision	(1,928)	68,109	2,134	—	68,315

Net (loss) income	$(1,493)	$(301,930)	$3,897	$162	$(299,364)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Twenty-six weeks ended July 1, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,133,592	$119,163	$(48,497)	$1,204,258
Cost of goods sold	—	1,006,283	102,740	(47,922)	1,061,101

Gross profit	—	127,309	16,423	(575)	143,157
Selling, general and administrative expenses	(541)	117,140	8,445	(86)	124,958
Loss on sale of property, plant and equipment	—	(1,215)	(174)	—	(1,389)

Operating income (loss)	541	11,384	8,152	(489)	19,588
Interest (income) expense, net	(491)	52,938	482	—	52,929
Prepayment penalty	1,300	—	—	—	1,300
Loss on debt extinguishment	3,962	—	—	—	3,962
Foreign currency exchange gain, net	—	(1,131)	(667)	—	(1,798)
Other expense (income), net	—	4	(99)	—	(95)

(Loss) income before income taxes	(4,230)	(40,427)	8,436	(489)	(36,710)
Income tax (benefit) provision	(295)	(3,704)	2,825	—	(1,174)

Net (loss) income	$(3,935)	$(36,723)	$5,611	$(489)	$(35,536)

	Consolidated Statement of Operations Twenty-six weeks ended July 2, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,140,536	$139,448	$(42,451)	$1,237,533
Cost of goods sold	—	1,014,913	119,087	(42,276)	1,091,724

Gross profit	—	125,623	20,361	(175)	145,809
Selling, general and administrative expenses	295	129,878	10,804	(53)	140,924
Impairment of goodwill	—	228,537	—	—	228,537
Loss on sale of property, plant and equipment	—	1,664	143	—	1,807

Operating (loss) income	(295)	(234,456)	9,414	(122)	(225,459)
Interest expense, net	5,690	35,782	917	—	42,389
Foreign currency exchange gain, net	—	(3,683)	(27)	—	(3,710)
Other expense (income), net	—	547	(44)	—	503

(Loss) income before income taxes	(5,985)	(267,102)	8,568	(122)	(264,641)
Income tax (benefit) provision	(2,816)	54,370	3,324	—	54,878

Net (loss) income	$(3,169)	$(321,472)	$5,244	$(122)	$(319,519)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Twenty-six weeks ended July 1, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$149,154	$(121,198)	$1,112	$29,068
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	(14,188)	(719)	(14,907)
Proceeds from sale of property, plant and equipment	—	128,422	1,042	129,464

Net cash provided by investing activities	—	114,234	323	114,557
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facilities	(62,800)	—	3,158	(59,642)
Borrowings under the term notes	50,000	—	—	50,000
Repayments of the term notes	(133,250)	—	(626)	(133,876)
Borrowings (repayments) of other debt	—	178	(44)	134
Repayment of capital to parent	(2,007)	—	—	(2,007)
Debt issuance costs	(380)	—	—	(380)

Net cash (used in) provided by financing activities	(148,437)	178	2,488	(145,771)
Effect of exchange rate changes on cash	—	20	125	145

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	717	(6,766)	4,048	(2,001)
Cash and cash equivalents, beginning of period	1,231	10,815	14,345	26,391

Cash and cash equivalents, end of period	$1,948	$4,049	$18,393	$24,390

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Twenty-six weeks ended July 2, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(113,950)	$27,160	$6,912	$(79,878)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	(28,171)	(1,393)	(29,564)
Proceeds from sale of property, plant and equipment	—	2,290	—	2,290
Decrease in cash in escrow	7,726	—	—	7,726

Net cash provided by (used in) investing activities	7,726	(25,881)	(1,393)	(19,548)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facilities	32,700	—	(575)	32,125
Borrowings under the term notes	80,000	—	—	80,000
Repayments of the term notes	(3,250)	—	(852)	(4,102)
Repayments of other debt	—	—	(425)	(425)
Debt issuance costs	(3,193)	—	(22)	(3,215)

Net cash provided by (used in) financing activities	106,257	—	(1,874)	104,383
Effect of exchange rate changes on cash	—	129	53	182

NET INCREASE IN CASH AND CASH EQUIVALENTS	33	1,408	3,698	5,139
Cash and cash equivalents, beginning of period	422	6,616	5,049	12,087

Cash and cash equivalents, end of period	$455	$8,024	$8,747	$17,226

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Thirteen Weeks Ended July 1, 2007 Compared to the Thirteen Weeks Ended July 2, 2006

(in thousands)	Thirteen weeks ended July 1, 2007	Thirteen weeks ended July 2, 2006	Favorable / (Unfavorable)
			$	%
Net sales	$650,236	$670,297	$(20,061)	(3.0)%
Cost of goods sold	553,564	578,309	24,745	4.3

Gross profit	96,672	91,988	4,684	5.1
Selling, general and administrative expenses	65,875	73,847	7,972	10.8
Goodwill impairment	—	228,537	228,537	*
(Gain) loss on sale of property, plant and equipment	(1,528)	943	2,471	*

Operating income (loss)	32,325	(211,339)	243,664	115.3
Interest expense, net	27,233	22,010	(5,223)	(23.7)
Prepayment penalty	1,300	—	(1,300)	*
Loss on debt extinguishment	3,962	—	(3,962)	*
Foreign currency exchange (gain) loss, net	(1,398)	(2,676)	(1,278)	(47.8)
Other (income) expense, net	(56)	376	432	114.9

Income (loss) before income taxes	1,284	(231,049)	232,333	100.6
Income tax provision (benefit)	(1,916)	68,315	70,231	102.8

Net income (loss)	$3,200	$(299,364)	$302,564	101.1%

*	Not meaningful

Net sales decreased $20.1 million, or 3.0%, for the thirteen weeks ended July 1, 2007 compared to the prior year period. The decrease in net sales reflects a 5.2% decrease in sales volume partially offset by a 2.2% increase in average realized sales price as compared to the thirteen weeks ended July 2, 2006. Lower sales volume is a result of the sale of certain assets in our Asia-Pacific business segment in December 2006, which represents approximately $11 million of the decline. In addition, the decrease in sales volume is a reflection of our strategic initiatives across product categories as well as competitive pressure. The increase in average realized sales price primarily reflects a shift in product mix.

For the thirteen weeks ended July 1, 2007, gross profit increased $4.7 million compared to the prior year period. As a percentage of net sales, gross profit was 14.9% in the second quarter of 2007 versus 13.7% in the second quarter of 2006. The increase in gross profit reflects an increase in average realized sales price, lower costs for freight and distribution reflecting the benefit of our new information systems, partially offset by the impact of higher raw material costs. Cost improvements realized from the implementation of our performance improvement plan, reflecting greater manufacturing efficiencies, were partially offset by the related professional fees.

Gross profit for the second quarter of 2006 included a charge of $9.8 million for a reserve for spare parts and inventory obsolescence due to changes in estimate related to the valuation of these assets. These decreases in gross profit were offset by $22.1 million of curtailment gains related to negotiated changes in postretirement benefits for certain active employees. Excluding these amounts, our gross profit percentage would have been 11.9% for the thirteen weeks ended July 2, 2006.

Selling, general and administrative expenses decreased $8.0 million for the thirteen weeks ended July 1, 2007 compared to the thirteen weeks ended July 2, 2006. The improvement reflects severance costs of $7.3 million in the prior year period related to a reduction-in-force and the departure of certain senior executives. Selling, general and administrative expense in 2007 includes an increase in performance-based compensation expense due to improved operating results during the period. This increase was more than offset by reduced administrative costs attributable to cost savings initiatives implemented during 2007 as part of our performance improvement program. These cost savings were partially offset by professional fees related to this program. As a percentage of net sales, selling, general and administrative expenses were 10.1% in the second quarter of 2007 versus 11.0% in the second quarter of 2006.

For the thirteen weeks ended July 1, 2007, prepayment penalties were $1.3 million and the loss on debt extinguishment was $4.0 million. The prepayment penalty was the result of our early extinguishment of the Second Lien. The loss on debt extinguishment represents the write off of unamortized deferred financing fees resulting from the extinguishment of the Second Lien.

For the thirteen weeks ended July 1, 2007, interest expense, net increased $5.2 million compared to the prior year period. This increase is primarily attributable to the borrowings under our Second Lien in addition to higher interest rates compared to the prior year period.

The income tax benefit of $1.9 million for the thirteen weeks ended July 1, 2007 represents the partial reversal of our valuation allowance, related to deferred tax assets, resulting from the sale and leaseback of six properties during the period partially offset by an income tax provision primarily related to our foreign jurisdictions. During the thirteen weeks ended July 2, 2006, the income tax provision of $68.3 million included a $105.0 million income tax charge to establish a valuation allowance for certain deferred tax assets partially offset by the tax benefit generated from domestic operations.

Twenty-Six Weeks Ended July 1, 2007 Compared to the Twenty-Six Weeks Ended July 2, 2006

(in thousands)	Twenty-six weeks ended July 1, 2007	Twenty-six weeks ended July 2, 2006	Favorable / (Unfavorable)
			$	%
Net sales	$1,204,258	$1,237,533	$(33,275)	(2.7)%
Cost of goods sold	1,061,101	1,091,724	30,623	2.8

Gross profit	143,157	145,809	(2,652)	(1.8)
Selling, general and administrative expenses	124,958	140,924	15,966	11.3
Impairment of goodwill	—	228,537	228,537	*
(Gain) loss on sale of property, plant and equipment	(1,389)	1,807	3,196	*

Operating income (loss)	19,588	(225,459)	245,047	108.7
Interest expense, net	52,929	42,389	(10,540)	(24.9)
Prepayment penalty	1,300	—	(1,300)	*
Loss on debt extinguishment	3,962	—	(3,962)	*
Foreign currency exchange gain, net	(1,798)	(3,710)	(1,912)	(51.5)
Other (income) expense, net	(95)	503	598	*

Loss before income taxes	(36,710)	(264,641)	227,931	86.1
Income tax provision (benefit)	(1,174)	54,878	56,052	102.1

Net loss	$(35,536)	$(319,519)	$283,983	88.9%

*	Not meaningful

Net sales decreased $33.3 million, or 2.7%, for the twenty-six weeks ended July 1, 2007 compared to the prior year period. The decrease in net sales reflected a 4.8% decrease in sales volume partially offset by a 2.1% increase in average realized sales price as compared to the twenty-six weeks ended July 2, 2006. The decrease in sales volume is primarily a result of lower sales volumes due to the sale of certain assets in our Asia-Pacific business segment in December 2006, which represents approximately $21 million of the decline. In addition, the decrease in sales volume is also a reflection of our strategic initiatives across product categories as well as competitive pressure. The increase in average realized sales price primarily reflects a shift in product mix.

For the twenty-six weeks ended July 1, 2007, gross profit decreased $2.7 million or 1.8% compared to the prior year period. As a percentage of net sales, gross profit was 11.9% in 2007 versus 11.8% in 2006. The increase in gross profit reflects an increase in average realized sales price, lower costs for freight and distribution reflecting the benefit of our new information systems, partially offset by the impact of higher raw material costs. Cost improvements realized from the implementation of our performance improvement plan, reflecting greater manufacturing efficiencies, were offset by the related professional fees.

Gross profit in 2006 included a charge of $9.8 million for a reserve for spare parts and inventory obsolescence due to a change in estimate related to the valuation of these assets. This decrease in gross profit was offset by $22.1 million of curtailment gains related to negotiated changes in postretirement benefits for certain active employees. Excluding these amounts, our gross profit percentage would have been 10.8% for the twenty-six weeks ended July 2, 2006.

Selling, general and administrative expenses decreased $16.0 million for the twenty-six weeks ended July 1, 2007 compared to the twenty-six weeks ended July 2, 2006. The improvement reflects severance costs of $7.3 million in the prior year period related to a reduction-in-force and the departure of certain senior executives. Selling, general and administrative expense in 2007 also reflects an increase in performance-based compensation expense as well as an increase in professional fees related to our performance improvement program and our debt reduction initiatives, which were more than offset by reduced administrative costs attributable to cost savings initiatives implemented during 2007. As a percentage of net sales, selling, general and administrative expenses were 10.4% in 2007 versus 11.4% in 2006.

For the twenty-six weeks ended July 1, 2007, interest expense, net increased $10.5 million compared to the prior year period. This increase is primarily attributable to the borrowings under our Second Lien in addition to higher interest rates compared to the prior year period.

For the twenty-six weeks ended July 1, 2007, prepayment penalties were $1.3 million and the loss on debt extinguishment was $4.0 million. The prepayment penalty was the result of our early extinguishment of the Second Lien. The loss on debt extinguishment represents the write off of unamortized deferred financing fees resulting from the extinguishment of the Second Lien.

The income tax benefit of $1.2 million for the twenty-six weeks ended July 1, 2007 represents the partial reversal of our valuation allowance, related to deferred tax assets, resulting from the sale and leaseback of six properties during the period partially offset by an income tax provision primarily related to our foreign jurisdictions. For our domestic operations, the tax benefit generated from the loss incurred during the period was largely offset by a corresponding increase in the valuation allowance; therefore, a minimal net domestic tax benefit was recognized. During the twenty-six weeks ended July 2, 2006, the income tax provision of $54.9 million included a $105.0 million income tax charge to establish a valuation allowance for certain deferred tax assets partially offset by the tax benefit generated from domestic operations.

Liquidity and Capital Resources

The Company relies on cash flows from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. Net cash provided by operating activities during the twenty-six weeks ended July 1, 2007 was $29.1 million compared to net cash used in operating activities of $79.9 million during the twenty-six weeks ended July 2, 2006. Working capital decreased $18.3 million to $443.9 million at July 1, 2007 from $462.2 million at December 31, 2006. During the twenty-six weeks ended July 1, 2007, working capital was positively impacted by a decrease in accounts receivable primarily driven by the receipt of vendor rebate payments. The decrease in working capital also reflects lower inventory balances offset by a parcel of land which was classified to assets held for sale during the period. The lower inventory reflects the impact of various initiatives designed to reduce inventory levels, including our new order management system.

Net cash provided by investing activities during the twenty-six weeks ended July 1, 2007 was $114.6 million compared to net cash used in investing activities of $19.5 million during the twenty-six weeks ended July 2, 2006. The increase was primarily driven by the proceeds from the sale-leaseback transaction of approximately $130.0 million, described below, and lower capital expenditures.

Capital expenditures during the twenty-six weeks ended July 1, 2007 were $14.9 million compared to $29.6 million during the twenty-six weeks ended July 2, 2006. The decrease in capital spending reflects prior year expenditures for our new order management system. The lower spending in 2007 also reflects a planned shift of capital expenditures to the third and fourth quarters. Capital expenditures were primarily funded by borrowings under our revolving credit facilities. For the remainder of 2007, the Company intends to rely on cash provided by operations and the revolving credit facilities for its capital expenditures.

In June 2007, we entered into a lease agreement in conjunction with the sale of six of our manufacturing facilities. We received proceeds of $130.0 million that were used to retire our Second Lien Credit Agreement dated March 31, 2006, as amended (the “Second Lien”). Upon the sale of the six properties, we immediately leased them back pursuant to a 20-year term lease (the “Lease”). The Lease contains four five-year renewal term options.

The Lease is non-cancelable. Annual rent for the six properties is approximately $11.7 million, payable on a quarterly basis, with a provision for a 2% annual rent escalation. The Company is responsible for, among other things, operating costs, maintenance, replacement and repair costs for the properties.

The Lease provides that in the event of a change in control of the Company, Landlord consent is required if the successor tenant does not meet certain credit criteria. The Lease also contains standard default terms and conditions as well as certain cross-default provisions if the Company fails to cure a principal or interest payment default under its Credit Agreement dated February 27, 2004, as amended (the “First Lien”), or upon the acceleration of the Company’s First Lien or the indenture governing its 8.5% Senior Subordinated Notes.

Net cash used in financing activities during the twenty-six weeks ended July 1, 2007 was $145.8 million compared to net cash provided by financing activities of $104.4 million during the twenty-six weeks ended July 2, 2006. During the twenty-six weeks ended July 1, 2007, the net cash used in financing activities was driven by the repayment of our $130.0 million Second Lien.

Long-term debt

The following is a summary of our long-term debt at July 1, 2007 (in thousands):

July 1, 2007
Long-term debt:
8.5% Senior Subordinated Notes(1)	$325,000
First Lien Facility – Term Loan	628,875
First Lien Facility – Revolver	39,800
Canadian Credit Facility – Term Loan	8,501
Canadian Credit Facility – Revolver	3,207
Capital lease obligations	1,862

Total long-term debt	1,007,245
Less - Current maturities of long-term debt	8,191

Long-term debt, net of current maturities	$999,054

The following is a summary of our committed revolving credit facilities at July 1, 2007 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (2)	Unused Capacity (3)
First Lien Facility:
Revolving facility	$150,000	$39,800	$26,867	$83,333
Canadian Credit Facility:
Revolving facility	11,755	3,207	—	8,548

	$161,755	$43,007	$26,867	$91,881

(1)	From time-to-time, and in accordance with any applicable securities laws, the Company’s principal shareholders or their affiliates may enter the market to purchase or sell Notes.

(2)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.

(3)

In addition to the unused capacity under our revolving facilities, the term loan under our Canadian credit facility had additional borrowing availability of CAD $7.4 million (approximately $6.9 million) as of July 1, 2007.

Second Lien Facility

On March 31, 2006, we entered into a senior secured second lien credit agreement, which was subsequently amended by Amendment No. 1, dated October 13, 2006, and by Amendment No. 2, dated December 22, 2006 (collectively, the “Second Lien”). The Second Lien provided a secured term loan facility in the amount of $80.0 million (“Second Term Loan”). The proceeds of the Second Term Loan were used to reduce amounts outstanding under our revolving credit facility under the First Lien. The principal amount was due upon maturity in February 2012.

On January 5, 2007, we borrowed an additional $50.0 million under our Second Lien, which was provided by Amendment No. 2, and used the proceeds to pay down amounts outstanding under the revolving credit facility under our First Lien, as required by Amendment No. 2.

In June 2007, we repaid the Second Lien with the proceeds of our sale-leaseback transaction described above.

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

We were in compliance with all financial covenants under the First Lien during the thirteen weeks ended July 1, 2007.

During the thirteen weeks ended July 1, 2007, the Company was not required to make a mandatory annual prepayment or any prepayments based on excess cash flow, disposition of assets or extraordinary receipts.

Other Contingencies

We entered into agreements with the State of Illinois (“State”) and the City of Chicago (“City”) relating to the acquisition and development of certain property of the Company located in the City. Pursuant to these agreements, the State and City provided certain grants to us, paid certain costs on our behalf and undertook certain obligations relating to the property. Under these agreements, we are required to fulfill certain obligations relating to development of the property and retention of a certain number of employees. If these obligations are not fulfilled, we may be required to repay certain amounts granted or paid by the City or the State, the net impact of which, we believe, would not be material to our business, financial condition, results of operations or cash flows. In the first quarter of 2007, the Company entered into a purchase and sale agreement to sell the property. The purchase and sale agreement provides that, upon the closing of the sale, the obligations of the Company to the State and City will be satisfied or the Company will otherwise be released from such obligations.

Liquidity Outlook

We have recorded net losses in each fiscal year since the fiscal year ended December 31, 2003. These losses, adjusted for non-cash operating costs such as depreciation and amortization, have not provided sufficient cash flow to offset our working capital needs. The First Lien and the indenture governing our 8.5% Senior Subordinated Notes, impose certain restrictions upon our operations in the form of financial covenants and other terms and conditions that could limit our access to additional funding and impair our ability to meet our obligations as they become due. While we have unutilized capacity under our credit facilities as of July 1, 2007, our ability to utilize this liquidity depends upon continuing compliance with financial covenants.

In order to help ensure continuing compliance with the covenants and provide necessary liquidity to operate our business and implement our business strategies, our focus in 2007 is on improving operating results and cash flow. Our second quarter operating results show improvements, including positive cash flows from operations reflecting better working capital management.

We have also taken, and continue to take, a number of steps to maximize our near-term liquidity to meet our expected working capital needs, fund our capital expenditure requirements and fulfill our lease and debt service obligations over the longer term. We repaid our Second Lien during June 2007 with the proceeds from the sale-leaseback transaction described above. We continue to evaluate opportunities to pay down existing debt through sales of non-strategic assets; however, we will consider non-core asset sales only at prices and upon terms that are consistent with our view of the value of such assets.

We continue to make the operational improvements that we believe will provide needed long-term financial flexibility. Other necessary steps include achieving targeted revenue enhancement and cost savings under our performance improvement program. This program was launched in December 2006 and we have implemented several of its initiatives in 2007.

At July 1, 2007, the Company’s outstanding borrowings under our First Lien, the 8.5% Senior Subordinated Notes and foreign borrowings in the aggregate are approximately $1,007.2 million. Based on its estimates, management believes it will successfully execute one or more of its performance initiatives, such that we expect to stay in compliance with all of our financial covenants. These initiatives include, but are not limited to, continued operational improvements and certain non-core asset sales. Accordingly, we have classified the outstanding balance of the First Lien on our consolidated balance sheet based on its stated maturity.

Management believes that cash generated by operations, amounts available under our credit facilities and funds generated from non-core asset sales should be sufficient to meet our expected operating needs, planned capital expenditures, payments in conjunction with our lease commitments and debt service requirements for the remainder of 2007. We expect that our total 2007 capital expenditures will be in the range of $40-$50 million and contributions to our defined benefit plans will be approximately $12 million.

For the remainder of 2007, we expect that raw material costs will likely continue to be a source of uncertainty for our industry.

Net Operating Loss Carryforwards

As of July 1, 2007, we had approximately $279.0 million of U.S. federal tax net operating loss carryforwards that expire between 2021 and 2026. Approximately $77.0 million of such carryforwards are subject to the provisions of Internal Revenue Code Section 382. During 2006, we assessed the realizability of deferred tax assets, including our net operating loss carryforwards, and concluded that it was more likely than not that the Company would not fully realize the benefits of its existing deferred tax assets and increased our valuation allowance by $118.1 million. To date in 2007, we have further increased the valuation allowance by $12.7 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

The interest rate on the First Lien facility is either Eurodollar rate based (1, 2, 3 or 6 months) plus a margin or the bank’s base rate plus a margin, whichever the Company selects. For the term loan, the margin varies from 2.75% to 3.50% on the Eurodollar rate borrowing and from 1.75% to 2.50% on the base rate borrowings depending on the Company’s public debt ratings. At July 1, 2007, the variable rate on term loan borrowings was 8.84% and the interest rate on borrowings under the revolving credit facility was 10.02%.

The Canadian revolving and term loan facilities bear interest at the Canadian prime rate plus 0.25% or the Canadian bankers’ acceptance rate plus 1.50%, at the Company’s option. As of July 1, 2007, borrowings under the revolving credit facility and the term loan carried effective interest rates of 6.22%.

As of July 1, 2007, we had interest rate cap agreements with a total notional amount of $265.0 million. Under these agreements, the Company receives variable interest rate payments when the 3-month LIBOR rises above 6.0%. These agreements are in effect through September 14, 2007 for a total notional amount of $245.0 million and October 12, 2007 for a total notional amount of $20.0 million.

In June 2007, the Company entered into three forward-starting receive-variable, pay-fixed interest rate swaps with a total notional amount of $150.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 5.3765%. The swap agreements are effective from August 28, 2007 through February 28, 2011.

As of July 1, 2007, the outstanding indebtedness under the First Lien facility was $668.7 million and $83.3 million was available under the First Lien facility. As of July 1, 2007, the outstanding indebtedness under the Canadian credit facility was CAD $12.4 million (approximately $11.7 million), CAD $9.1 million (approximately $8.5 million) was available under the revolving credit facility and the term loan under the Canadian credit facility had additional borrowing availability of CAD $7.4 million (approximately $6.9 million).

Based upon the information above, the Company’s annual pre-tax loss would decrease by approximately $6.4 million for each one-percentage point decrease in the interest rates applicable to the variable rate debt. Additionally, the Company’s annual pre-tax loss would increase by approximately $5.5 million for a one-percentage point increase in the interest rates applicable to the variable rate debt, which includes the effect of the interest rate cap agreements. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

On October 16, 2006, after conducting a review that revealed a material weakness in our internal control over financial reporting, we restated certain of our previously issued consolidated financial statements by filing Form 10-K/A for the fiscal year ended January 1, 2006 and Form 10-Q/A for the thirteen weeks ended April 2, 2006. In our Form 10-Q for the thirteen weeks ended July 2, 2006, also filed on October 16, 2006, certain of our previously issued consolidated financial statements for the thirteen and twenty-six weeks ended July 3, 2005 were restated. Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of July 1, 2007, as a result of the material weaknesses described below, our disclosure controls and procedures were not effective.

A material weakness in internal control over financial reporting (as defined in Exchange Act Rule 12b–2 and Rule 1–02 of Regulation S–X), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

In assessing the effectiveness of our disclosure controls and procedures as of July 1, 2007, management has identified two material weaknesses in the Company’s internal control over financial reporting. These material weaknesses had been previously reported in Item 9A of Part II of the Company’s 2006 Annual Report on Form 10-K. During the thirteen weeks ended July 1, 2007, management continued efforts to improve our internal control over financial reporting, in particular to remediate the material weaknesses reported as of December 31, 2006. Our management believes that these efforts are reasonably likely to constitute a material improvement in the design and effectiveness of our internal control over financial reporting and to remediate the material weaknesses.

(1) Control Environment. As of July 1, 2007, we did not maintain an effective control environment. The control environment is the atmosphere in which a company’s internal control procedures operate. Management believes that this material weakness continues related to our failure to adequately train our personnel in the application of GAAP commensurate with our financial reporting requirements as documented in our policies. During the thirteen weeks ended July 1, 2007, we made substantial progress in the publication and implementation of financial policies and began providing the required training on the application of the new policies on a Company-wide basis. Management has substantially completed the documentation, review and publication of our accounting policies as of July 1, 2007.

(2) Controls over the Spare Parts Inventory Accuracy and Valuation. As of July 1, 2007, we had published policies and procedures designed to ensure that the accounting records for spare parts inventories were accurately maintained and the accounting for the reserve for obsolete spare parts inventory was consistent among all operating units. However, management believes that this material weakness continues related to our failure to complete the implementation of the policies and procedures. Management has identified opportunities to improve controls in this area, including standardizing the timing, format and process for conducting cycle counts over the spare parts inventory, and ensuring the accuracy of the data and system reports that support the reserve calculation. Management continues to expect to fully implement the policies and procedures throughout the rest of the year.

In light of the material weaknesses in our internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with GAAP. We implemented certain changes in internal control over financial reporting, as described below, and will continue to implement remediation efforts, as described above. Accordingly, we believe that the consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Disclosure Controls and Procedures

Controls over the Review and Reconciliation of Period End Balances. As of April 1, 2007, we did not have effective policies and procedures fully documented and implemented requiring the accounting management team to formally and timely review and reconcile certain accrued liabilities and valuation reserves as part of the monthly close process. During the second quarter of 2007, we completed the implementation of our process to identify our key balance sheet accounts, complete the required reconciliations and document that our reviews were taking place in a timely manner. Management conducted and documented the required review and reconciliation processes over the material balance sheet accounts during the periodic financial close on a formal and consistent basis throughout the quarter.

As a result of these changes in internal control over financial reporting, management believes that the material weakness in internal control over the review and reconciliation of period end balances no longer exists as of July 1, 2007.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

10.36†	Lease agreement between iSTAR SCC Distribution Centers LLC, as Landlord and Solo Cup Operating Corporation and SF Holdings Group, Inc. and Solo Cup Company, jointly and severally as Tenant, dated as of June 27, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLO CUP COMPANY

Date: August 14, 2007	By:	/s/ Robert D. Koney, Jr.
Robert D. Koney, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF SOLO CUP COMPANY

FOR THE THIRTEEN WEEKS ENDED JULY 1, 2007

10.36†	Lease agreement between iSTAR SCC Distribution Centers LLC, as Landlord and Solo Cup Operating Corporation and SF Holdings Group, Inc. and Solo Cup Company, jointly and severally as Tenant, dated as of June 27, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.