Form 10-Q
period 2007-09-30
Solo Cup CO
filed 2007-11-14
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the thirteen weeks ended September 30, 2007

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

The number of shares outstanding of the Registrant’s common stock as of November 14, 2007:

Common Stock, $0.01 par value—100 shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,060	$23,568
Cash in escrow	50	—
Accounts receivable—trade, less allowance for doubtful accounts of $2,659 and $2,823	170,566	184,059
Accounts receivable—other	6,784	25,269
Inventories	334,812	343,821
Spare parts	23,485	24,114
Deferred income taxes	29,324	29,986
Prepaid expenses	14,287	6,683
Income taxes receivable	975	1,809
Assets held for sale	9,246	1,102
Assets related to discontinued operations	125,039	101,186
Other current assets	155	1,838

Total current assets	748,783	743,435
Property, plant and equipment, net	563,580	682,027
Spare parts	6,862	8,813
Goodwill	21,644	20,792
Intangible assets, net	10,692	16,031
Deferred financing fees, net	18,638	26,485
Assets related to discontinued operations	—	35,286
Other assets	6,276	6,802

Total assets	$1,376,475	$1,539,671

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$116,126	$123,912
Accrued payroll and related costs	57,224	49,333
Accrued customer allowances	27,989	30,503
Accrued expenses and other current liabilities	35,589	41,693
Short-term debt	200	—
Current maturities of long-term debt	1,772	8,096
Debt allocated to discontinued operations	162,700	—
Income taxes payable	2,173	464
Liabilities related to discontinued operations	30,280	27,575

Total current liabilities	434,053	281,576
Long-term debt, net of current maturities	821,461	979,345
Deferred income taxes	47,779	48,876
Pensions and other postretirement benefits	27,169	32,420
Liabilities related to discontinued operations	—	172,950
Other liabilities	66,825	14,869

Total liabilities	1,397,287	1,530,036
Shareholder’s (deficit) equity:
Common stock—Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	254,995	257,612
Accumulated deficit	(280,007)	(249,679)
Accumulated other comprehensive income	4,200	1,702

Total shareholder’s (deficit) equity	(20,812)	9,635

Total liabilities and shareholder’s (deficit) equity	$1,376,475	$1,539,671

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Thirteen weeks ended September 30, 2007	Thirteen weeks ended October 1, 2006	Thirty-nine weeks ended September 30, 2007	Thirty-nine weeks ended October 1, 2006
Net sales	$536,413	$548,306	$1,614,201	$1,651,554
Cost of goods sold	473,432	494,850	1,434,531	1,475,813

Gross profit	62,981	53,456	179,670	175,741
Selling, general and administrative expenses	52,288	55,775	160,248	178,813
Impairment of goodwill	—	—	—	228,537
(Gain) loss on sale of property, plant and equipment	(10,310)	1,241	(11,649)	3,037

Operating income (loss)	21,003	(3,560)	31,071	(234,646)
Interest expense, net of interest income of $195, $566, $1,880 and $670	19,789	19,924	65,134	56,570
Prepayment penalty	—	—	1,300	—
Loss on debt extinguishment	—	—	3,962	—
Foreign currency exchange gain, net	(1,727)	(654)	(3,521)	(4,367)
Other income, net	(75)	(594)	(170)	(90)

Income (loss) from continuing operations before income taxes	3,016	(22,236)	(35,634)	(286,759)
Income tax provision (benefit)	900	(1,219)	(946)	55,170

Income (loss) from continuing operations	$2,116	$(21,017)	$(34,688)	$(341,929)
Income from discontinued operations, net of income tax provision of $2,057, $844, $2,729 and $734	3,287	1,132	4,360	928

Net income (loss)	$5,403	$(19,885)	$(30,328)	$(341,001)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(In thousands, except share amounts)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholder’s equity (deficit)
	Shares	Amount
Balance at December 31, 2006	100	$—	$257,612	$(249,679)	$1,702	$9,635
Net loss (Unaudited)	—	—	—	(30,328)	—	(30,328)
Reversal of compensation expense on Convertible Preferred Units (Unaudited)	—	—	(610)	—	—	(610)
Return of capital to parent (Unaudited)	—	—	(2,007)	—	—	(2,007)
Foreign currency translation adjustment (Unaudited)	—	—	—	—	6,810	6,810
Minimum pension liability adjustment (Unaudited)	—	—	—	—	170	170
Unrealized investment loss, net of tax of $(220) (Unaudited)	—	—	—	—	(319)	(319)
Recognition of realized gain on cash flow hedge, net of tax of $906 (Unaudited)	—	—	—	—	(769)	(769)
Unrealized loss on cash flow hedge, net of tax of $0 (Unaudited)	—	—	—	—	(3,394)	(3,394)

Balance at September 30, 2007 (Unaudited)	100	$—	$254,995	$(280,007)	$4,200	$(20,812)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Thirty-nine weeks ended September 30, 2007	Thirty-nine weeks ended October 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,328)	$(341,001)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	72,185	75,612
Deferred finance fee amortization	4,758	3,668
(Gain) loss on sale of property, plant and equipment	(11,706)	3,132
Goodwill impairment	—	228,537
Asset impairment	2,559	7,933
Loss on debt extinguishment	3,962	—
Postretirement plan curtailment gains	—	(22,067)
Deferred income taxes	1,966	50,425
Foreign currency exchange gain, net	(3,532)	(4,364)
Changes in operating assets and liabilities:
Accounts receivable	44,365	(8,529)
Inventories	12,354	(59,895)
Prepaid expenses and other current assets	(3,851)	11,662
Other assets	(3)	1,514
Accounts payable	(8,950)	11,072
Accrued expenses and other current liabilities	(10,283)	(12,150)
Other liabilities	(6,900)	(4,510)
Other, net	(5,384)	268

Net cash provided by (used in) operating activities	$61,212	$(58,693)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	$(29,166)	$(45,371)
Proceeds from sale of property, plant and equipment	144,192	3,380
(Increase) decrease in cash in escrow	(50)	13,041

Net cash provided by (used in) investing activities	114,976	(28,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facilities	(49,594)	31,125
Borrowings under term notes	50,000	80,000
Repayments of term notes	(165,694)	(6,160)
Repayment of capital to parent	(2,007)	—
Repayments of other debt	(88)	(3,317)
Debt issuance costs	(380)	(4,131)

Net cash (used in) provided by financing activities	(167,763)	97,517

Effect of exchange rate changes on cash	1,082	202

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,507	10,076
CASH AND CASH EQUIVALENTS, beginning of period (1)	26,391	12,087

CASH AND CASH EQUIVALENTS, end of period (1)	$35,898	$22,163

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid (including prepayment penalty)	$86,789	$67,870
Income taxes paid (net of income tax refunds)	$4,269	$6,825

(1)	Includes cash and cash equivalents related to discontinued operations (Note 2).

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

As used in these notes, unless the context otherwise requires, the “Company” shall refer to Solo Cup Company, a Delaware corporation (“Solo Delaware”) which is the holding company for Solo Cup Operating Corporation, a Delaware corporation (“SCOC”). The Company is a wholly owned subsidiary of SF Holdings Group, Inc. (“SF Holdings”), which is a wholly owned subsidiary of Solo Cup Investment Corporation, a Delaware corporation (“SCIC”).

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

In accordance with the guidance of Staff Accounting Bulletin No. 108, these interim consolidated financial statements reflect the immaterial correction of errors in the Company’s prior period financial statements. See further discussion in Notes 3, 4 and 14.

(2) ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets held for sale

In March 2007, the Company entered into a purchase and sale agreement (the “Agreement”) with a third party for the sale of certain property of the Company located in the City of Chicago. Previously, the Company had entered into agreements with the State of Illinois (“State”) and the City of Chicago (“City”) relating to the acquisition and development of the property. Pursuant to these agreements, the State and City provided certain grants to the Company, paid certain costs on behalf of the Company and undertook certain obligations relating to the property. Under these agreements, the Company is required to fulfill certain obligations relating to development of the property and retention of a certain number of employees. If these obligations were not fulfilled, the Company would be required to repay certain amounts granted or paid by the City or the State, the net impact of which, the Company believes, would not be material to its business, financial condition, results of operations or cash flows. The Agreement with the third party provides that, upon the closing of the sale, the obligations of the Company to the State and City will be satisfied or the Company will otherwise be released from such obligations. As of September 30, 2007, assets held for sale of $9.2 million represents the carrying value of this property.

Discontinued operations

The Company, SF Holdings and SCOC, entered into an Asset Purchase Agreement dated September 7, 2007 (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company will sell substantially all of the assets and liabilities of its Hoffmaster business, included in its North American operating segment, for approximately $170 million, including its product portfolio of disposable tableware and special occasions consumer products and associated manufacturing equipment, two manufacturing facilities located in Oshkosh and Appleton, Wisconsin and 100% of the shares of CEGI (Hong Kong) Limited, a Hong Kong entity, that is a subsidiary of SF Holdings. As part of this agreement, the buyer would also assume a leased distribution center located in Indianapolis, Indiana.

At closing, the purchase price is subject to a standard working capital adjustment to reflect an average level of working capital in the business. The Purchase Agreement also includes a non-competition agreement with terms that are customary for a transaction of this type, scope and size. The Company also entered into a Transition Services Agreement with the Buyer to provide certain information technology, human resources and other services for a period not to exceed 12 months. The transaction closed in October 2007 (Note 15).

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts of the major classes of assets and liabilities included in the disposal group are the following:

	September 30, 2007	December 31, 2006
Cash and cash equivalents	$1,838	$2,823
Accounts receivable	35,459	44,970
Inventories	46,757	46,800
Property, plant and equipment	28,712	29,992
Other assets	12,273	11,887

Assets related to discontinued operations	$125,039	$136,472

Accounts payable	$12,273	$12,212
Debt (1)	162,700	162,700
Other liabilities	18,007	25,613

Liabilities related to discontinued operations (1)	$192,980	$200,525

(1)

Debt allocated to discontinued operations on the Company’s Consolidated Balance Sheet at September 30, 2007, represents the net cash proceeds from the sale of Hoffmaster. The Company has classified this portion of its long-term debt as current, because it is required by the terms of its First Lien Facility, as amended, to use the sale proceeds to make a prepayment of the term loan under its First Lien Facility (Note 7).

	Thirteen weeks ended September 30, 2007	Thirteen weeks ended October 1, 2006	Thirty-nine weeks ended September 30, 2007	Thirty-nine weeks ended October 1, 2006
Sales from discontinued operations	$70,484	$72,376	$196,954	$206,661
Income from discontinued operations before income taxes	$5,344	$1,976	$7,089	$1,662

(3) INVENTORIES

The components of inventories are as follows (in thousands):

	September 30, 2007	December 31, 2006
Finished goods	$248,016	$247,338
Work in process	15,115	16,122
Raw materials and supplies	71,681	80,361

Total inventories	$334,812	$343,821

Raw materials and supplies include an adjustment reflecting an immaterial correction of an error, which increased the December 31, 2006 balance by approximately $1.5 million with a corresponding increase to accounts payable.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s major classes of property, plant and equipment are as follows (in thousands):

	September 30, 2007	December 31, 2006
Land	$27,947	$44,072
Buildings and improvements	196,111	266,356
Machinery and equipment	956,674	925,072
Construction in progress	18,576	39,162

Total property, plant and equipment	1,199,308	1,274,662
Less: Accumulated depreciation and amortization	(635,728)	(592,635)

Property, plant and equipment, net	$563,580	$682,027

Depreciation of property, plant and equipment was $20.9 million and $63.6 million for the thirteen and thirty-nine weeks ended September 30, 2007, respectively. Capitalized interest was $0.2 million and $1.3 million for the thirteen and thirty-nine weeks ended September 30, 2007, respectively.

Depreciation of property, plant and equipment was $21.7 million and $65.9 million for the thirteen and thirty-nine weeks ended October 1, 2006, respectively. Capitalized interest was $0.6 million and $1.3 million for the thirteen and thirty-nine weeks ended October 1, 2006, respectively.

During the thirteen weeks ended September 30, 2007, the Company recognized a gain of $9.5 million from the sale of its uncoated white paper plate product line.

As of December 31, 2006, property, plant and equipment, net reflects the immaterial correction of two errors in the Company’s prior period financial statements, which increased the December 31, 2006 balance of property, plant and equipment, net by approximately $2.1 million, decreased spare parts by $6.1 million and increased accumulated deficit relating to depreciation expense by $4.0 million, of which $3.6 million relates to periods prior to 2006. The first error relates to equipment that was previously included in the Company’s spare parts inventory; thus the Company adjusted the carrying value of the equipment of $6.1 million from spare parts to property, plant and equipment, and recorded the effect of adjusting depreciation expense in the appropriate periods from 2004 to 2007. The second error relates to equipment that was considered obsolete in 2004, thus the Company recorded the accelerated depreciation expense of $2.7 million that should have been recorded in that period and reversed the depreciation expense recorded during the subsequent periods. The impact to the Company’s results of operations for periods prior to 2006 is reflected in its beginning accumulated deficit at January 1, 2006. In addition, the impact on the 2005 and 2006 comparative year-end financial statements will be $0.2 million and $1.8 million increase to previously reported net loss, respectively, and an adjustment of $1.9 million to the opening accumulated deficit at January 1, 2005. These adjustments to comparative periods will be included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Net property, plant and equipment was reduced by the carrying values of the properties sold, which amounted to approximately $72.6 million, of which $65.1 million was buildings and improvements and $7.5 million was land. The resulting gain of approximately $53.7 million (net of $3.7 million of closing costs) was recorded as a deferred credit in the Company’s Consolidated Balance Sheet of which $53.0 million is the balance as of September 30, 2007. The deferred credit is included in other current liabilities and other long-term liabilities and will be amortized to income on a straight-line basis as an offset to rent expense over the 20-year lease term. The lease is classified as an operating lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases.

The Lease is non-cancelable. Annual rent for the six properties is approximately $11.7 million, payable on a quarterly basis. The lease provides for a 2% escalation of rent on an annual basis.

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

The Company’s management assesses the realizability of its deferred tax assets, including the net operating loss, and records a valuation allowance for the deferred tax assets when it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. As such, the Company had a valuation allowance against its U.S. deferred tax assets of $133 million and $120 million at September 30, 2007 and December 31, 2006, respectively, to reflect management’s assessment regarding the realizability of the deferred tax assets. The Company expects to continue to maintain a valuation allowance on deferred tax assets until other positive evidence is sufficient to justify realization.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) DEBT

Long-term debt at September 30, 2007 and December 31, 2006, including amounts payable within one year, is as follows (in thousands):

	September 30, 2007	December 31, 2006
8.5% Senior Subordinated Notes	$325,000	$325,000
First Lien Facility – Term Loan	602,250	632,125
First Lien Facility – Revolver	53,100	102,600
Second Lien Facility	—	80,000
Canadian Credit Facility – Term Loan	3,694	8,379
Capital lease obligations	1,889	2,037

Total long-term debt	985,933	1,150,141
Less: Current maturities of long-term debt	1,772	8,096
Less: Current maturities of long-term debt related to discontinued operations	162,700	—
Less: Long-term debt included under non-current liabilities related to discontinued operations	—	162,700

Long-term debt, net of current maturities – continuing operations	$821,461	$979,345

In September 2007, the Company made $25.0 million of prepayments to the term loan under the First Lien Facility (“First Lien”), in addition to its scheduled quarterly repayment of $1.625 million. Of the $25.0 million, $7.7 million was a mandatory prepayment made from the net proceeds of the sale of assets related to the Company’s uncoated white paper plate product line (Note 4). The remaining $17.3 million was an optional prepayment made by the Company. In accordance with the credit agreement governing the First Lien, the prepayments will be allocated to the next four quarterly prepayments and then reduce the remaining scheduled quarterly prepayments on a pro rata basis through maturity in February 2011. Accordingly, current maturities of long-term debt as of September 30, 2007 does not include an amount related to the First Lien.

At September 30, 2007, current maturities of long-term debt related to discontinued operations of $162.7 million represents the net proceeds from the sale of the Hoffmaster division (Note 2). The Company has classified this portion of its long-term debt as current, because it is required by the terms of its First Lien, as amended, to use the net proceeds to make a prepayment of the term loan under its First Lien. The long-term debt balance at December 31, 2006 includes $162.7 million of debt related to discontinued operations included under non-current.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company was in compliance with all financial covenants under the First Lien during the thirty-nine weeks ended September 30, 2007.

On March 31, 2006, the Company and SCIC entered into a second lien credit agreement which was subsequently amended by Amendment No. 1 dated October 13, 2006, and Amendment No. 2 dated December 22, 2006. The Second Lien provided a secured term loan facility in the amount of $80.0 million (“Second Term Loan”). The proceeds of the Second Term Loan were used to reduce amounts outstanding under the Company’s revolving credit facility under the First Lien. The principal amount was due upon maturity in February 2012.

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

(8) DERIVATIVES AND HEDGING ACTIVITIES

In September 2007, the Company entered into a forward-starting receive-variable, pay-fixed interest rate swap with a total notional amount of $50.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 4.6475%. The swap agreement is effective from October 2, 2007 through April 2, 2009. This interest rate swap is accounted for as a cash flow hedge and its fair value was $(0.1) million as of September 30, 2007.

In June 2007, the Company entered into three forward-starting receive-variable, pay-fixed interest rate swap with a total notional amount of $150.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 5.3765%. The swap agreements are effective from August 28, 2007 through February 28, 2011. These interest rate swaps are accounted for as cash flow hedges and their fair value was $(3.4) million as of September 30, 2007.

In September 2006, the Company entered into three interest rate cap agreements with a total notional amount of $245.0 million. Under these agreements the Company receives variable interest rate payments when the 3-month LIBOR rises above 6.0%. These agreements were in effect through September 14, 2007. In October 2006, the Company entered into an interest rate cap agreement with a notional amount of $20.0 million. Under this agreement, the Company receives variable interest rate payments when the 3-month LIBOR rises above 6.0%. This agreement is in effect through October 12, 2007.

In March 2004, June 2005 and March 2006, the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $300.0 million. In September 2006, the Company terminated these agreements prior to their stated expirations. Through the termination date, these interest rate swap agreements were accounted for as cash flow hedges and their fair values were included in other current assets and other assets in the Company’s Consolidated Balance Sheets. Included in accumulated other comprehensive income is a deferred gain on the qualified hedged transactions of $0.7 million and $2.2 million as of September 30, 2007 and December 31, 2006, respectively. The deferred gain is being amortized into interest expense over the remaining term of the underlying debt.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Net periodic benefit cost (income) for the Company’s pension and other postretirement benefit plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Thirteen weeks ended September 30, 2007	Thirteen weeks ended October 1, 2006	Thirteen weeks ended September 30, 2007	Thirteen weeks ended October 1, 2006
Service cost	$491	$447	$26	$23
Interest cost	1,574	1,460	208	337
Expected return on plan assets	(1,799)	(1,592)	—	—
Amortization of prior service cost	51	—	(62)	(585)
Amortization of net loss	—	—	56	(92)

Net periodic benefit cost (income)	$317	$315	$228	$(317)

	Pension Benefits		Other Postretirement Benefits
	Thirty-nine weeks ended September 30, 2007	Thirty-nine weeks ended October 1, 2006	Thirty-nine weeks ended September 30, 2007	Thirty-nine weeks ended October 1, 2006
Service cost	$1,452	$1,336	$76	$172
Interest cost	4,703	4,372	623	1,070
Expected return on plan assets	(5,375)	(4,768)	—	—
Amortization of prior service cost	153	—	(187)	(2,649)
Amortization of net loss	—	—	169	233

	933	940	681	(1,174)
Curtailment gains	—	—	—	(22,067)

Net periodic benefit cost (income)	$933	$940	$681	$(23,241)

During the thirty-nine weeks ended September 30, 2007, approximately $9.0 million of contributions had been made by the Company to its pension and other postretirement benefit plans. The Company presently anticipates contributing an additional $2.0 million to fund its pension and other postretirement benefit plans in 2007 for a total of approximately $11.0 million.

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

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following (in thousands):

	Thirteen weeks ended September 30, 2007	Thirteen weeks ended October 1, 2006	Thirty-nine weeks ended September 30, 2007	Thirty-nine weeks ended October 1, 2006
Net income (loss)	$5,403	$(19,885)	$(30,328)	$(341,001)
Foreign currency translation adjustment	4,534	(572)	6,810	1,711
Minimum pension liability adjustments	—	—	170	—
Unrealized investment (loss) gain, net of income taxes	(200)	26	(319)	174
Recognized gain on cash flow hedge, net of income taxes	(157)	(145)	(769)	(146)
Unrealized loss on cash flow hedge, net of income taxes	(3,394)	(3,137)	(3,394)	(2,458)

Comprehensive income (loss)	$6,186	$(23,713)	$(27,830)	$(341,720)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Foreign currency translation adjustments	$11,997	$5,187
Minimum pension liability adjustments, net of income taxes	(5,160)	(5,330)
Unrealized investment gain, net of income taxes	601	920
Unrecognized gain on cash flow hedge, net of income taxes	156	925
Unrealized loss on cash flow hedge, net of income taxes	(3,394)	—

Accumulated other comprehensive income	$4,200	$1,702

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

During the second quarter of 2004, SCIC issued 3,283 Convertible Preferred Units (“CPUs”) to certain Company employees in settlement of $3.3 million of deferred compensation liabilities. The fair value of the CPUs granted by SCIC was linked to the fair market value of one share of CPPS. For CPUs, compensation expense is recognized periodically based on changes in the fair value of the CPU relative to the grant-date fair value of the CPU. During 2006 and 2005, as the result of employees separating from the Company, 109 and 1,267 of CPUs were settled, respectively. During the thirty-nine weeks ended September 30, 2007, as a result of an employee’s separation from the Company, the remaining 1,907 of CPUs were settled and the Company reversed compensation expense of $0.6 million and reduced additional paid-in capital by $1.9 million.

At December 31, 2006, 293,585 time-based options and 195,723 performance-based options were outstanding. During the thirteen weeks ended April 1, 2007, the Company’s Board of Directors cancelled all outstanding options. No options had been exercised at the time of cancellation.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) RELATED PARTY TRANSACTIONS

The Company is a wholly owned subsidiary of SCIC. SCC Holding Company LLC, a Delaware limited liability company (“SCC Holding”) and Vestar Capital Partners (“Vestar”) own 67.2% and 32.7% of SCIC, respectively. Company management holds the remaining 0.1% of SCIC.

In the first quarter of 2004, the Company and SCIC entered into a management agreement with SCC Holding providing for, among other things, the payment by SCIC of an annual advisory fee of $2.5 million to SCC Holding. Pursuant to this management agreement, the Company incurred $0.6 million of advisory fees during the thirteen weeks ended September 30, 2007 and October 1, 2006, and $1.9 million of advisory fees during the thirty-nine weeks ended September 30, 2007 and October 1, 2006.

In 2004, SCIC also entered into a management agreement with Vestar pursuant to which SCIC would pay Vestar an annual advisory fee of $0.8 million, plus reimbursement of its expenses. The Company incurred $0.2 million of advisory fees during the thirteen weeks ended September 30, 2007 and October 1, 2006, and $0.6 million of advisory fees during the thirty-nine weeks ended September 30, 2007 and October 1, 2006. Vestar also is party to a registration rights agreement with SCIC and SCC Holding. In addition, Vestar and SCC Holding entered into a stockholders’ agreement relating to, among other things, their ownership of voting stock of SCIC.

In December 2006, the Company’s First Lien and Second Lien were amended to, among other things, provide that beginning in 2007, SCC Holding and Vestar may not receive payment for management services unless the Company meets certain financial covenants contained in the First Lien and Second Lien. The Company is accruing for any such management fees that are earned but not paid pursuant to the foregoing, which total $3.2 million as of September 30, 2007.

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

(in thousands)	North America	Europe	Asia- Pacific	Other	Total Segments	Eliminations	Total
Thirteen weeks ended September 30, 2007
Net sales to external customers	$503,164	$25,279	$10,325	$3,120	$541,888	$(5,475)	$536,413
Intersegment net sales	5,475	—	—	—	5,475	(5,475)	—
Operating income	18,497	508	942	1,145	21,092	(89)	21,003
Thirty-nine weeks ended September 30, 2007
Net sales to external customers	$1,516,841	$73,596	$29,562	$9,494	$1,629,493	$(15,292)	$1,614,201
Intersegment net sales	15,206	—	86	—	15,292	(15,292)	—
Operating income	24,724	2,412	2,630	1,375	31,141	(70)	31,071
Thirteen weeks ended October 1, 2006
Net sales to external customers	$508,044	$22,638	$20,190	$3,054	$553,926	$(5,620)	$548,306
Intersegment net sales	5,574	—	46	—	5,620	(5,620)	—
Operating income (loss)	535	105	(4,150)	83	(3,427)	(133)	(3,560)
Thirty-nine weeks ended October 1, 2006
Net sales to external customers	$1,530,246	$65,453	$62,821	$9,047	$1,667,567	$(16,013)	$1,651,554
Intersegment net sales	15,906	—	107	—	16,013	(16,013)	—
Operating (loss) income	(231,638)	1,135	(4,306)	447	(234,362)	(284)	(234,646)
At September 30, 2007
Total assets	$1,114,298	$86,426	$41,505	$11,077	$1,253,306	$(1,870)	$1,251,436
At December 31, 2006
Total assets	$1,270,705	$76,960	$47,597	$9,507	$1,404,769	$(1,570)	$1,403,199

(in thousands)	Thirteen weeks ended September 30, 2007	Thirteen weeks ended October 1, 2006	Thirty-nine weeks ended September 30, 2007	Thirty-nine weeks ended October 1, 2006
Total segment operating income (loss)	$21,092	$(3,427)	$31,141	$(234,362)
Elimination of intersegment operating income	(89)	(133)	(70)	(284)
Interest expense, net of interest income of $195, $566, $1,880 and $670	(19,789)	(19,924)	(65,134)	(56,570)
Prepayment penalty	—	—	(1,300)	—
Loss on debt extinguishment	—	—	(3,962)	—
Foreign currency exchange gain, net	1,727	654	3,521	4,367
Other income, net	75	594	170	90

Total consolidated income (loss) from continuing operations before income taxes	$3,016	$(22,236)	$(35,634)	$(286,759)

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

The Statements of Operations for the thirteen weeks and thirty-nine weeks ended October 1, 2006 include an adjustment between Solo Delaware and Other Guarantors reflecting an immaterial correction of an error during these periods which related to deferred income taxes. For the thirteen weeks ended October 1, 2006, the income tax benefit for Solo Delaware was decreased by $8.1 million and the income tax provision for Other Guarantors was decreased by $8.1 million. For the thirty-nine weeks ended October 1, 2006, the income tax benefit for Solo Delaware was decreased by $7.6 million and the income tax provision for Other Guarantors was decreased by $7.6 million. There was no impact to the consolidated income tax provision (benefit) or the Statement of Cash Flows during the periods effected.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) GUARANTOR NOTE (Continued)

	Condensed Consolidated Balance Sheet September 30, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$16,026	$2,065	$16,019	$—	$34,110
Accounts receivable:
Trade	—	137,006	33,560	—	170,566
Other	83,176	17,054	450	(93,896)	6,784
Inventories	—	308,196	28,091	(1,475)	334,812
Deferred income taxes	—	27,311	1,568	445	29,324
Prepaid expenses and other current assets	42	41,458	6,648	—	48,148
Assets related to discontinued operations	—	125,153	—	(114)	125,039

Total current assets	99,244	658,243	86,336	(95,040)	748,783
Property, plant and equipment, net	—	511,053	52,527	—	563,580
Goodwill and intangible assets, net	—	32,078	258	—	32,336
Other assets	78,622	310	3,122	(50,278)	31,776

Total assets	$177,866	$1,201,684	$142,243	$(145,318)	$1,376,475

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$—	$185,812	$24,254	$(93,940)	$116,126
Accrued expenses and other current liabilities	14,930	92,657	15,388	—	122,975
Short-term debt	—	200	—	—	200
Current maturities of long-term debt	—	279	1,493	—	1,772
Liabilities related to discontinued operations	—	30,280	—	—	30,280
Debt allocated to discontinued operations	—	162,700	—	—	162,700

Total current liabilities	14,930	471,928	41,135	(93,940)	434,053
Long-term debt, net of current maturities	137,676	681,544	2,241	—	821,461
Deferred income taxes	35	43,418	4,326	—	47,779
Other liabilities	—	79,554	14,440	—	93,994

Total liabilities	152,641	1,276,444	62,142	(93,940)	1,397,287
Shareholder’s equity (deficit):
Common stock	—	—	2,114	(2,114)	—
Additional paid-in capital	45,875	209,120	39,168	(39,168)	254,995
(Accumulated deficit) retained earnings	(17,412)	(282,768)	30,269	(10,096)	(280,007)
Accumulated other comprehensive (loss) income	(3,238)	(1,112)	8,550	—	4,200

Total shareholder’s equity (deficit)	25,225	(74,760)	80,101	(51,378)	(20,812)

Total liabilities and shareholder’s equity (deficit)	$177,866	$1,201,684	$142,243	$(145,318)	$1,376,475

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Thirteen weeks ended September 30, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$494,495	$64,005	$(22,087)	$536,413
Cost of goods sold	—	442,315	53,342	(22,225)	473,432

Gross profit	—	52,180	10,663	138	62,981
Selling, general and administrative expenses	63	48,040	4,185	—	52,288
Gain on sale of property, plant and equipment	—	(9,048)	(1,262)	—	(10,310)

Operating (loss) income	(63)	13,188	7,740	138	21,003
Interest expense, net	2,635	16,868	286	—	19,789
Foreign currency exchange gain, net	—	(1,546)	(181)	—	(1,727)
Other income, net	—	(11)	(64)	—	(75)

(Loss) income from continuing operations before income taxes	(2,698)	(2,123)	7,699	138	3,016
Income tax (benefit) provision	73	(2,111)	2,938	—	900

(Loss) income from continuing operations	(2,771)	(12)	4,761	138	2,116
Income from discontinued operations, net of income tax provision of $2,057	—	3,325	—	(38)	3,287

Net (loss) income	$(2,771)	$3,313	$4,761	$100	$5,403

	Consolidated Statement of Operations Thirteen weeks ended October 1, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$498,703	$68,313	$(18,710)	$548,306
Cost of goods sold	—	456,534	57,078	(18,762)	494,850

Gross profit	—	42,169	11,235	52	53,456
Selling, general and administrative expenses	101	46,007	9,713	(46)	55,775
Gain on sale of property, plant and equipment	—	1,164	77	—	1,241

Operating (loss) income	(101)	(5,002)	1,445	98	(3,560)
Interest expense, net	1,262	18,281	381	—	19,924
Foreign currency exchange gain, net	—	(330)	(324)	—	(654)
Other income, net	—	(486)	(108)	—	(594)

(Loss) income from continuing operations before income taxes	(1,363)	(22,467)	1,496	98	(22,236)
Income tax (benefit) provision	(284)	(856)	(79)	—	(1,219)

Income (loss) from continuing operations	(1,079)	(21,611)	1,575	98	(21,017)
Income from discontinued operations, net of income tax provision of $844	—	1,146	—	(14)	1,132

Net income (loss)	$(1,079)	$(20,465)	$1,575	$84	$(19,885)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Thirty-nine weeks ended September 30, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,501,382	$183,168	$(70,349)	$1,614,201
Cost of goods sold	—	1,348,414	156,082	(69,965)	1,434,531

Gross profit	—	152,968	27,086	(384)	179,670
Selling, general and administrative expenses	(477)	148,179	12,631	(85)	160,248
Gain on sale of property, plant and equipment	—	(10,212)	(1,437)	—	(11,649)

Operating (loss) income	477	15,001	15,892	(299)	31,071
Interest expense, net	2,144	62,222	768	—	65,134
Prepayment penalty	1,300	—	—	—	1,300
Loss on debt extinguishment	3,962	—	—	—	3,962
Foreign currency exchange gain, net	—	(2,673)	(848)	—	(3,521)
Other income (expense), net	—	(6)	(164)	—	(170)

(Loss) income from continuing operations before income taxes	(6,929)	(44,542)	16,136	(299)	(35,634)
Income tax provision (benefit)	(222)	(6,487)	5,763	—	(946)

(Loss) income from continuing operations	(6,707)	(38,055)	10,373	(299)	(34,688)
Income from discontinued operations, net of income tax provision $2,729	—	4,450	—	(90)	4,360

Net (loss) income	$(6,707)	$(33,605)	$10,373	$(389)	$(30,328)

	Consolidated Statement of Operations Thirty-nine weeks ended October 1, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,504,783	$207,761	$(60,990)	$1,651,554
Cost of goods sold	—	1,360,543	176,165	(60,895)	1,475,813

Gross profit	—	144,240	31,596	(95)	175,741
Selling, general and administrative expenses	396	157,881	20,635	(99)	178,813
Impairment of goodwill	—	228,537		—	228,537
Gain on sale of property, plant and equipment	—	2,817	220	—	3,037

Operating (loss) income	(396)	(244,995)	10,741	4	(234,646)
Interest expense, net	6,951	48,320	1,299	—	56,570
Foreign currency exchange gain, net	—	(4,016)	(351)	—	(4,367)
Other income (expense), net	—	63	(153)	—	(90)

(Loss) income from continuing operations before income taxes	(7,347)	(289,362)	9,946	4	(286,759)
Income tax provision (benefit)	(3,100)	55,024	3,246	—	55,170

Income (loss) from continuing operations	(4,247)	(344,386)	6,700	4	(341,929)
Income from discontinued operations, net of income tax provision $734	—	970	—	(42)	928

Net income (loss)	$(4,247)	$(343,416)	$6,700	$(38)	$(341,001)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Thirty-nine weeks ended September 30, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$176,556	$(128,083)	$12,739	$61,212
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	(27,216)	(1,950)	(29,166)
Proceeds from sale of property, plant and equipment	—	141,815	2,377	144,192
Transfer of property, plant and equipment	—	1,023	(1,023)	—
Increase in cash in escrow	—	(50)	—	(50)

Net cash provided by (used in) investing activities	—	115,572	(596)	114,976
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facilities	(49,500)	—	(94)	(49,594)
Borrowings under the term notes	50,000	—	—	50,000
Repayments of the term notes	(159,875)	—	(5,819)	(165,694)
Contribution	(2,007)	5,557	(5,557)	(2,007)
Repayments of other debt	—	(23)	(65)	(88)
Debt issuance costs	(380)	—	—	(380)

Net cash (used in) provided by financing activities	(161,762)	5,534	(11,535)	(167,763)
Effect of exchange rate changes on cash	—	17	1,065	1,082

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,794	(6,960)	1,673	9,507
Cash and cash equivalents, beginning of period	1,231	10,815	14,345	26,391

Cash and cash equivalents, end of period	$16,025	$3,855	$16,018	$35,898

	Condensed Consolidated Statement of Cash Flows Thirty-nine weeks ended October 1, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(116,236)	$44,708	$12,835	$(58,693)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	(42,846)	(2,525)	(45,371)
Proceeds from sale of property, plant and equipment	—	3,324	56	3,380
Decrease in cash in escrow	13,041	—	—	13,041

Net cash provided by (used in) investing activities	13,041	(39,522)	(2,469)	(28,950)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facilities	31,700	—	(575)	31,125
Borrowings under the term notes	80,000	—	—	80,000
Repayments of the term notes	(4,875)	—	(1,285)	(6,160)
Repayments of other debt	—	—	(3,317)	(3,317)
Debt issuance costs	(4,052)	—	(79)	(4,131)

Net cash provided by (used in) financing activities	102,773	—	(5,256)	97,517
Effect of exchange rate changes on cash	—	163	39	202

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(422)	5,349	5,149	10,076
Cash and cash equivalents, beginning of period	422	6,616	5,049	12,087

Cash and cash equivalents, end of period	$—	$11,965	$10,198	$22,163

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(15) SUBSEQUENT EVENTS

LTIP

On October 1, 2007, the Board of Directors of the Company approved a new Long Term Incentive Plan (“LTIP”). The purpose of the LTIP is to provide long term incentives to selected key management employees of the Company and its affiliates, including the named executive officers.

Sale of Hoffmaster division

On October 15, 2007, the Company sold all of the assets of its Hoffmaster division for approximately $170 million. The net proceeds from the sale will be applied to reduce the term loan under the First Lien (Note 2). The Hoffmaster division has been reflected as a discontinued operation in the accompanying consolidated financial statements, except that the gain on sale will be reflected in the fourth quarter of 2007.

Closure of Leominster and Wheeling

On October 16, 2007, the Company announced that it intends to close manufacturing facilities in Leominster, Massachusetts, and Wheeling, Illinois, and shift production and employment to other manufacturing locations, including North Andover, Massachusetts, and Chicago, Illinois. The Leominster and Wheeling plants are expected to close by December 31, 2007, and February 28, 2008, respectively.

Sale of Japanese Subsidiaries

On October 25, 2007, the Company announced that it signed an agreement to sell 100% of the capital stock of its Japanese subsidiaries, Yugen Kaisha Solo Cup Asia-Pacific and Solo Cup Japan Co., Ltd. The transaction closed on November 12, 2007. Under the terms of the agreement, the buyer acquired all property, plant and equipment, including Solo Cup Japan’s manufacturing facilities in Fuji and Kumamoto, Japan and corporate office in Tokyo. Solo Cup Japan primarily manufactures drinking straws and milk bottle caps. The net proceeds from the sale of approximately $40 million must be applied to reduce the term loan under the First Lien. The net assets as of September 30, 2007 include approximately $17.9 million of accounts receivable, $3.0 million of inventory, $14.0 million of property, plant and equipment, $2.6 million of other assets and $22.8 million of liabilities. The Company’s Japanese subsidiaries will be reflected as discontinued operations commencing in the fourth quarter of 2007.

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

General

We are a leading global producer and marketer of disposable foodservice products and have served our industry for over 70 years. We manufacture one of the broadest product lines of cups, lids, food containers, plates, bowls, portion cups, stirrers, straws, cutlery, and food packaging containers in the industry, with products available in plastic, paper and foam. Our products are known for their quality, reliability and consistency. Our products are marketed primarily under the Solo® and Sweetheart® brands, as well as Jack Frost® and Trophy®. We are one of the leading suppliers of branded disposable cups and plastic plates and bowls to consumer customers in the United States. We also provide a line of products to our customers under private label. We currently operate manufacturing facilities and distribution centers in North America, the United Kingdom and Panama, and we sell our products worldwide.

The results of operations for our Hoffmaster division are excluded from the results of our continuing operations. The business was sold in October 2007.

Thirteen Weeks Ended September 30, 2007 Compared to the Thirteen Weeks Ended October 1, 2006

(in thousands)	Thirteen weeks ended September 30, 2007	Thirteen weeks ended October 1, 2006	Favorable / (Unfavorable)
			$	%
Net sales	$536,413	$548,306	$(11,893)	(2.2)%
Cost of goods sold	473,432	494,850	21,418	4.3

Gross profit	62,981	53,456	9,525	17.8
Selling, general and administrative expenses	52,288	55,775	3,487	6.3
(Gain) loss on sale of property, plant and equipment	(10,310)	1,241	11,551	*

Operating income (loss)	21,003	(3,560)	24,563	*
Interest expense, net	19,789	19,924	135	0.7
Foreign currency exchange gain, net	(1,727)	(654)	1,073	164.1
Other income, net	(75)	(594)	(519)	(87.4)

Income (loss) before income taxes	3,016	(22,236)	25,252	*
Income tax provision (benefit)	900	(1,219)	(2,119)	*

Income (loss) from continuing operations	2,116	(21,017)	23,133	*
Income from discontinued operations, net of income taxes	3,287	1,132	2,155	190.4

Net income (loss)	$5,403	$(19,885)	$25,288	*

*	Not meaningful

Net sales decreased $11.9 million, or 2.2%, for the thirteen weeks ended September 30, 2007 compared to the prior year period. The decrease in net sales reflects a 9.2% decrease in sales volume partially offset by a 7.0% increase in average realized sales price as compared to the thirteen weeks ended October 1, 2006. A portion of the lower sales volume is a result of the sale of certain assets in our Asia-Pacific business segment in December 2006, which represents approximately $9.3 million of the decline.

Excluding the impact from Asia-Pacific, the remaining decrease in sales of $2.6 million reflects a decrease in sales volume of 8.9% partially offset by an increase in average realized sales price of 8.4%. This decrease in sales volume is a reflection of our strategic initiatives across product categories. Lower volumes are also a result of our concerted effort to improve commercial arrangements. In addition, lower sales reflect the impact of competitive pressure. The increase in average realized sales price reflects both a shift in product mix and price increases implemented as a result of increasing raw material costs.

For the thirteen weeks ended September 30, 2007, gross profit increased $9.5 million or 17.8% when compared to the prior year period. As a percentage of net sales, gross profit was 11.7% in the third quarter of 2007 versus 9.7% in the third quarter of 2006. The increase in the gross profit percentage reflects an increase in average realized sales price, cost improvements realized from the implementation of our performance improvement program, a result of greater manufacturing efficiencies, and lower costs for freight and distribution reflecting the benefit of our new information systems. These improvements were only partially offset by the impact of higher raw material costs, professional fees related to our performance improvement program and increased obsolescence reserves resulting from our SKU rationalization efforts.

Selling, general and administrative expenses decreased $3.5 million for the thirteen weeks ended September 30, 2007 compared to the thirteen weeks ended October 1, 2006. The improvement reflects approximately $5 million of asset impairment in the prior year period related to our Japan dairy assets. Selling, general and administrative expense in 2007 also reflects increased professional fees primarily related to our performance improvement program, which were more than offset by the benefit of reduced general and administrative costs. As a percentage of net sales, selling, general and administrative expenses were 9.7% in the third quarter of 2007 versus 10.2% in the third quarter of 2006.

Gain on sale of property, plant and equipment for the thirteen weeks ended September 30, 2007 was $10.3 million compared to a loss on sale of property, plant and equipment of $1.2 million for the thirteen weeks ended October 1, 2006. The primary driver of the increase is the gain recognized on the sale of our uncoated white paper plate product line.

For the thirteen weeks ended September 30, 2007, interest expense, net decreased slightly compared to the prior year period. The decrease is the net impact of lower average debt outstanding offset by higher interest rates compared to the prior year period.

The income tax provision of $0.9 million for the thirteen weeks ended September 30, 2007 is primarily related to our foreign jurisdictions. The tax benefit generated from the loss incurred during the period was largely offset by a corresponding increase in the valuation allowance.

Thirty-nine Weeks Ended September 30, 2007 Compared to the Thirty-nine Weeks Ended October 1, 2006

(in thousands)	Thirty-nine weeks ended September 30, 2007	Thirty-nine weeks ended October 1, 2006	Favorable / (Unfavorable)
			$	%
Net sales	$1,614,201	$1,651,554	$(37,353)	(2.3)%
Cost of goods sold	1,434,531	1,475,813	41,282	2.8

Gross profit	179,670	175,741	3,929	2.2
Selling, general and administrative expenses	160,248	178,813	18,565	10.4
Impairment of goodwill	—	228,537	228,537	100.0
(Gain) loss on sale of property, plant and equipment	(11,649)	3,037	14,686	*

Operating income (loss)	31,071	(234,646)	265,717	*
Interest expense, net	65,134	56,570	(8,564)	(15.1)
Prepayment penalty	1,300	—	(1,300)	*
Loss on debt extinguishment	3,962	—	(3,962)	*
Foreign currency exchange gain, net	(3,521)	(4,367)	(846)	(19.4)
Other income, net	(170)	(90)	80	88.9

Loss before income taxes	(35,634)	(286,759)	251,125	87.6
Income tax (benefit) provision	(946)	55,170	56,116	*

Loss from continuing operations	(34,688)	(341,929)	307,241	89.9
Income from discontinued operations, net of income taxes	4,360	928	3,432	369.8

Net loss	$(30,328)	$(341,001)	$310,673	91.1%

*	Not meaningful

Net sales decreased $37.4 million, or 2.3%, for the thirty-nine weeks ended September 30, 2007 compared to the prior year period. The decrease in net sales reflected a 5.7% decrease in sales volume partially offset by a 3.4%

increase in average realized sales price as compared to the thirty-nine weeks ended October 1, 2006. Approximately $30.5 million of the decline is a result of lower sales volumes due to the sale of certain assets in our Asia-Pacific business segment in December 2006.

Excluding the impact from Asia-Pacific, the remaining decrease in sales of $6.9 million reflects a decrease in sales volume of 5.2% partially offset by an increase in average realized sales price of 4.8%. This decrease in sales volume is a reflection of our strategic initiatives across product categories. Lower volumes are also a result of our concerted effort to improve commercial arrangements. In addition, lower sales reflect the impact of competitive pressure. The increase in average realized sales price reflects both a shift in product mix and price increases implemented as a result of higher raw material costs.

For the thirty-nine weeks ended September 30, 2007, gross profit increased $3.9 million or 2.2% compared to the prior year period. As a percentage of net sales, gross profit was 11.1% in 2007 versus 10.6% in 2006. The increase in gross profit reflects an increase in average realized sales price, lower costs for freight and distribution reflecting the benefit of our new information systems, partially offset by the impact of higher raw material costs and increased obsolescence reserves resulting from our SKU rationalization efforts. Cost improvements realized from the implementation of our performance improvement program, reflecting greater manufacturing efficiencies, were only partially offset by the related professional fees.

Gross profit in 2006 included a charge of $9.8 million for a reserve for spare parts and inventory obsolescence due to a change in estimate related to the valuation of these assets. This decrease in gross profit was offset by $22.1 million of curtailment gains related to negotiated changes in postretirement benefits for certain active employees. Excluding these amounts, our gross profit percentage would have been 9.9% for the thirty-nine weeks ended October 1, 2006.

Selling, general and administrative expenses decreased $18.6 million for the thirty-nine weeks ended September 30, 2007 compared to the thirty-nine weeks ended October 1, 2006. The improvement reflects approximately $8 million of asset impairment and $7 million of severance costs in the prior year period, the latter related to a reduction-in-force and the departure of certain senior executives. Selling, general and administrative expense in 2007 also reflects an increase in performance-based compensation expense as well as an increase in professional fees related to our performance improvement program and our debt reduction initiatives, which were more than offset by reduced administrative costs attributable to cost savings initiatives implemented during 2007. As a percentage of net sales, selling, general and administrative expenses were 9.9% in 2007 versus 10.8% in 2006.

Gain on sale of property, plant and equipment for the thirty-nine weeks ended September 30, 2007 was $11.6 million compared to a loss on sale of property, plant and equipment of $3.0 million for the thirty-nine weeks ended October 1, 2006. The primary driver of the increase is the gain recognized on the sale of our uncoated white paper plate product line.

For the thirty-nine weeks ended September 30, 2007, interest expense, net increased $8.6 million compared to the prior year period. This increase is primarily attributable to higher outstanding borrowings under our Second Lien Facility (“Second Lien”) in addition to higher interest rates compared to the prior year period.

For the thirty-nine weeks ended September 30, 2007, prepayment penalties were $1.3 million and the loss on debt extinguishment was $4.0 million. The prepayment penalty was the result of our early extinguishment of the Second Lien. The loss on debt extinguishment represents the write off of unamortized deferred financing fees resulting from the extinguishment of the Second Lien.

The income tax benefit of $0.9 million for the thirty-nine weeks ended September 30, 2007 represents the partial reversal of our valuation allowance, related to deferred tax assets, resulting from the sale and leaseback of six properties during the period offset by income tax provision primarily related to our foreign jurisdictions. For our domestic operations, the tax benefit generated from the loss incurred during the period was largely offset by a corresponding increase in the valuation allowance; therefore, a minimal net domestic tax benefit was recognized. During the thirty-nine weeks ended October 1, 2006, the income tax provision of $55.2 million included a $105.0 million income tax charge to establish a valuation allowance for certain deferred tax assets partially offset by the tax benefit generated from domestic operations.

Liquidity and Capital Resources

The Company relies on cash flows from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. Net cash provided by operating activities during the thirty-nine weeks ended September 30, 2007 was $61.2 million compared to net cash used in operating activities of $58.7 million during the thirty-nine weeks ended October 1, 2006. The improvement was driven by a decrease in accounts receivable, partially driven by the receipt of vendor rebate payments, and lower inventory balances. The lower inventory reflects the impact of various initiatives designed to reduce inventory levels, including our new order management system.

Working capital decreased by $147.1 million to $314.7 million at September 30, 2007 from $461.8 million at December 31, 2006. During the thirty-nine weeks ended September 30, 2007, working capital was impacted by the reclassification of $162.7 million of long-term debt to current. This represents the net proceeds from the sale of our Hoffmaster division which will be used to reduce the term loan under our First Lien in October 2007. The working capital is also impacted by reclassification of assets ($34.3 million) and liabilities ($6.4 million) of our Hoffmaster division as current, due to the impending sale of the division, which would have otherwise been treated as non-current. Excluding the impact of these reclassifications, working capital decreased by $5.6 million.

Net cash provided by investing activities during the thirty-nine weeks ended September 30, 2007 was $115.0 million compared to net cash used in investing activities of $29.0 million during the thirty-nine weeks ended October 1, 2006. The increase was primarily driven by the proceeds from the sale-leaseback transaction of approximately $130.0 million, described below, the proceeds of $13.0 million from the sale of our uncoated white paper plate product line, and lower capital expenditures.

Capital expenditures during the thirty-nine weeks ended September 30, 2007 were $29.2 million compared to $45.4 million during the thirty-nine weeks ended October 1, 2006. The decrease in capital spending reflects prior year expenditures for our new order management system. The lower spending in 2007 also reflects a planned shift of capital expenditures to the fourth quarter. Capital expenditures were primarily funded by borrowings under our revolving credit facilities. For the remainder of 2007, the Company intends to rely on cash provided by operations and the revolving credit facilities for its capital expenditures.

In June 2007, we entered into a lease agreement in conjunction with the sale of six of our manufacturing facilities. We received proceeds of $130.0 million that were used to retire our Second Lien. Upon the sale of the six properties, we immediately leased them back pursuant to a 20-year term lease (the “Lease”). The Lease contains four five-year renewal term options. The Lease is non-cancelable. Annual rent for the six properties is approximately $11.7 million, payable on a quarterly basis, with a provision for a 2% annual rent escalation. The Company is responsible for, among other things, operating costs, maintenance, replacement and repair costs for the properties. The Lease provides that in the event of a change in control of the Company, Landlord consent is required if the successor tenant does not meet certain credit criteria. The Lease also contains standard default terms and conditions as well as certain cross-default provisions if the Company fails to cure a principal or interest payment default under its Credit Agreement dated February 27, 2004, as amended (the “First Lien”), or upon the acceleration of the First Lien or the indenture governing our 8.5% Senior Subordinated Notes.

Net cash used in financing activities during the thirty-nine weeks ended September 30, 2007 was $167.8 million compared to net cash provided by financing activities of $97.5 million during the thirty-nine weeks ended October 1, 2006. During the thirty-nine weeks ended September 30, 2007, the net cash used in financing activities was driven by the repayment of our $130.0 million Second Lien and $29.9 million of prepayments on our First Lien term loan.

Long-term debt

The following is a summary of our long-term debt at September 30, 2007 (in thousands):

September 30, 2007
Long-term debt:
8.5% Senior Subordinated Notes(1)	$325,000
First Lien Facility – Term Loan	602,250
First Lien Facility – Revolver	53,100
Canadian Credit Facility – Term Loan	3,694
Capital lease obligations	1,889

Total long-term debt	985,933
Less: Current maturities of long-term debt	1,772
Less: Debt allocated to discontinued operations	162,700

Long-term debt, net of current maturities – continuing operations	$821,461

The following is a summary of our committed revolving credit facilities at September 30, 2007 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (2)	Unused Capacity (3)
First Lien Facility:
Revolving facility	$150,000	$53,100	$28,967	$67,933
Canadian Credit Facility:
Revolving facility	12,551	—	—	12,551

	$162,551	$53,100	$28,967	$80,484

(1)	From time-to-time, and in accordance with any applicable securities laws, the Company’s principal shareholders or their affiliates may enter the market to purchase or sell Notes.
(2)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.
(3)

In addition to the unused capacity under our revolving facilities, the term loan under our Canadian credit facility had additional borrowing availability of CAD $7.4 million (approximately $7.4 million) as of September 30, 2007.

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

The terms of the First Lien, as amended, provide for scheduled quarterly principal payments through November 27, 2010, with a balloon payment of $606.125 million due on February 27, 2011. All mandatory quarterly payments have been made to date.

During the thirteen weeks ended September 30, 2007, the Company was required to make a mandatory prepayment to the term loan of $7.7 million based on disposition of assets. The Company also made $17.3 million of optional prepayments. The prepayments will be applied to the Company’s next four quarterly scheduled principal payments and the remaining schedule of principal payments, beginning November 2008, has been adjusted from $1.625 million per quarter to approximately $1.151 million per quarter.

We were in compliance with all financial covenants under the First Lien during the thirteen weeks ended September 30, 2007.

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

Liquidity Outlook

We have recorded net losses in each fiscal year since the fiscal year ended December 31, 2003. These losses, adjusted for non-cash operating costs such as depreciation and amortization, have not provided sufficient cash flow to offset our working capital needs. The First Lien and the indenture governing our 8.5% Senior Subordinated Notes, impose certain restrictions upon our operations in the form of financial covenants and other terms and conditions that could limit our access to additional funding and impair our ability to meet our obligations as they become due. While we have unutilized capacity under our credit facilities as of September 30, 2007, our ability to utilize this liquidity depends upon continuing compliance with financial covenants. In October 2007, the senior leverage ratio under the Company’s First Lien is no longer applicable as the Company had paid down Senior Debt, as that term is defined in our First Lien, in excess of $250 million during 2007.

In order to help ensure continuing compliance with the covenants and provide necessary liquidity to operate our business and implement our business strategies, our focus in 2007 is on improving operating results and cash flow. Our 2007 operating results show improvements, including positive cash flows from operations reflecting better working capital management.

We have also taken a number of steps to maximize our near-term liquidity to meet our expected working capital needs, fund our capital expenditure requirements and fulfill our lease and debt service obligations over the longer term. We repaid our $130.0 million Second Lien during June 2007 with the proceeds from the sale-leaseback transaction described above. We have paid down our First Lien term loan through sales of non-strategic assets; including the sale of our uncoated white paper plate business in September 2007 and the sale of our Hoffmaster division in October 2007. In November 2007, we closed on the sale of our Japanese subsidiaries and the net proceeds from that sale will be used to make further payments on the First Lien term loan. We also continue to evaluate other opportunities; however, we will consider non-core asset sales only at prices and upon terms that are consistent with our view of the value of such assets.

We have made and continue to make the operational improvements that we believe will provide needed long-term financial flexibility. Other necessary steps include achieving targeted revenue enhancement and cost savings under our performance improvement program. This program was launched in December 2006 and we have implemented several of its initiatives in 2007. Our 2007 operating results reflect improvements in manufacturing efficiencies and reduced general and administrative costs, partially offset by the related professional fees. However, for the remainder of 2007, we expect that raw material and diesel fuel costs will likely continue to be a source of uncertainty for our industry.

At September 30, 2007, the Company’s outstanding borrowings under our First Lien, the 8.5% Senior Subordinated Notes and foreign borrowings in the aggregate are approximately $985.9 million. Based on our current estimates, we expect to stay in compliance with all of our financial covenants. Accordingly, we have classified the outstanding balance of the First Lien on our consolidated balance sheet based on its stated maturity.

Management believes that cash generated by operations and amounts available under our credit facilities should be sufficient to meet our expected operating needs, planned capital expenditures, expenses related to previously announced plant closures, payments in conjunction with our lease commitments and debt service requirements for the remainder of 2007. We expect that our total 2007 capital expenditures will be in the range of $45-$50 million and contributions to our defined benefit plans will be approximately $11 million.

Net Operating Loss Carryforwards

As of September 30, 2007, we had approximately $242.5 million of U.S. federal tax net operating loss carryforwards that expire between 2021 and 2026. Approximately $78.2 million of such carryforwards are subject to the provisions of Internal Revenue Code Section 382. During 2006, we assessed the realizability of deferred tax assets, including our net operating loss carryforwards, and concluded that it was more likely than not that the Company would not fully realize the benefits of its existing deferred tax assets and increased our valuation allowance by $118.1 million. To date in 2007, we have further increased the valuation allowance by $12.9 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

The interest rate on the First Lien facility is either Eurodollar rate based (1, 2, 3 or 6 months) plus a margin or the bank’s base rate plus a margin, whichever the Company selects. For the revolving credit facility, the margin varies from 2.75% to 3.50% on the Eurodollar rate borrowing and from 1.75% to 2.50% on the base rate borrowings depending on the Company’s most recent Consolidated Leverage Ratio. For the term loan, the margin is 3.50% on the Eurodollar rate borrowing and 2.50% on the base rate borrowings. At September 30, 2007, the variable rate on term loan borrowings was 8.94% and the interest rate on borrowings under the revolving credit facility was 10.16%.

The Canadian revolving and term loan facilities bear interest at the Canadian prime rate plus 0.25% or the Canadian bankers’ acceptance rate plus 1.50%, at the Company’s option. As of September 30, 2007, borrowings under the revolving credit facility and the term loan carried effective interest rates of 6.44%.

As of September 30, 2007, we had an interest rate cap agreement with a notional amount of $20.0 million. Under this agreement, the Company receives variable interest rate payments when the 3-month LIBOR rises above 6.0%. The agreement is in effect through October 12, 2007.

In June 2007, the Company entered into three forward-starting receive-variable, pay-fixed interest rate swaps with a total notional amount of $150.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 5.3765%. The swap agreements are effective from August 28, 2007 through February 28, 2011.

In September 2007, the Company entered into a forward-starting receive-variable, pay-fixed interest rate swap with a notional amount of $50.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 4.6475%. The swap agreement is effective from October 2, 2007 through April 2, 2009.

As of September 30, 2007, the outstanding indebtedness under the First Lien facility was $818.1 million and $67.9 million was available under the First Lien facility. As of September 30, 2007, the outstanding indebtedness under the Canadian credit facility was CAD $3.7 million (approximately $3.7 million), CAD $12.5 million (approximately $12.5 million) was available under the revolving credit facility and the term loan under the Canadian credit facility had additional borrowing availability of CAD $7.4 million (approximately $7.4 million).

Based upon the information above, the Company’s annual pre-tax loss would decrease by approximately $5.1 million for each one-percentage point decrease in the interest rates applicable to the variable rate debt. Additionally, the Company’s annual pre-tax loss would increase by approximately $5.0 million for a one-percentage point increase in the interest rates applicable to the variable rate debt, which includes the effect of the interest rate swaps and cap agreements. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

On October 16, 2006, after conducting a review that revealed a material weakness in our internal control over financial reporting, we restated certain of our previously issued consolidated financial statements by filing Form 10-K/A for the fiscal year ended January 1, 2006 and Form 10-Q/A for the thirteen weeks ended April 2, 2006. In our Form 10-Q for the thirteen weeks ended July 2, 2006, also filed on October 16, 2006, certain of our previously issued consolidated financial statements for the thirteen and twenty-six weeks ended July 3, 2005 were restated. Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, as a result of the material weakness described below, our disclosure controls and procedures were not effective.

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

In assessing the effectiveness of our disclosure controls and procedures as of September 30, 2007, management has identified a material weakness in the Company’s internal control over financial reporting. This material weakness had been previously reported in Item 9A of Part II of the Company’s 2006 Annual Report on Form 10-K. During the thirteen weeks ended September 30, 2007, management continued efforts to improve our internal control over financial reporting, in particular to remediate the material weaknesses reported as of December 31, 2006. Our management believes that these efforts are reasonably likely to constitute a material improvement in the design and effectiveness of our internal control over financial reporting and to remediate the material weaknesses.

Controls over the Spare Parts Inventory Accuracy and Valuation. During 2007, we have published policies and procedures designed to ensure that the accounting records for spare parts inventories were accurately maintained and the accounting for the reserve for obsolete spare parts inventory was consistent among all operating units. However, management believes that this material weakness continues related to our failure to complete the implementation of the policies and procedures. Management has identified opportunities to improve controls in this area, including standardizing the timing, format and process for conducting cycle counts over the spare parts inventory, and ensuring the accuracy of the data and system reports that support the reserve calculation. Management continues to expect to fully implement the policies and procedures throughout the rest of the year.

In light of the material weakness in our internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with GAAP. We implemented certain changes in internal control over financial reporting and will continue to implement remediation efforts, as described above. Accordingly, we believe that the consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Disclosure Controls and Procedures

Control Environment. As of July 1, 2007, we did not maintain an effective control environment. The control environment is the atmosphere in which a company’s internal control procedures operate. Management had substantially completed the documentation, review and publication of our accounting policies as of July 1, 2007. During the third quarter of 2007, as a final step in remediation, we substantially completed the process of providing the required training on the application of the new policies on a Company-wide basis.

As a result of these changes in internal control over financial reporting, management believes that the material weakness in internal control over the control environment no longer exists as of September 30, 2007.

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

SOLO CUP COMPANY

Date: November 14, 2007	By:	/s/ Robert D. Koney, Jr.
Robert D. Koney, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF SOLO CUP COMPANY

FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 30, 2007

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