Form 10-K
period 2007-12-30
Solo Cup CO
filed 2008-03-11
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐

Non-accelerated filer  ☒ (Do not check if a smaller reporting company)     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 11, 2008, 100 shares of Common Stock, $0.01 par value, were outstanding. There is no trading market for the common stock of the registrant. No shares of the registrant were held by non-affiliates.

Part I

Item 1.	Business.

Solo Cup Company (“Solo Delaware” or the “Company”) was incorporated in Delaware in January 2004 to be the holding company for Solo Cup Company, an Illinois corporation (“Solo Illinois”) and its subsidiaries, and for SF Holdings Group, Inc., a Delaware corporation, and its subsidiaries (“SF Holdings”) which included Sweetheart Cup Company Inc. (“Sweetheart”). Effective February 22, 2004, Solo Illinois became a wholly owned subsidiary of Solo Delaware. On February 27, 2004, with an effective date of February 22, 2004, the Company acquired 100% of the outstanding capital stock of SF Holdings. Prior to these transactions, the Company had no operations other than in connection with its formation and the authorization of these transactions.

In September 2005, Sweetheart changed its name to Solo Cup Operating Corporation (“SCOC”). In October 2005, Solo Illinois merged with and into SCOC, and SCOC was the surviving entity. Solo Delaware is a holding company, the material assets of which are 100% of the capital stock of SF Holdings. SF Holdings owns 100% of the capital stock of SCOC.

Solo Delaware is a wholly owned subsidiary of Solo Cup Investment Corporation, a Delaware corporation (“SCIC”). SCC Holding Company LLC, a Delaware limited liability company (“SCC Holding”) and Vestar Capital Partners IV, L.P., together with certain of its affiliates (collectively, “Vestar”), own 67.2% and 32.7% of SCIC, respectively. Company management holds the remaining 0.1% of SCIC.

Solo Illinois was established in 1936. SCOC’s operating history dates from the founding of a predecessor company in 1911.

In June 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from the year ended December 31 to the 52- or 53-week period ending on the last Sunday in December except that fiscal year 2005 ended on January 1, 2006. The fiscal quarters for 2007 were the thirteen weeks ending April 1, July 1, September 30 and December 30, 2007.

On October 16, 2006, we filed certain amended and restated consolidated financial statements as a result of the findings of an accounting review conducted during the second and third fiscal quarters of 2006. The accounting review was initiated by new management appointed by the Board of Directors and is more fully described in Item 9A(T) of this Form 10-K.

In June 2007, we entered into a lease agreement in conjunction with the sale of six of our manufacturing facilities. We received proceeds of $130.0 million that were used to retire our second lien credit facility. Upon the sale of the six properties, we immediately leased them back pursuant to a 20-year term lease. The lease contains four five-year renewal term options.

On October 15, 2007, we completed the sale of our Hoffmaster business which sold primarily napkins, tablecovers and placemats to the restaurant and lodging industries, and premium disposable tableware for special occasions through party stores and super markets. The buyer acquired substantially all of the assets and liabilities of the business for a purchase price of $170 million, subject to post closing working capital adjustments.

On November 12, 2007, we completed the sale of 100% of the capital stock of our Japanese subsidiaries, Yugen Kaisha Solo Cup Asia-Pacific and Solo Cup Japan Co., Ltd. These subsidiaries primarily manufactured drinking straws. Under the terms of the agreement, the buyer acquired all property, plant and equipment, including manufacturing facilities in Fuji and Kumamoto, Japan and a corporate office in Tokyo for a purchase price of $42 million. In December 2006, we sold our Japanese dairy assets and related liabilities; therefore, we no longer have operations in Japan as of December 30, 2007.

The financial results for the Hoffmaster division and Japanese businesses are included as discontinued operations in our consolidated financial statements for current and prior periods.

Overview of Business

We are a leading producer and marketer of single-use products used to serve food and beverages. We distribute our products globally and have served our industry for over 70 years. We manufacture one of the broadest product lines of cups, lids, food containers, plates, bowls, portion cups, stirrers, straws, cutlery and other disposable packaging containers in the industry, with products available in plastic, paper and foam. We are recognized for our customer service and our products are known for their quality, reliability and consistency. Our products are marketed primarily under the Solo® and Sweetheart® brands, as well as Jack Frost® and Trophy®. We are one of the leading suppliers of branded disposable cups, plates and bowls in the United States. We also provide a line of products to select customers under private label brands. We currently operate 19 manufacturing facilities and 16 distribution centers, some of which are combined in one location with the manufacturing facility, in North America, the United Kingdom and Panama. For the 2007 fiscal year, we generated approximately $2.1 billion of net sales from continuing operations.

Financial information about our business segments, which are combined geographically, is disclosed in Note 18 to the Company’s consolidated financial statements in Item 8 of this Form 10-K.

Products

We produce a broad range of plastic, paper and foam single use products used to serve food and beverages. Our plastic products include a wide range of cups, lids, food containers, plates, bowls, cutlery, portion cups, straws and stirrers as well as food packaging containers. Our paper products include cups, plates, bowls, portion cups, food containers and napkins. Our foam products include cups, plates, and bowls. Our plastic, paper and foam products are offered in a variety of sizes, designs, colors and at a range of price points.

Customers

We serve two primary customer groups, foodservice and consumer. Sales to foodservice customers accounted for approximately 82% of our 2007 net sales from continuing operations. Our foodservice customers include: (1) broadline distributors, such as Sysco Corporation, U.S. Foodservice, Inc. and Gordon Food Service, (2) specialty distributors such as Bunzl Corporation, Network Services Company and UniPro Foodservice, Inc., and (3) national accounts, such as Starbucks Corporation, McDonald’s Corporation (through its packaging and supply chain partner, Havi International Inc. (f/k/a Perseco)), and YUM! Brands, Inc. (the parent company for Kentucky Fried Chicken, Pizza Hut, Taco Bell, Long John Silver’s and A&W). We believe we have strong relationships with leading foodservice customers due to our broad product offering, longstanding presence in the industry and emphasis on innovation and customer service.

Sales to our consumer customers accounted for approximately 18% of our 2007 net sales from continuing operations. Our consumer customers include: (1) grocery stores, such as Publix Supermarkets Inc., The Kroger Company and Albertson’s, Inc., (2) mass merchandisers, such as Wal-Mart Stores, Inc. and Target Corporation, (3) warehouse clubs, such as Costco Wholesale Corporation and BJ’s Wholesale Club, and (4) other retail outlets, such as drug stores, party stores and dollar stores. We are one of the leading suppliers of branded disposable cups, plastic plates and bowls to consumer customers in the United States, which we sell under the Solo® and Jack Frost® brand names.

Sales and Marketing

We sell our products to foodservice customers through our regionally-organized, in-house direct sales force, national account direct sales force and, to a lesser extent, select broker networks. Foodservice distributors sell the products they purchase from us to operators such as restaurants, hospitals, schools and other organizations that have foodservice operations. As a result of this selling structure, stocking decisions made by our distributors are based on demand from foodservice operators. Our sales force calls on local branches of distributors and local or regional operators. Through our national account sales force, we sell our products to quick service restaurants, convenience stores and to other national account segments. Our national account sales force works closely with these customers to develop unique product offerings and promotional programs.

We sell our products to consumer customers primarily through regional broker networks. In the case of some of our larger customers, such as Wal-Mart and Costco, we use our in-house direct sales force. Our sales and marketing strategy for consumer customers is designed around supporting our strong brand names, such as Solo® and Jack Frost®, as well as offering private label products. We support our brands with integrated marketing programs that consist of in-store and out-of-store brand enhancement activities.

Seasonality

Historically, we have experienced fluctuations in sales by season as more of our products are sold in the warmer months with the majority of our net cash flows from operations realized during the last nine months of the year. Typically during the first quarter we build inventory to meet demand in the warmer months. Sales for such periods reflect the high seasonal demands of the summer months when outdoor and away-from-home consumption increases.

Raw Materials

The principal raw materials for our plastic products are resins, including polystyrene, polypropylene and amorphous polyethylene terephthalate (“APET”). We purchase resins from large petrochemical and resin producers such as Dow, Total, Eastman and Ineos. Resin prices are influenced by oil, natural gas, benzene and other input prices, increases or decreases in supply capacity and changes in demand. Benzene prices, which are a major contributor to the cost of polystyrene, have remained elevated and volatile due to demand fluctuations for gasoline additives.

The principal raw material used in our paper operations is solid bleached sulfate paperboard. We purchase raw materials from integrated paper manufacturers such as International Paper, MeadWestvaco, Potlatch, Blue Ridge and Georgia Pacific. Paper prices are driven by global supply and demand as well as input costs for energy, fiber, chemicals, polyethylene and transportation.

We believe we have good relationships with our major raw material suppliers. Our overall supply of raw materials was adequate in 2007 and we believe they will remain adequate for 2008.

Our raw material costs make up a significant portion of our cost of goods sold. Although we generally enter into one to three year term supply contracts with our raw material suppliers, we continue to have exposure to changes in raw material prices. Historically, we have not hedged our exposure to fluctuations in raw material prices.

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

The primary processes employed in manufacturing our products are as follows:

•

Plastic Cups, Lids, Plates, Bowls, Foam Cups and Plates. Plastic extrusion is used to convert plastic resin from pellets to a flat extruded sheet. We then use a thermoforming process to convert the extruded sheet into the final product and graphics are added based on customer specifications. The product is packaged in various quantities depending on customer requirements. We have the capability to use a large variety of resins, including polystyrene, polypropylene and APET.

•

Paper Cups, Plates, and Food Containers. The paperboard is embossed or printed with graphics according to customer requirements and fed through machines that form and/or fold the material into the final product.

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

Distribution

Our North American self-managed distribution centers are located in proximity to major population centers, generally consolidating the output of our manufacturing operations. This design allows us to deliver over 85% of our product by the following business day. As a result of this strategy, we are able to offer a broad range of products from our distribution centers. This provides value to our customers as they can carry less inventory and we can react to their demand more rapidly.

Our foreign subsidiaries operate out of owned or leased warehouses and manage the related distribution and transportation networks.

Competition

The disposable food packaging industry is extremely competitive and highly fragmented. We compete for foodservice customers based on quality, value, customer service, breadth of product offering and collaborative product development with our customers. We compete for retail customers based on brand reputation, quality, product differentiation, innovation, marketing programs and value. Our competitors include large multinational companies as well as regional manufacturers. Some of our competitors compete across many of our product lines, while others compete with only some of our products. A few of our competitors are integrated in the manufacturing of disposable foodservice products and related raw materials which reduces their costs for these materials and gives them greater access to these materials in periods of short supply. Our products also compete with metal, glass and other packaging materials, as well as plastic packaging materials made through different manufacturing processes. We also face competition from foreign competitors who are entering regional U.S. markets in certain product categories and are aggressively trying to differentiate their product offerings based on price.

Intellectual Property

We rely on a combination of trade secrets, confidentiality agreements, patent, trademark, copyright, licenses, unfair competition and other intellectual property laws to protect our intellectual property and other proprietary rights. The Company owns a number of patents and trademarks, which vary in duration, depending upon when the application was filed or granted. We believe that, in the aggregate, the rights under our patents and trademarks are generally important to our business; however, no single one of them is material to our business. Litigation may be necessary to enforce our intellectual property rights, or to defend against claims by third parties alleging that our products infringe their intellectual property rights, and could result in substantial costs and diversion of our resources. Even if our proprietary rights are held enforceable, others may be able to design around our patents or independently develop products and processes equivalent to our proprietary and confidential information.

Research and Development

Our research and development strategy has three goals: (1) to create innovative, value-added products and packaging that target both new and existing customers, (2) to differentiate our products in the marketplace and (3) to explore the use of alternative substrates to create new products and market opportunities and enhance our overall market position. We continue to develop, test and sample new and recycled raw materials for use in paper and plastic products including those derived from renewable resources.

International

Our continuing international operations consist of operating subsidiaries in the United Kingdom, Canada, Panama and Mexico as well as international export sales originating in the U.S. and our international subsidiaries. Approximately 16% of our net sales from continuing operations are generated outside the United States. International operations are subject to certain additional risks inherent in conducting business outside the United States, such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, and other restrictive governmental action, as well as volatile economic, social and political conditions in certain countries.

Employees

As of December 30, 2007, we had approximately 8,700 employees worldwide, including approximately 7,500 in the United States (including U.S. territories) and 1,200 in other countries; approximately 7,100, or 81%, of total employees worldwide were hourly workers. As of December 30, 2007, approximately 800, or 11%, of our hourly employees were covered by collective bargaining agreements. We currently have collective bargaining agreements in effect at our facilities in Augusta, Georgia; Springfield, Missouri; Scarborough, Ontario, Canada; Cuautitlan, Mexico; and Juan Dìaz, Panama. These agreements cover all hourly-paid production, maintenance and distribution employees at each facility and contain standard provisions relating to, among other things, management rights, grievance procedures, strikes and lockouts, seniority and union rights. The current expiration dates of the Augusta, Springfield, Ontario, Cuautitlan and Juan Dìaz agreements are October 30, 2008, February 28, 2011, November 30, 2008, January 1, 2009 and June 30, 2009, respectively. Other than the agreements described above, no employees are currently covered by collective bargaining agreements. We believe that we have good relationships with our employees.

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

We are presently, and may in the future be, subject to liability for the investigation and remediation of environmental contamination, including contamination caused by other parties. This includes properties that we own or operate or that we formerly owned or operated and other properties where we or our predecessors have arranged for the disposal of hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Any present or future investigations and remedial efforts relating to environmental matters could entail material costs or otherwise result in material liabilities. Any amount of future clean up costs and other environmental liabilities could also be material. We believe that there are not currently any material pending environmental investigations at our plants or sites or at third party sites for which we are liable. However, no assurance can be given that we will not be involved in any such proceedings in the future or that any amount of future clean up costs and other environmental liabilities will not be material to our business, financial condition, results of operations or cash flows.

We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist at our facilities or at third party sites for which we are liable. Enactment of stricter laws or regulations, a stricter interpretation of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at our own or third party sites may require us to incur additional expenditures, some of which could be material.

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

RISK FACTORS

Our level of indebtedness could limit cash flow available for our operations.

As of December 30, 2007, we had total debt of $759.0 million; of which $325.0 million consisted of our 8.5% Senior Subordinated Notes, $432.1 million of borrowings under our domestic and Canadian credit facilities, along with $1.9 million in capital lease obligations.

Our debt could have important consequences on our business, including the following:

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

In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, debt service on our variable-rate debt will rise, which would adversely affect our cash flow. We employ hedging strategies so that a portion of our total debt is carried at a fixed rate of interest through a specified time period. However, the remaining portion of the credit facilities is not hedged and, therefore, is subject to changes in interest rates.

We also may incur additional debt in the future. Although the indenture governing the notes and the terms of our credit facilities contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and debt incurred in compliance with these restrictions could be significant. In addition, we may refinance all or a portion of our debt, including borrowings under our credit facilities, and incur more debt as a result. As of December 30, 2007, our credit facilities (domestic and Canadian) permitted additional borrowing of up to $102.5 million (after giving effect to outstanding letters of credit). If we incur new debt, the risks described above would intensify.

Our ability to meet our cash requirements and service our debt depends on many factors, some of which are outside our control.

Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions. Our operating performance is also dependent on our ability to continue to realize cost savings and synergies and drive profitable growth. If these initiatives are not met within the time frame we expect, our cash flow could be impacted, which could cause us to fail to meet certain financial covenants contained in our credit agreements. A default under our credit agreements could restrict or terminate our access to our borrowing capacity under our credit agreements and materially impair our ability to meet our obligations as they come due. If we do not meet our financial covenants and we do not obtain a waiver or amendment, our lenders may accelerate payment of all amounts outstanding which would immediately become due and payable, together with accrued interest. Such an acceleration would cause a default under the notes governing our indenture and other agreements that provide us with access to funding. Any one or more defaults, or the failure to generate sufficient cash from operations, may require us to seek additional capital or modifications to our credit agreements which may not be available. Additionally, our suppliers may require us to pay cash in advance or obtain letters of credit as a condition to selling us their products and services. Any of these risks and uncertainties could have a material adverse effect on our financial position, results of operations or cash flow.

Our corporate credit ratings may impact the credit terms offered to us by our suppliers and the interest rates offered to us if we require any additional capital or financing.

Although we believe existing cash, funds generated by operations and amounts available under our credit facilities collectively provide adequate resources to fund our ongoing operating requirements, we may be required to seek additional financing to compete effectively in our market. Corporate ratings and any downgrades to such ratings may increase interest rates offered to us for additional financing and impact the credit terms that we are offered from our suppliers. We have experienced downgrades in the past and may experience further downgrades. Our corporate ratings as of March 10, 2008 were B- for Fitch, B3 for Moody’s and CCC+ for Standard & Poor’s.

We could be adversely affected by raw material availability and pricing.

Our principal raw materials include plastic resins and paperboard. Periods of short supply for these raw materials may occur. In addition, prices for our raw materials fluctuate. When raw material prices decrease, we face increased pressure from our customers to reduce our selling prices for products containing such raw material. When raw material prices increase, our selling prices have historically also increased, although often with a time lag. The impact of raw material price changes is affected by a number of factors, including the level of inventories at the time of price changes, the specific timing and frequency of price changes and the lead and lag time that generally accompanies the implementation of both raw material price changes and subsequent selling price changes. If raw material prices increase and we are unable to pass the price increases on to our customers or there is a significant time lag in any price increases we are able to implement, our profitability may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations. In the event raw material prices increase over a period of several months, profit margins may be reduced. We have not historically employed hedging strategies to limit our exposure to fluctuations in raw material prices on any meaningful level. To the extent that our supply of raw materials becomes restricted and we cannot locate or substitute adequate alternative sources, our profitability also may be adversely affected. We cannot predict whether our customer preferences for the materials used in our products will change over time and what raw materials will be used in the future.

Our ability to successfully operate is dependent on the availability of energy and fuel at anticipated prices.

Sustained increases in global energy prices, particularly for crude oil and electricity, at prices greater than we have anticipated could have a material adverse impact on our operations if we are unable to pass through such increases to our customers in a timely manner. Increases in crude oil particularly impact our transportation and production costs and the price we pay for certain raw materials. Global energy prices are determined by many factors, which are beyond our control and are unpredictable. Consequently, we cannot predict whether global energy prices will remain at their current levels, and we cannot predict the impact that these prices will have on our future revenues or profitability.

We are subject to extensive environmental and governmental regulations and noncompliance with existing or future legislation could adversely affect our financial condition and results of operations.

Our operations are subject to comprehensive and frequently changing federal, state, foreign and local environmental and occupational health and safety laws and regulations. These laws and regulations include the Federal Food, Drug and Cosmetic Act that regulates materials that have direct contact with food, laws governing the use of certain raw materials in our products, emissions of air pollutants, discharges of waste and storm water, the management of hazardous substances and the disposal of hazardous waste. We are presently, and may in the future be, subject to liability for the investigation and remediation of environmental contamination, including contamination caused by other parties, at properties that we own or operate or that we formerly owned or operated and at other properties where we or our predecessors have arranged for the disposal of hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Any present or future investigations and remedial efforts relating to environmental matters could entail material costs or otherwise result in material liabilities. Any amount of future clean up costs and other environmental liabilities could also be material. We need to conduct our operations in compliance with the environmental permits granted by federal, state, foreign and local authorities. There are various risks associated with noncompliance with these permits, including cessation of our operations at the noncompliant facilities and significant fines and penalties.

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

The disposable foodservice industry is subject to existing and potential federal, state, local and foreign legislation and regulations affecting the types of raw materials we may use in our products. This legislation is designed to reduce solid waste and litter by requiring, among other things, that certain disposable foodservice products contain raw materials that are recyclable, biodegradable or compostable. The legislation promulgated to date has not had a material adverse effect on our operations. However, if we are unable to substitute raw materials that meet future environmental legislation or regulatory efforts, our sales may decline in those localities where such laws and regulations have been adopted and could result in a material adverse effect on our financial condition, results of operations or cash flows.

We operate in a highly competitive environment and may not be able to compete successfully.

The disposable foodservice industry is extremely competitive and highly fragmented. We compete for foodservice customers based on quality, value, customer service, breadth of product offering and collaborative product development with our customers. We compete for retail customers based on brand reputation, quality, product differentiation, innovation, marketing programs and value. A few of our competitors are integrated in the manufacturing of disposable foodservice products and related raw materials which reduces their costs for these materials and gives them greater access to these materials in periods of short supply. Our current or potential competitors may offer products at a lower price or products and service that are superior to ours. In addition, our competitors may be more effective and efficient in integrating new technologies or emerging raw materials to meet changing consumer demands. Our products also compete with metal, glass and other packaging materials. If we are unable to timely react to changing consumer demands and competitive conditions, we may experience price reductions, reduced gross margins, decreased sales and reduced ability to attract and retain customers.

In previous reporting periods, we determined that certain material weaknesses existed in our internal control over financial reporting, including our disclosure controls and procedures, which, if not remedied effectively, could have an adverse effect on our business and result in further material misstatements in our consolidated financial statements in future periods.

Our failure to maintain adequate control over financial reporting processes and procedures resulted in adjustments to our previously issued consolidated financial statements related to accounting for and reporting of the timely recognition of certain credits to customers, accounts payable and accrued expenses and the valuation of certain assets. A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We took substantial steps to remediate the previously reported material weaknesses. We continue to evaluate our disclosure controls and procedures and our internal control over financial reporting, and may modify, enhance or supplement them in the future. Any modifications, enhancements or supplements to our control systems could be costly to prepare or implement, divert the attention of our management from operating our business, and cause our operating expenses to increase. If we fail to maintain adequate internal controls, our business and operating results could be harmed, additional significant deficiencies could be identified and could result in further restatements of our financial statements or delays in our periodic reporting obligations. The occurrence of any of the foregoing could harm our business, operating results and reputation and cause our investors and lenders to lose confidence in our reported information.

Our international operations expose us to risks related to conducting business in multiple jurisdictions outside the United States.

The Company’s international operations consist of operating subsidiaries in four countries as well as international export sales originating both in the United States and our international subsidiaries. The international scope of our operations may lead to volatile financial results and difficulties in managing our business. The Company generated approximately 16% of its net sales from continuing operations outside the United States for the year ended December 30, 2007. International sales and operations are subject to a number of risks, including the following:

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

We believe that our future success will depend, in part, on our ability to continue making innovations to our existing products and to develop, manufacture and market new products. This will depend, in part, on the success of our research and development and engineering efforts, our ability to expand or modify our manufacturing capacity, utilize legislatively mandated raw materials and the extent to which we convince customers and consumers to accept our new products. If we fail to successfully innovate, introduce, market, manufacture and differentiate our products from those of our competitors, our ability to maintain or expand our net sales and to maintain or enhance our industry position could be adversely affected. This, in turn, could materially adversely affect our financial position, results of operations or cash flows.

The loss of the services of our key management and personnel could adversely affect our business.

We believe that our ability to successfully implement our business strategy and to operate profitably depends on our ability to retain and attract experienced and knowledgeable management and other professional staff. Our results of operations depend to a large extent on the efforts, technical expertise and continued employment of key personnel and members of our management team. If we are unable to attract and retain experienced and knowledgeable personnel or a significant number of our existing management team or key personnel become unable or unwilling to continue in their present positions, without adequate replacements, our financial condition or results of operations could be materially adversely affected.

In the event of a catastrophic loss of one of our key manufacturing facilities, our business would be adversely affected.

While we manufacture our products in a large number of diversified facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, natural disaster or otherwise, whether short or long-term, could have a material adverse effect on our business, financial condition or results of operations.

We are controlled by the stockholders of Solo Cup Investment Corporation (“SCIC”), the interests of which may conflict with the interests of our note holders.

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

We have a number of large customers that account for a significant portion of our net sales. For the 2007 fiscal year, our five largest customers represented approximately 26% of net sales, with no one customer accounting for more than 9% of net sales. The loss of one or more of our large customers could have a material adverse effect on our business, financial condition or results of operations. In line with industry practice, we generally do not enter into long-term sales agreements with customers.

Prolonged work stoppages at plants with union employees could adversely affect our results and jeopardize our business and financial position.

As of December 30, 2007, approximately 11% of our hourly employees were covered by one or more collective bargaining agreements. This percentage may increase in the future. These collective bargaining agreements have staggered expirations over the next three years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, upon the expiration of existing collective bargaining agreements, new agreements may not be reached without union action and any new agreements may not be on terms satisfactory to us.

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

We rely on a combination of contractual provisions, confidentiality procedures and agreements, and patent, trademark, copyright, unfair competition, trade secrecy and other intellectual property laws to protect our intellectual property and other proprietary rights. Such measures may not provide adequate protection and may not prevent our competitors from gaining access to our intellectual property and proprietary information or independently developing technologies that are substantially equivalent or superior to our technology, which could harm our competitive position and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, no assurance can be given that any pending patent application or trademark application held by us will result in an issued patent or registered trademark, or that any issued or registered patents or trademarks will not be challenged, invalidated, circumvented or rendered unenforceable.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our executive offices are located in Highland Park, Illinois. We own, lease and operate manufacturing and distribution facilities throughout North America, Panama and the United Kingdom. The table below provides summary information regarding our material manufacturing, distribution, office and warehouse properties. We believe these properties, which are being used for their intended purposes, are adequate and well maintained. Substantially all of our properties are pledged as collateral under our first lien credit facility. See Item 7 of this Form 10-K. In June 2007, we completed the sale and subsequent leaseback of six manufacturing facilities in Chicago and Urbana, Illinois; Augusta and Conyers, Georgia; Dallas, Texas and Federalsburg, Maryland. In October 2007, we announced the closure of our facility located in Wheeling, Illinois to be completed during the first quarter of 2008 and Leominster, Massachusetts, which was completed in December 2007. In October 2007 we also transferred the lease for our manufacturing facility in El Cajon, California to the purchaser of our uncoated white paper plate product line. In February 2008, we decided to close our facility located in North Las Vegas, Nevada to be completed during the second quarter of 2008. Below is a list of our material manufacturing and distribution facilities as of December 30, 2007.

Facilities
Location		Function	Owned/ Leased	Size (Approximate Square Footage)
California	Rialto	Distribution Center	Leased	870,000
Georgia	Augusta	Manufacture	Leased	369,000
	Conyers	Manufacture	Leased	365,890
	Social Circle	Distribution Center	Leased	1,300,716
Idaho	Twin Falls	Manufacture	Owned	130,000
Illinois	Chicago	Manufacture	Leased	869,000
	Highland Park	Executive Office/Manufacture	Owned	317,000
	University Park	Distribution Center	Leased	1,846,025
	Urbana	Manufacture	Leased	313,000
Maryland	Aberdeen	Distribution Center	Leased	205,030
	Federalsburg	Manufacture	Leased	450,000
	Hampstead	Distribution Center	Leased	1,034,000
	Havre de Grace	Distribution Center	Owned	502,000
	Owings Mills (2 facilities)	Manufacture/Distribution Center	Owned	1,753,000
Massachusetts	North Andover	Manufacture	Leased	249,000
Missouri	Springfield	Manufacture	Owned	942,000
Nevada	North Las Vegas	Manufacture	Leased	195,000
New Mexico	Belen	Manufacture	Owned	175,000
Oklahoma	Ada	Manufacture	Owned	267,000
Texas	Dallas	Manufacture/Distribution Center	Leased	1,304,000
	Dallas	Distribution Center	Leased	455,000
Washington	Sumner	Distribution Center	Leased	401,076
Non-US	Mississagua, Ontario, Canada	Distribution Center/Office	Leased	262,000
	Toronto, Ontario Canada	Manufacture/Distribution Center	Owned	400,000
	Cuautitlan, Mexico (4 facilities)	Manufacture/Distribution Center	1 Owned/ 3 Leased	105,500
	Panama (3 facilities)	Manufacture/Distribution Center	1 Owned/ 2 Leased	182,500
	United Kingdom (4 facilities)	Manufacture/Distribution Center	Leased (1)	287,000

(1)	At one of these facilities we own a building on leased land.

We also utilize a small number of third party warehouses on a pay for use basis.

Item 3.	Legal Proceedings.

We are involved in various claims and legal actions arising from time to time in the ordinary course of business. While we cannot predict the outcome of these claims and actions with certainty, management believes that we are not party to any pending legal proceedings, the ultimate disposition of which would have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for our common stock. Solo Cup Investment Corporation (“SCIC”), the Company’s parent, is the owner of record of all of our common stock. We do not have any equity compensation plans under which our securities may be issued.

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

(In millions)	Year Ended December 30, 2007	Year Ended December 31, 2006	Year Ended January 1, 2006	Year Ended December 31, 2004 (1)	Year Ended December 31, 2003 (2)
Statement of Operations Data:
Net sales	$2,106.3	$2,123.0	$2,073.5	$1,797.6	$781.3
Cost of goods sold	1,859.7	1,921.3	1,835.5	1,565.7	695.0

Gross profit	246.6	201.7	238.0	231.9	86.3
Selling, general and administrative expenses	203.7	216.4	219.7	196.2	87.9
Impairment of goodwill	—	228.5	—	—	—
Contract dispute resolution	—	—	—	25.4	—
(Gain) loss on sale of property, plant and equipment	(9.1)	4.5	(6.4)	(7.7)	(1.6)

Operating income (loss)	52.0	(247.7)	24.7	18.0	—
Interest expense, net	79.4	75.0	60.8	47.5	13.0
Prepayment penalties	1.3	—	—	30.7	—
Loss on debt extinguishment	4.0	—	—	0.9	—
Foreign currency exchange (gain) loss, net	(4.1)	(6.9)	4.1	(3.3)	(2.8)
Other (income) expense, net	(0.2)	0.1	(0.1)	0.5	0.1

Loss from continuing operations before income taxes and minority interest	(28.4)	(315.9)	(40.1)	(58.3)	(10.3)
Income tax (benefit) provision (3)	(19.5)	56.3	(14.9)	2.4	2.3
Minority interest	—	—	—	0.1	—

Loss from continuing operations	(8.9)	(372.2)	(25.2)	(60.8)	(12.6)
(Loss) income from discontinued operations, net of income tax provision	(0.1)	(2.8)	5.6	8.5	2.6
Gain on sale of discontinued operations, net of income tax provision	77.2	—	—	—	—

Net income (loss)	$68.2	$(375.0)	$(19.6)	$(52.3)	$(10.0)

Balance Sheet Data (4):
Cash and cash equivalents	$33.6	$26.4	$12.1	$15.9	$3.3
Total assets	1,182.5	1,540.0	1,841.1	1,885.5	619.0
Total debt, including current maturities	759.0	1,150.1	1,043.3	1,018.1	253.0
Total shareholder’s equity	86.1	9.6	383.4	410.6	236.6
Other Financial Data (4):
Net cash provided by (used in) operating activities	$95.6	$(51.5)	$2.0	$(23.2)	$29.6
Net cash provided by (used in) investing activities	305.6	(33.8)	(30.2)	(907.1)	(44.7)
Net cash (used in) provided by financing activities	(394.9)	99.8	24.5	944.7	3.6
Capital expenditures (5)	49.0	60.5	52.4	42.2	34.7
Depreciation and amortization	95.3	101.2	104.5	94.2	41.7
Cash dividends declared (6)	—	—	—	13.8	9.2

(1)	Amounts for the fiscal year ended December 31, 2004 include the results of SF Holdings from February 22, 2004 to January 2, 2005.
(2)

The financial information as of and for the year ended December 31, 2003 represents the financial position and results of operations of Solo Illinois, which are the same operations as those of the Company under a different capital structure and exclude the results of SF Holdings, which was acquired in 2004.

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

(4)

Balance sheet data and other financial data include the financial results of the Company’s continuing and discontinued operations. See Note 4 of the Company’s financial statements included in Item 8 of this Form 10-K.

(5)

For the years ended January 1, 2006 and December 31, 2006, the Company incorrectly included non-cash activities related to payments for fixed asset purchases in its Consolidated Statements of Cash Flows. Assets acquired, but unpaid and accrued, were $0.7 million as of January 1, 2006 and $5.4 million as of December 31, 2006. In correcting this immaterial error, capital expenditures were reduced by $0.7 million for the year ended January 1, 2006 and $4.7 million for the year ended December 31, 2006.

(6)	The cash dividends declared in 2004 represent $13.8 million payable to shareholders of the Class A and Class B common stock of Solo Illinois, which was retired in February 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We are a leading producer and marketer of single-use products used to serve food and beverages. We manufacture one of the broadest product lines of cups, lids, food containers, plates, bowls, portion cups, stirrers, straws, cutlery and disposable food packaging containers, with products available in plastic, paper and foam. We serve two primary customer groups, foodservice and consumer. Sales to foodservice customers accounted for approximately 82% of our net sales from continuing operations in 2007. Sales to consumer customers accounted for approximately 18% of our net sales from continuing operations in 2007.

Our industry has been experiencing volatility in raw material pricing in recent years which impacts our profitability. The principal raw materials for our plastic products are resins, including polystyrene, polypropylene and APET. Resin prices are influenced by oil, natural gas, benzene and other input prices, increases or decreases in supply capacity and changes in demand. Benzene prices, which are a major contributor to the cost of polystyrene, have remained elevated and volatile due to demand fluctuations for gasoline additive usage. The principal raw material used in our paper operations is solid bleached sulfate paperboard. Paper prices are driven by global supply and demand as well as input costs for energy, fiber, chemicals, polyethylene and transportation.

We continue to see increases in global energy prices which are influenced by many factors beyond our control. These increases in turn have an impact on our transportation and production costs.

Financial highlights of 2007 are:

•	net income of $68.2 million,

•	gross profit of $246.6 million, an increase of $44.9 million compared to 2006,

•	cash flow from operating activities of $95.6 million in 2007 compared to $(51.5) million in 2006, and

•	a reduction of our total outstanding debt by $391.1 million, driven by the proceeds from our sales of non-strategic assets, our sale-leaseback transaction and cash flow from operations.

The non-strategic asset sales included our Hoffmaster business and Japanese subsidiaries, which allowed us to pay down over $200 million on our first lien term loan and recognize a $77.2 million gain (net of income taxes). Our sale-leaseback transaction allowed us to repay our $130.0 million second lien term loan.

Our improved operating results were a result of our performance improvement program, which encompassed three major components: (1) Supply Chain, (2) Selling, General and Administrative Expense (“SG&A”) and (3) Commercial Optimization. Our performance improvement initiatives continue into 2008 as an integral part of our core operations. Based on performance to date, we expect the investment we made in the program during 2007 will continue to positively impact our operating results and cash flow in 2008.

Also during 2007, we launched a new order management system that for the first time allows our customers to order the majority of our products on one purchase order. Previously, as a result of the 2004 acquisition of Sweetheart by Solo, our customers had to order Sweetheart and Solo products on two separate purchase orders. We now experience the benefits and efficiencies of having visibility to more reliable ordering, filling and shipping information, and are able to better track and fulfill our customers’ orders.

Our financial statement presentation changed in 2007 for discontinued operations. The prior year financial information is presented for comparative purposes, with discontinued operations separate from our continuing operations. The financial information for discontinued operations includes the Hoffmaster business (sold in October 2007) and the Japanese subsidiaries (sold in November 2007 and December 2006).

Results of Operations for the 2007, 2006 and 2005 Fiscal Years

				2007 vs. 2006		2006 vs. 2005
	Fiscal Year (1)			Favorable / (Unfavorable)
(In millions)	2007	2006	2005	$	%	$	%
Net sales	$2,106.3	$2,123.0	$2,073.5	$(16.7)	(0.8)	$49.5	2.4
Cost of goods sold	1,859.7	1,921.3	1,835.5	61.6	3.2	(85.8)	(4.7)

Gross profit	246.6	201.7	238.0	44.9	22.3	(36.3)	(15.3)
Selling, general and administrative expenses	203.7	216.4	219.7	12.7	5.9	3.3	1.5
Impairment of goodwill	—	228.5	—	228.5	*	(228.5)	*
(Gain) loss on sale of property, plant and equipment	(9.1)	4.5	(6.4)	13.6	*	(10.9)	*

Operating income (loss)	52.0	(247.7)	24.7	299.7	*	(272.4)	*
Interest expense, net	79.4	75.0	60.8	(4.4)	(5.9)	(14.2)	(23.4)
Prepayment penalty	1.3	—	—	(1.3)	*	—	*
Loss on debt extinguishment	4.0	—	—	(4.0)	*	—	*
Foreign currency exchange (gain) loss, net	(4.1)	(6.9)	4.1	(2.8)	(40.6)	11.0	*
Other (income) expense, net	(0.2)	0.1	(0.1)	0.3	*	(0.2)	*

Loss from continuing operations before income taxes	(28.4)	(315.9)	(40.1)	287.5	91.0	(275.8)	(687.8)
Income tax (benefit) provision	(19.5)	56.3	(14.9)	75.8	*	(71.2)	*

Loss from continuing operations	(8.9)	(372.2)	(25.2)	363.3	97.6	(347.0)	*
(Loss) income from discontinued operations, net of income tax provision of $3.0, $0.2 and $5.7	(0.1)	(2.8)	5.6	2.7	96.4	(8.4)	*
Gain on sale of discontinued operations, net of income tax provision of $17.7	77.2	—	—	77.2	*	—	*

Net income (loss)	$68.2	$(375.0)	$(19.6)	$443.2	*	$(355.4)	*

*	Not meaningful
(1)

In June 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from the year ended December 31 to the 52- or 53-week period ending on the last Sunday in December, except that fiscal year 2005 ended on January 1, 2006. In our discussion and analysis of financial condition and results of operations, we refer to the year ended December 30, 2007 as “Fiscal Year 2007,” the year ended December 31, 2006 as “Fiscal Year 2006,” and the year ended January 1, 2006 as “Fiscal Year 2005.”

Fiscal Year 2007 Compared to Fiscal Year 2006

Net sales

Net sales decreased $16.7 million, or 0.8%, to $2,106.3 million for Fiscal Year 2007 compared to $2,123.0 million for Fiscal Year 2006. The decrease in net sales reflects a 7.2% decrease in sales volume partially offset by a 6.4% increase in average realized sales price compared to the prior year. The increase in average realized sales price reflects both the impact of pricing increases we implemented in response to higher raw material and energy costs as well as a shift in product mix. The decrease in sales volume is a reflection of our strategic initiatives across product categories, including the sale of our uncoated white paper plate product line. Lower sales volume is also a result of our effort to improve commercial arrangements, reflecting the impact of our performance improvement program. Finally, lower sales volume was disproportionately impacted as a result of our de-emphasis of certain product categories, such as straws, which are a high volume commodity product.

Gross profit

Gross profit increased $44.9 million, or 22.3%, to $246.6 million for Fiscal Year 2007 compared to $201.7 million for Fiscal Year 2006. As a percentage of net sales, gross profit was 11.7% in 2007 versus 9.5% in 2006. The increase in gross margin reflects a higher average realized selling price, a shift in product mix, cost improvements realized from the implementation of our performance improvement program, a result of greater manufacturing efficiencies, and lower costs for freight and distribution reflecting the benefit of our new information systems. These improvements were partially offset by the impact of higher raw material costs, the impact of lower production volumes on our fixed cost absorption and professional fees related to our performance improvement program.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $12.7 million, or 5.9%, to $203.7 million in Fiscal Year 2007 compared to $216.4 million in Fiscal Year 2006. As a percentage of net sales, selling, general and administrative expenses were 9.7% for Fiscal Year 2007 versus 10.2% for Fiscal Year 2006. The improvement reflects reduced general and administrative expenses, net of the related professional fees, attributable to cost savings initiatives implemented during 2006 and 2007. These cost savings were a result of our performance improvement program which included reduced headcount and tightened spending controls. Also, the prior year period included approximately $7.3 million of severance costs which were not incurred during 2007. Improvements in selling, general and administrative expenses were partially offset by a significant increase in performance-based compensation expense compared to 2006, due to improved operating results and the introduction of a new long term incentive plan.

(Gain) loss on sale of property, plant and equipment

Gain on sale of property, plant and equipment was $9.1 million in Fiscal Year 2007 compared to a loss on sale of property, plant and equipment of $4.5 million in Fiscal Year 2006. The current year gain primarily relates to the sale of our uncoated white paper plate product line while the prior year loss relates to the retirement of various machinery and equipment.

Interest expense, net

Interest expense, net increased $4.4 million, or 5.9%, to $79.4 million for Fiscal Year 2007 compared to $75.0 million for Fiscal Year 2006. This increase is primarily attributable to higher outstanding borrowings under our Second Lien Facility (“Second Lien”) during the first half of 2007 in addition to higher interest rates for most of the year compared to the prior year period.

Prepayment penalty and loss on debt extinguishment

During 2007, we incurred a prepayment penalty of $1.3 million and a loss on debt extinguishment of $4.0 million. The prepayment penalty was the result of our early extinguishment of the Second Lien. The loss on debt extinguishment represents the write off of unamortized deferred financing fees resulting from the extinguishment of the Second Lien.

Income tax benefit (provision)

Income tax benefit was $19.5 million in Fiscal Year 2007 compared to a provision of $56.3 million in Fiscal Year 2006. The benefit in Fiscal Year 2007 represents the partial reversal of our valuation allowance, related to deferred tax assets and the current year taxable income, resulting from the sale and subsequent leaseback of six properties and the sale of discontinued operations during 2007, partially offset by income tax provision primarily related to our foreign jurisdictions. For our domestic operations, the tax benefit generated from the release of valuation allowance resulted from income generated from the sale of business operations and the sale-leaseback. The provision in Fiscal Year 2006 included a $119.6 million income tax charge to record a valuation allowance for certain deferred tax assets, which was partially offset by the tax benefit generated from domestic operations.

Fiscal Year 2006 Compared to Fiscal Year 2005

Net sales

Net sales increased $49.5 million, or 2.4%, to $2,123.0 million for Fiscal Year 2006 compared to $2,073.5 million for Fiscal Year 2005. The increase in net sales reflects a 4.1% increase in average realized sales price and a 1.7% decrease in sales volume as compared to the prior year. The increase in average realized sales price reflects both the impact of pricing increases we implemented in response to higher raw material costs as well as a shift in product mix. The decrease in sales volume also reflects a shift in product mix in addition to the impact of competition.

Cost of goods sold

Cost of goods sold increased $85.8 million, or 4.7%, for Fiscal Year 2006 compared to the prior year. The increase included a charge of $9.8 million to write-off obsolete spare parts and inventory during our second fiscal quarter due to a change in accounting estimate. The increase in cost of goods sold was offset by $22.1 million of curtailment gains related to negotiated changes in postretirement benefits for certain active employees. The remaining increase in cost of goods sold was primarily due to higher raw material costs, and to a lesser extent, increased utility and transportation costs. These cost increases were partially offset by reduced labor costs resulting from our reduction-in-force in April 2006.

Gross profit

Gross profit decreased $36.3 million, or 15.3%, to $201.7 million for Fiscal Year 2006 compared to $238.0 million for Fiscal Year 2005. Excluding the $9.8 million reserve for spare parts and inventory obsolescence and the $22.1 million of curtailment gains described above, the decrease in gross profit reflects our inability to pass through all raw material cost increases and optimize pricing programs offered to our customers. As a percentage of net sales, gross profit decreased to 9.5% in 2006 from 11.5% in 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $3.3 million, to $216.4 million in Fiscal Year 2006 compared to $219.7 million in Fiscal Year 2005. During Fiscal Year 2006 and 2005, selling, general and administrative expenses included integration costs of $2.9 million and $23.2 million, respectively, related to our acquisition of SF Holdings. Excluding the impact of reduced integration costs in 2006, the increase in selling, general and administrative expenses of $17.0 million was primarily driven by an increase in severance related to the departure of certain senior executives and our reductions-in-force in April and December of 2006, and costs associated with the expansion and upgrade of our order management system. As a percentage of net sales, selling, general and administrative expenses were 10.2% for Fiscal Year 2006 versus 10.6% for Fiscal Year 2005.

Impairment of goodwill

During 2006, we conducted a goodwill impairment test. This occurred as a result of (i) continuing net losses, (ii) significant increases in raw material costs and the impact of such increases on working capital and gross margin, and (iii) changes in our executive management team. As a result of these events, we determined that an impairment test of our North America and Europe reporting units should be performed. The impairment test was performed as of July 2, 2006 and, as a result, we recorded a goodwill impairment charge of approximately $228.5 million.

(Gain) loss on sale of property, plant and equipment

Loss on sale of property, plant and equipment was $4.5 million in Fiscal Year 2006 compared to a gain on sale of property, plant and equipment of $6.4 million in Fiscal Year 2005. The loss in Fiscal Year 2006 relates to the retirement of various machinery and equipment while the prior year includes a $6.8 million gain on the sale of land and buildings related to facilities previously closed as part of our consolidation of manufacturing, distribution and warehousing operations.

Interest expense, net

Interest expense, net increased $14.2 million, or 23.4%, to $75.0 million for Fiscal Year 2006 compared to $60.8 million for Fiscal Year 2005. This resulted primarily from higher interest rates in addition to higher outstanding borrowings driven by the $80.0 million of proceeds received during March 2006 under the Second Lien.

Income tax provision

Income tax provision was $56.3 million in Fiscal Year 2006 compared to a benefit of $14.9 million in Fiscal Year 2005. The provision in Fiscal Year 2006 included a $119.6 million income tax charge to record a valuation allowance for certain deferred tax assets, which was partially offset by the tax benefit generated from domestic operations.

Liquidity and Capital Resources

Operating Cash Flows

We rely on cash flows from operations and revolving credit borrowings to finance our working capital requirements. Net cash provided by operating activities during 2007 was $95.6 million compared to net cash used in operating activities of $51.5 million during 2006. The improvement was driven by higher profitability, lower inventory balances and a decrease in accounts receivable, due in part to the timing of rebate payments from suppliers. The lower inventory reflects the impact of various targeted initiatives designed to reduce inventory levels, including our new order management system.

Working capital decreased $72.4 million to $389.7 million at December 30, 2007 from $462.2 million at December 31, 2006. Of the $462.2 million of working capital at December 31, 2006, $84.2 million represents the working capital of discontinued operations that were sold during 2007. Working capital increased by $13.3 million from an increase in assets held for sale, $9.4 million from an increase in deferred tax assets and $5.3 million from a decrease in current maturities of long-term debt. Excluding the impact of these changes and discontinued operations, working capital decreased approximately $16.2 million from the prior year.

Investing Cash Flows

Net cash provided by investing activities during 2007 was $305.6 million compared to net cash used in investing activities of $33.8 million during 2006. The increase was primarily driven by the proceeds from the sale of our Hoffmaster division and Japanese subsidiaries, which totaled approximately $210.0 million, and proceeds from our sale-leaseback transaction of approximately $130.0 million, described below. Capital expenditures for our continuing operations during 2007 were $47.2 million compared to $54.9 million during 2006. The higher capital spending in 2006 primarily reflects expenditures for our new order management system. Capital expenditures in 2007 were primarily funded by cash flow from operations.

In June 2007, we entered into a lease agreement in conjunction with the sale of six of our manufacturing facilities. We received proceeds of $130.0 million that were used to retire our Second Lien. Upon the sale of the six properties, we immediately leased them back pursuant to a 20-year term lease (the “Lease”). The Lease contains four five-year renewal term options. The Lease is non-cancelable. Annual rent for the six properties is approximately $11.7 million, payable on a quarterly basis, with an annual 2% rent escalation. The Lease provides that in the event of a change in control of the Company, landlord consent is required if the successor tenant does not meet certain credit criteria. The Lease also contains standard default terms and conditions as well as certain cross-default provisions if the Company fails to cure a principal or interest payment default under its Credit Agreement dated February 27, 2004, as amended (the “First Lien”), or upon an acceleration of the First Lien or the indenture governing our 8.5% Senior Subordinated Notes.

Financing Cash Flows

Net cash used in financing activities during 2007 was $394.9 million compared to net cash provided by financing activities of $99.8 million during 2006. In 2007, our use of cash includes our term loan repayments of $369.7 million, of which approximately $233.5 million reflect prepayments to the term loan under our First Lien and $130.0 million represents the extinguishment of our $130.0 million Second Lien. The First Lien term loan reduction was primarily funded by $201.8 million of net proceeds from our sales of discontinued operations during the fourth quarter of 2007. The proceeds received from our sale-leaseback transaction were used to extinguish our Second Lien term loan.

The following is a summary of long-term debt at December 30, 2007 and December 31, 2006 (in thousands):

	December 30, 2007	December 31, 2006
First Lien – Term Loan	$398,650	$632,125
First Lien – Revolver	30,100	102,600
Second Lien (1)	—	80,000
8.5% Senior Subordinated Notes	325,000	325,000
Canadian Credit Facility – Term Loan	3,391	8,379
Capital lease obligations	1,852	2,037

Total long-term debt	758,993	1,150,141
Less: Current maturities of long-term debt	2,796	8,096
Less: Long-term debt included under non-current liabilities related to discontinued operations (2)	—	201,800

Total long-term debt, less current maturities	$756,197	$940,245

(1)

On December 22, 2006, we entered into Amendment No. 2 to the Second Lien which provided for an additional $50.0 million in borrowings. The additional borrowings were received in January 2007 and were used to reduce amounts outstanding under our revolving credit facility under the First Lien.

(2)

At December 30, 2006, long-term debt included under non-current liabilities related to discontinued operations and represents the net proceeds from the sale of the Hoffmaster division and Japanese subsidiaries.

The following is a summary of our committed revolving credit facilities at December 30, 2007 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Unused Capacity
First Lien:
Revolving facility	$150,000	$30,100	$29,767	$90,133
Canadian Credit Facility:
Revolving facility (2)	14,624	—	—	12,365

	$164,624	$30,100	$29,767	$102,498

(1)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.
(2)

The commitment amount for the Canadian revolving credit facility is CAD $14.3 million (approximately $14.6 million); however, unused capacity is CAD $12.1 million (approximately $12.4 million) due to borrowing base limitations.

In addition to the unused capacity under our revolving facilities, the term loan under our Canadian Credit Facility had additional borrowing availability of CAD $12.4 million (approximately $12.6 million) as of December 30, 2007.

Second Lien Facility

On March 31, 2006, we entered into a senior secured second lien credit agreement (“Second Lien”). The Second Lien provided a secured term loan facility in the amount of $80.0 million (“Second Term Loan”). The proceeds of the Second Term Loan were used to reduce amounts outstanding under our revolving credit facility under the First Lien. The principal amount was due upon maturity in February 2012. The Second Lien was subsequently amended by Amendment No. 1, dated October 13, 2006, and by Amendment No. 2, dated December 22, 2006. Amendment No. 2 to the Second Lien provided for an additional $50.0 million in borrowings and in January 2007, we borrowed the additional $50.0 million and used the proceeds to pay down amounts outstanding under the revolving credit facility under our First Lien. During June 2007, we repaid the outstanding principal balance of $130.0 million with the proceeds from our sale-leaseback transaction, described above, and incurred a $1.3 million prepayment penalty.

During the year ended December 30, 2007, the Second Term Loan had a weighted average annual interest rate of 13.8%.

First Lien Facility

On February 27, 2004, we entered into credit facilities comprised of a $150.0 million revolving credit facility maturing in 2010 and a $650.0 million term loan facility maturing on February 27, 2011. The revolving credit facility is principally used for working capital purposes, and the term loan facility was used to finance the acquisition of SF Holdings and related transactions. The First Lien was subsequently amended by Amendment No. 1, dated as of March 31, 2005, by Amendment No. 2, dated as of October 14, 2005, by Amendment No. 3 and waiver dated as of March 27, 2006, by Amendment No. 4 and waiver dated as of October 13, 2006 and Amendment No. 5 dated as of December 22, 2006 (collectively, the “First Lien”).

Amendment No. 5 permitted an additional $50.0 million of borrowing under our Second Lien. We were required to use the proceeds of the $50.0 million to pay down the revolving credit loans under the First Lien; provided, however, that the $50.0 million payment was not a permanent reduction to our revolving credit facility under the First Lien.

Optional prepayments - we may make optional prepayments to either the revolving credit facility or the term loan in certain minimum increments with certain minimum prepayment amounts depending on the type of loan, as more specifically set forth in the First Lien.

Mandatory prepayments - We are required to make a mandatory annual prepayment of the term loan facility and the revolving credit facility in an amount equal to 50% of excess cash flow, as defined in the term loan documentation, when the consolidated leverage ratio, as defined in the term loan documentation, is 3.50:1.00 or greater, or 25% of excess cash flow when the Company’s consolidated leverage ratio is less than 3.50:1.00. In addition, the Company is required to make a mandatory prepayment of the term loan facility and the revolving credit facility with, among other items: (i) 100% of the net cash proceeds of any property or asset sale, subject to certain exceptions and reinvestment requirements; (ii) 100% of the net cash proceeds of any extraordinary receipts, as defined in the term loan documentation, such as tax refunds, pension plan reversions, proceeds of insurance or condemnation awards, subject to certain exceptions and reinvestment requirements; (iii) 100% of the net cash proceeds of certain debt issuances, subject to certain exceptions; and (iv) 50% of the net cash proceeds from the issuance of additional equity interests when the consolidated leverage ratio is 3.50:1.00 or greater, or 25% of such proceeds when the consolidated leverage ratio is less than 3.50:1.00. Mandatory prepayments will be applied first to the term loans on a pro rata basis, and thereafter to the revolving loans.

We may dispose of business lines or segments, provided that the disposed assets in aggregate constitute no more than 3% of consolidated total assets during any four fiscal quarters. In addition to the foregoing, we were permitted to dispose of an additional 17% in aggregate of business lines or segments through December 31, 2007. The proceeds of dispositions of business lines or segments and the disposition of equipment, real property and intellectual property in excess of $10.0 million in any fiscal year must be used to repay amounts outstanding under the First Lien. The reinvestment of such proceeds in the Company or our subsidiaries is not permitted.

In September 2007, we made $25.0 million of prepayments to the term loan under the First Lien, in addition to our scheduled quarterly repayment of $1.625 million. Of the $25.0 million, $7.7 million was a mandatory prepayment made from the net proceeds of the sale of assets related to our uncoated white paper plate product line. The remaining $17.3 million was an optional prepayment. In October and November 2007, we made $201.8 million of prepayments to the term loan under the First Lien from the net proceeds from the sale of our Hoffmaster business and Japanese subsidiaries and an additional $1.8 million of prepayments from the additional net proceeds from the sale of our uncoated white paper plate product line.

The prepayments were allocated to the next four quarterly principal repayments (November 2007, February 2008, May 2008, and August 2008), such that no quarterly principal repayment is required until November 27, 2008. The remaining scheduled quarterly principal repayments were reduced from $1,625,000 to $1,043,586 through November 27, 2010, with a balloon payment of approximately $389.3 million due on February 27, 2011. All mandatory quarterly repayments have been made to date.

Interest and fees - For purposes of calculating interest, loans under the First Lien are designated as Eurodollar Rate Loans or, in certain circumstances, Base Rate Loans. Eurodollar Rate Loans bear interest at the British Bankers Association Interest Settlement Rate for deposits in dollars plus a borrowing margin, as described below. Interest on Eurodollar Rate Loans is payable at the end of the applicable interest period of one, two, three or six months, provided that if the applicable interest period is six months, interest also be paid at three months. Base Rate Loans bear interest at (a) the greater of (i) the rate most recently announced by Bank of America as its “prime rate” or (ii) the Federal Funds Rate plus  1/2 of 1% per annum, plus (b) a borrowing margin, as described below.

Our borrowing margin under the First Lien includes different pricing levels depending upon the Company’s consolidated leverage ratio and the type of loan (including letters of credit). Based upon these levels, the borrowing margin, with respect to revolving credit loans and letters of credit, varies from 2.75% to 3.50% on Eurodollar Rate Loans and from 1.75% to 2.50% on Base Rate Loans. With respect to the term loan facility under the First Lien, the borrowing margin is 3.50% for Eurodollar Rate Loans and 2.50% for Base Rate Loans.

As of December 30, 2007, the weighted average annual interest rate applicable to Eurodollar Rate Loans was 8.48% and the weighted average annual interest rate applicable to Base Rate Loans was 9.75%. At December 30, 2007, under the First Lien, the interest rate on the term loan facility was 8.48% and the interest rate on the revolving credit facility was 9.75%. During the year ended December 30, 2007, the weighted average annual interest rate for the First Lien and Second Lien was 9.42%.

A commitment fee of 0.50% on the unused portion of the credit facilities is payable on a quarterly basis.

Guarantees and security - Our obligations under the First Lien are guaranteed by our parent, SCIC, and each existing direct and indirect subsidiary of SCIC other than the Company, subject to certain exceptions. In addition, each significant domestic subsidiary of the Company subsequently formed is required to guarantee these obligations.

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

Covenants - Under the First Lien, the Company is required to meet certain restrictive financial covenants, including a maximum consolidated leverage ratio, minimum consolidated interest coverage ratio and maximum capital expenditures. The First Lien also contains other various covenants that limit, or restrict our ability to, among other items:

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

In 2007, the Company had a consolidated senior leverage ratio covenant. At December 30, 2007, this covenant was no longer applicable as we had paid down Senior Debt, as that term is defined in our First Lien, in excess of $250 million during 2007.

We were in compliance with all financial covenants under the First Lien during the year ended December 30, 2007.

Interest rate derivatives - The First Lien required us to fix the interest rate for a portion of the borrowings through February 2007. In September 2007, we entered into a forward-starting receive-variable, pay-fixed interest rate swap with a total notional amount of $50.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 4.6475%. The swap agreement is effective from October 2, 2007 through April 2, 2009. In June 2007, we entered into three forward-starting receive-variable, pay-fixed interest rate swaps with a total notional amount of $150.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 5.3765%. These swap agreements are effective from August 28, 2007 through February 28, 2011.

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

Canadian Credit Facility

On September 24, 2004, Solo Cup Canada Inc. (“Solo Canada”), a Canadian subsidiary of the Company, entered into a Credit Agreement with GE Canada Finance Holding Company (“GE”). The Credit Agreement was subsequently amended by an Amendment Agreement dated as of October 19, 2006, and by a Second Amendment Agreement dated as of November 16, 2007 (collectively, the “Canadian Credit Facility”). The Canadian Credit Facility expires September 29, 2011. The maximum amount available, subject to borrowing base limitations, is CAD $30.0 million, with a term facility maximum of CAD $17.5 million and a revolving credit facility maximum of CAD $12.5 million that increases to CAD $16.5 million, on a dollar for dollar basis, as the term loan’s outstanding balance is reduced.

Solo Canada may use the proceeds from the facilities or cash on hand to make investments in its affiliates or in businesses that are substantially similar to Solo Canada up to a maximum of CAD $10.0 million. Solo Canada may also make a one time capital expenditure of CAD $6.0 million to provide for increased manufacturing capacity. The minimum fixed charge ratio is 1.25:1 on a rolling twelve-month basis.

The Second Amendment Agreement provided, among other things, that Solo Canada may issue letters of credit, subject to certain conditions, for up to CAD $11.0 million (“LC Limit”) and that up to $10.0 million of the LC Limit may be issued on Solo Canada’s account on behalf of the Company to beneficiaries identified by the Company.

Applicable interest rates under the revolving and term loan facility are the Canadian prime rate plus 0.25%, or the Canadian bankers acceptance rate plus 1.50%, at Solo Canada’s option.

At December 30, 2007, there was no balance outstanding on the revolving facility, the term loan balance was CAD $3.3 million (approximately $3.4 million) and carried an effective interest rate of 6.23%.

Contractual obligations

The following summarizes our contractual obligations at December 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Payments due in fiscal
	Total	2008 (3)	2009	2010	2011	2012	Thereafter
Long-term debt obligations	$757,141	$2,522	$5,652	$34,708	$389,259	$—	$325,000
Capital lease obligations (1)	2,222	329	329	329	329	329	577
Non-cancelable operating leases	318,371	29,642	28,330	25,889	24,633	24,063	185,814
Interest payments (2)	297,426	66,267	64,994	63,643	33,460	27,625	41,437

Total	$1,375,160	$98,760	$99,305	$124,569	$447,681	$52,017	$552,828

(1)

We have capital leases of approximately GBP 0.9 million (approximately $1.9 million) of which approximately GBP 0.1 million (approximately $0.3 million) is classified as current. Amounts also include interest obligation on these leases.

(2)

In estimating future interest payments, we used interest rates in effect as of December 30, 2007 and used our average outstanding borrowings under revolving credit facilities during 2007 as the estimate of future years’ average outstanding borrowings.

(3)	We expect that our contributions in 2008 to our defined benefit plans will be approximately $7 million, which are not included in the contractual obligations table above.

The above table excludes the liability for unrecognized tax benefits as these are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle.

Other Contingencies

We are subject to agreements with the State of Illinois (“State”) and the City of Chicago (“City”) relating to the acquisition and development of certain property of the Company located in the City. Pursuant to these agreements, the State and City provided certain grants to us, paid certain costs on our behalf and undertook certain obligations relating to the property. Under these agreements, we are required to fulfill certain obligations relating to development of the property and retention of a certain number of employees. If these obligations are not fulfilled, we may be required to repay certain amounts granted or paid by the City or the State, the net impact of which, we believe, would not be material to our business, financial condition, results of operations or cash flows. In the first quarter of 2007, the Company entered into a purchase and sale agreement to sell the property. The purchase and sale agreement provides that, upon the closing of the sale, the obligations of the Company to the State and City will be satisfied or the Company will otherwise be released from such obligations. The agreement has been extended and we now expect the sale will close during the latter half of Fiscal Year 2008.

Liquidity Outlook

Management believes that cash generated by operations, amounts available under our credit facilities and, to a lesser extent, proceeds from non-strategic asset sales should be sufficient to meet our expected operating needs, planned capital expenditures, expenses related to previously announced plant closures, payments in conjunction with our lease commitments and debt service requirements during 2008. We expect that our total 2008 capital expenditures will be in the range of $60 million to $70 million and contributions to our defined benefit plans will be approximately $7 million.

Off-balance sheet arrangements

We have letters of credit that are obtained to ensure the performance and payment to third parties in accordance with specified terms and conditions. Under the First Lien, we have the ability to issue up to $40.0 million in letters of credit, and all issued letters of credit are secured by the First Lien. As of December 30, 2007, approximately $29.8 million of standby letters of credit were outstanding under the facility. These standby letters of credit are used primarily to support our workers’ compensation insurance programs. We are not required to provide cash collateral for letters of credit issued, but must adhere to the financial covenants set forth in the First Lien.

In June 2007, we entered into a lease agreement in conjunction with the sale of six of our manufacturing facilities. The sale proceeds of $130.0 million were used to retire our Second Lien. Upon the sale of the six properties, we immediately leased them back pursuant to a 20-year term lease (the “Lease”). The Lease contains four five-year renewal term options. The Lease is non-cancelable. Annual rent for the six properties is approximately $11.7 million, payable on a quarterly basis. The lease provides for an annual 2% escalation of rent. The lease is classified as an operating lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.”

Net Operating Loss Carryforwards

As of December 30, 2007, we had approximately $171.9 million of U.S. federal tax net operating loss carryforwards that expire between 2021 and 2026. There are no carryforwards subject to the provisions of Internal Revenue Code Section 382. During 2006, we assessed the realizability of deferred tax assets, including our net operating loss carryforwards, and concluded that it was more likely than not that we would not fully realize the benefits of our existing deferred tax assets and increased our valuation allowance by $119.6 million. During 2007, the valuation allowance decreased by $33.4 million, of which $16.7 million is related to activity from continuing operations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements in Item 8 of this Form 10-K. Some of these significant accounting policies require us to make difficult, subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made and (ii) different estimates reasonably could have been used or changes in the estimate that are reasonably likely to occur from period to period would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our critical accounting estimates include the following:

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

Certain customer discounts and allowances are earned and payable to customers if a specified level of sales volume is met. We record such customer discounts and allowances based on the estimated and probable sales volume for the period. The amounts are recorded as a reduction of net sales based on the actual customers’ sales volume during the period. If actual sales volume differs from management estimates, gross margin and operating income could be affected. The most significant allowance reflects our estimates of discounts that certain foodservice customers are entitled to claim based on their distribution activities. Our calculation is based on historical trends of both the discount amounts claimed and length of time between our sale of the product and the customer’s claim.

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

Inventory reserves. We establish reserves for our inventory to reflect those conditions when the cost of the inventory is not expected to be recovered. We review such circumstances when products are not expected to be saleable based on criteria established by our supply chain organization and estimates based on historical experience. The reserve for these products is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. We monitor inventory levels on a regular basis and record changes in inventory reserves as part of costs of goods sold.

Income taxes. We account for income taxes in accordance with the asset and liability method under SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and income tax bases of assets and liabilities and tax credit and operating loss carryforwards using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal forecasted sales and pre-tax earnings estimates to make our assessment about the utilization of deferred tax assets. In the event we determine that our future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in our Statement of Operations.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

In February 2008, FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), was issued. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The partial adoption of SFAS 157 on December 31, 2007 (Fiscal Year 2008) with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis is not expected to have a material impact on our consolidated financial statements. We are in the process of analyzing the potential impact of SFAS 157 relating to our planned December 29, 2008 (Fiscal Year 2009) adoption of the remainder of the standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007) (“SFAS 141R”), a revision of SFAS 141, “Business Combinations.” SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.

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

The interest rate on the First Lien facility is either Eurodollar rate based (1, 2, 3 or 6 months) plus a margin or the bank’s base rate plus a margin, whichever the Company selects. For the revolving credit facility, the margin varies from 2.75% to 3.50% on the Eurodollar rate borrowing and from 1.75% to 2.50% on the base rate borrowings depending on the Company’s most recent Consolidated Leverage Ratio. For the term loan, the margin is 3.50% on the Eurodollar rate borrowing and 2.50% on the base rate borrowings. At December 30, 2007, the variable rate on term loan borrowings was 8.48% and the interest rate on borrowings under the revolving credit facility was 9.75%.

The Canadian revolving and term loan facilities bear interest at the Canadian prime rate plus 0.25% or the Canadian bankers’ acceptance rate plus 1.50%, at the Company’s option. As of December 30, 2007, borrowings under the revolving credit facility and the term loan carried effective interest rates of 6.23%.

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

As of December 30, 2007, the outstanding indebtedness under the First Lien facility was $428.8 million and $90.1 million was available under the First Lien revolving credit facility. As of December 30, 2007, the outstanding indebtedness under the Canadian credit facility was CAD $3.3 million (approximately $3.4 million), CAD $12.1 million (approximately $12.4 million) was available under the revolving credit facility and the term loan under the Canadian credit facility had additional borrowing availability of CAD $12.4 million (approximately $12.6 million).

Based upon the information above, the Company’s 2007 pre-tax income would increase/decrease by approximately $2.3 million for each one-percentage point decrease/increase in the interest rates applicable to the variable rate debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

For the year ending December 31, 2006, the Company’s annual pre-tax loss would have decreased by approximately $8.2 million for each one-percentage point decrease in the interest rates applicable to the variable rate debt. Additionally, the Company’s annual pre-tax loss would have increased by approximately $7.3 million for a one-percentage point change in the interest rates applicable to the variable rate debt including the effect of the interest rate cap agreements.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solo Cup Company:

We have audited the accompanying consolidated balance sheets of Solo Cup Company and subsidiaries (the Company) as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, shareholder’s equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solo Cup Company and subsidiaries as of December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2(t) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), during 2007.

/s/ KPMG LLP

Chicago, Illinois
March 11, 2008

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$33,583	$20,434
Accounts receivable – trade, less allowance for doubtful accounts of $1,348 and $2,252	160,067	163,415
Accounts receivable – other	9,823	24,817
Inventories	301,037	341,380
Spare parts	19,178	24,114
Deferred income taxes	41,622	32,220
Prepaid expenses	13,819	6,275
Income taxes receivable	1,108	1,073
Assets held for sale	14,418	1,102
Assets related to discontinued operations	—	127,063
Other current assets	215	1,838

Total current assets	594,870	743,731
Property, plant and equipment, net	537,434	666,699
Spare parts	7,928	8,813
Goodwill	20,958	20,597
Intangible assets	2,204	16,236
Deferred financing fees, net	16,891	25,706
Assets related to discontinued operations	—	54,478
Other assets	2,213	3,707

Total assets	$1,182,498	$1,539,967

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$86,562	$112,780
Accrued payroll and related costs	50,023	48,153
Accrued customer allowances	26,493	30,503
Accrued expenses and other current liabilities	37,095	38,749
Short-term debt	50	—
Current maturities of long-term debt	2,796	8,096
Income taxes payable	2,142	464
Liabilities related to discontinued operations	—	42,831

Total current liabilities	205,161	281,576
Long-term debt, less current maturities	756,197	940,245
Deferred income taxes	54,408	53,681
Pensions and other postretirement benefits	12,500	30,750
Liabilities related to discontinued operations	—	209,211
Other liabilities	68,169	14,869

Total liabilities	1,096,435	1,530,332
Shareholder’s equity:
Common stock – Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding at December 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	254,995	257,612
Accumulated deficit	(181,503)	(249,679)
Accumulated other comprehensive income	12,571	1,702

Total shareholder’s equity	86,063	9,635

Total liabilities and shareholder’s equity	$1,182,498	$1,539,967

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year ended December 30, 2007	Year ended December 31, 2006	Year ended January 1, 2006
Net sales	$2,106,258	$2,122,969	$2,073,526
Cost of goods sold	1,859,683	1,921,311	1,835,452

Gross profit	246,575	201,658	238,074
Selling, general and administrative expenses	203,650	216,442	219,710
Impairment of goodwill	—	228,537	—
(Gain) loss on sale of property, plant and equipment	(9,087)	4,431	(6,381)

Operating income (loss)	52,012	(247,752)	24,745
Interest expense, net of interest income of $2,177, $2,259 and $270	79,428	74,953	60,825
Prepayment penalty	1,300	—	—
Loss on debt extinguishment	3,962	—	—
Foreign currency exchange (gain) loss, net	(4,090)	(6,863)	4,093
Other (income) expense, net	(184)	55	(63)

Loss from continuing operations before income taxes	(28,404)	(315,897)	(40,110)
Income tax (benefit) provision	(19,461)	56,284	(14,859)

Loss from continuing operations	(8,943)	(372,181)	(25,251)
(Loss) income from discontinued operations, net of income tax provision of $3,043, $235 and $5,742	(144)	(2,861)	5,641
Gain on sale of discontinued operations, net of income tax provision of $17,671	77,263	—	—

Net income (loss)	$68,176	$(375,042)	$(19,610)

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total shareholder’s equity	Comprehensive income (loss)
	Shares	Amount
December 31, 2004	100	$—	$259,080	$144,973	$6,589	$410,642
Net loss	—	—	—	(19,610)	—	(19,610)	$(19,610)
Contributed capital from parent	—	—	100	—	—	100
Compensation expense on Convertible Preferred Units (“CPUs”)	—	—	136	—	—	136
Return of capital to parent	—	—	(1,267)	—	—	(1,267)
Minimum pension liability, net of tax of $(3,563)	—	—	—	—	(1,965)	(1,965)	(1,965)
Unrealized investment gain, net of tax of $167	—	—	—	—	243	243	243
Unrealized gain on cash flow hedge, net of tax of $682	—	—	—	—	1,089	1,089	1,089
Foreign currency translation adjustment	—	—	—	—	(6,018)	(6,018)	(6,018)

Total comprehensive loss							$(26,261)

January 1, 2006	100	—	$258,049	$125,363	$(62)	$383,350
Net loss	—	—	—	(375,042)	—	(375,042)	$(375,042)
Compensation expense on CPUs	—	—	214	—	—	214
Return of capital to parent	—	—	(651)	—	—	(651)
Reduction of minimum pension liability, net of tax of $767	—	—	—	—	3,537	3,537	3,537
Unrealized investment gain, net of tax of $166	—	—	—	—	242	242	242
Unrealized loss on cash flow hedge, net of tax of $(967)	—	—	—	—	(2,716)	(2,716)	(2,716)
Foreign currency translation adjustment	—	—	—	—	701	701	701

Total comprehensive loss							$(373,278)

December 31, 2006	100	$—	$257,612	$(249,679)	$1,702	$9,635
Net income	—	—	—	68,176	—	68,176	$68,176
Reversal of compensation expense on CPUs	—	—	(610)	—	—	(610)
Return of capital to parent	—	—	(2,007)	—	—	(2,007)
Adjustment from adoption of SFAS No. 158, net of tax of $(759)	—	—	—	—	1,539	1,539
Pension liability adjustments, net of tax of $1,559	—	—	—	—	6,895	6,895	6,895
Unrealized investment loss, net of tax of ($639)	—	—	—	—	(919)	(919)	(919)
Recognition of realized gain on cash flow hedge, net of tax of $944	—	—	—	—	(666)	(666)	(666)
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(7,070)	(7,070)	(7,070)
Foreign currency translation adjustment	—	—	—	—	11,090	11,090	11,090

Total comprehensive income							$78,172

December 30, 2007	100	$—	$254,995	$(181,503)	$12,571	$86,063

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 30, 2007	Year ended December 31, 2006	Year ended January 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$68,176	$(375,042)	$(19,610)
Loss (income) from discontinued operations, net of income tax	144	2,861	(5,641)
Gain on sale of discontinued operations, net of income tax	(77,263)	—	—

Loss from continuing operations	(8,943)	(372,181)	(25,251)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	90,894	92,910	94,373
Deferred finance fee amortization	5,312	4,289	3,795
(Gain) loss on sale of property, plant and equipment	(9,087)	4,431	(6,381)
Goodwill impairment	—	228,537	—
Asset impairment	5,554	2,596	1,343
Loss on debt extinguishment	3,962	—	—
Postretirement plan curtailment gains	—	(22,067)	—
Deferred income taxes	(24,604)	51,680	(19,952)
Foreign currency (gain) loss	(4,090)	(6,863)	4,093
Changes in operating assets and liabilities:
Accounts receivable, net	20,631	(4,924)	(22,552)
Inventories	43,546	(11,089)	(29,971)
Prepaid expenses and other current assets	(1,892)	12,627	(2,652)
Other assets	10,914	(862)	9,864
Accounts payable	(33,691)	(23,786)	10,445
Accrued expenses and other current liabilities	(3,373)	(6,683)	(23,843)
Other liabilities	(11,297)	(1,837)	(6,676)
Other, net	3,112	213	1,402

Net cash provided by (used in) operating activities – continuing operations	86,948	(53,009)	(11,963)
Net cash provided by operating activities – discontinued operations	8,630	1,465	13,964

Net cash provided by (used in) operating activities	95,578	(51,544)	2,001

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year ended December 30, 2007	Year ended December 31, 2006	Year ended January 1, 2006
Net cash provided by (used in) operating activities	95,578	(51,544)	2,001
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	143,146	2,421	21,608
Proceeds from sale of discontinued operations	210,043	—	—
Decrease in cash in escrow	—	15,000	—
Purchases of property, plant and equipment	(47,165)	(54,893)	(46,597)

Net cash provided by (used in) investing activities – continuing operations	306,024	(37,472)	(24,989)
Net cash (used in) provided by investing activities – discontinued operations	(385)	3,643	(5,179)

Net cash provided by (used in) investing activities	305,639	(33,829)	(30,168)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facilities	(72,594)	41,950	32,501
Borrowings under the term notes	50,000	80,000	—
Contribution of capital from parent	—	—	100
Return of capital to parent	(2,007)	(651)	(1,267)
Repayments of the term notes	(167,864)	(9,303)	(8,494)
Repayments of the term notes from net proceeds from sale of discontinued operations	(201,800)	—	—
Net (repayments) borrowings of other debt	(228)	1,934	—
Debt issuance costs	(380)	(8,009)	(1,715)
Decrease in restricted cash	—	—	1,905
Dividends paid	—	—	(387)

Net cash (used in) provided by financing activities – continuing operations	(394,873)	105,921	22,643
Net cash (used in) provided by financing activities – discontinued operations	(72)	(6,163)	1,844

Net cash (used in) provided by financing activities	(394,945)	99,758	24,487
Effect of exchange rate changes on cash	920	(81)	(88)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,192	14,304	(3,768)
CASH AND CASH EQUIVALENTS, beginning of year	26,391	12,087	15,855

CASH AND CASH EQUIVALENTS, end of year	$33,583	$26,391	$12,087
Less: Cash and cash equivalents – Discontinued operations	—	5,957	1,686

Cash and cash equivalents – Continuing operations	$33,583	$20,434	$10,401

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid (including prepayment penalty)	$103,283	$78,462	$69,852
Income taxes paid (net of income tax refunds)	7,264	7,839	7,404

See accompanying notes to consolidated financial statements.

(1)	Nature, Formation and Organization of Business

Solo Cup Company (“Solo Delaware” or the “Company”) was incorporated in Delaware in January 2004 to be the holding company for Solo Cup Company, an Illinois corporation (“Solo Illinois”) and its subsidiaries, and for SF Holdings Group, Inc., a Delaware corporation, and its subsidiaries (“SF Holdings”) which included 100% of the capital stock of Sweetheart Cup Company Inc. (“Sweetheart”). Effective February 22, 2004, Solo Illinois became a wholly owned subsidiary of Solo Delaware. On February 27, 2004, with an effective date of February 22, 2004, the Company acquired 100% of the outstanding capital stock of SF Holdings. Prior to these transactions, the Company had no operations other than in connection with its formation and the authorization of these transactions. In September 2005, Sweetheart changed its name to Solo Cup Operating Corporation (“SCOC”). In October 2005, Solo Illinois merged with and into SCOC, and SCOC was the surviving entity. As a result, the material assets of Solo Delaware are 100% of the capital stock of SF Holdings.

In June 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year from the year ended December 31 to the 52- or 53-week period ending on the last Sunday in December, except that Fiscal Year 2005 ended on January 1, 2006.

Solo Delaware is a wholly owned subsidiary of Solo Cup Investment Corporation, a Delaware corporation (“SCIC”). SCC Holding Company LLC, a Delaware limited liability company (“SCC Holding”) and Vestar Capital Partners, together with certain of its affiliates (collectively “Vestar”), own 67.2% and 32.7% of SCIC, respectively. Company management holds the remaining 0.1% of SCIC.

Solo Illinois was established in 1936. SCOC’s operating history dates from the founding of a predecessor company in 1911.

Solo Cup Company is a leading producer and marketer of disposable foodservice products. The Company distributes its products globally and has served the industry for over 70 years. The Company manufactures one of the broadest product lines of cups, lids, food containers, plates, bowls, portion cups, stirrers, straws, cutlery and other disposable packaging containers in the industry, with products available in plastic, paper and foam. The Company operates manufacturing facilities and distribution centers in North America, the United Kingdom and Panama.

(2)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of Solo Cup Company and its subsidiaries. As of December 30, 2007 and December 31, 2006, all of Solo Cup Company’s subsidiaries are directly or indirectly wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Assets and liabilities of foreign subsidiaries are translated at current exchange rates with the related translation adjustments reported in shareholder’s equity as a component of accumulated other comprehensive income. Income and expense accounts and cash flows are translated at the average exchange rate during the period. Components of shareholder’s equity are translated at historical exchange rates. Resulting translation gains and losses are recorded in comprehensive income. Gains or losses resulting from foreign currency transactions are recorded in the Consolidated Statements of Operations.

In accordance with the guidance of Staff Accounting Bulletin No. 108, these consolidated financial statements reflect the immaterial correction of errors in the Company’s prior period financial statements. See further discussion below and in Notes 5, 6, and 21.

For the years ended January 1, 2006 and December 31, 2006, the Company incorrectly included non-cash activities related to payments for fixed asset purchases in the Statements of Cash Flows. Assets acquired, but unpaid and accrued, were $0.7 million as of January 1, 2006 and $5.4 million as of December 31, 2006. In correcting this immaterial error, capital expenditures were reduced by $0.7 million for the year ended January 1, 2006 and $4.7 million for the year ended December 31, 2006. Capital expenditures will be adjusted in the Company’s 2008 quarterly filings for the comparable 2007 interim periods.

(b)	Cash and Cash Equivalents

Cash equivalents consist of highly liquid securities with original maturities of thirty days or less.

(c)	Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and discounts and deductions and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on a specific analysis of collectibility and historical write-off experience. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote.

Certain customer discounts and allowances are earned and payable to customers if a specified level of sales volume is met. The Company records such customer discounts and allowances based on the estimated and probable sales volume for the period. The amounts are recorded as a reduction of net sales based on the actual customers’ sales volume during the period. The most significant allowance reflects the Company’s estimates of discounts that certain foodservice customers are entitled to claim based on their distribution activities. The calculation is based on historical trends of both the discount amounts claimed and length of time between the sale of the product and the customer’s claim.

(d)	Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

(e)	Vendor Incentives

Certain vendor incentives are earned only if a specified level of annual purchases is achieved. The Company records such incentives based on the actual results achieved on a year-to-date basis compared to targets or specified levels of purchases. The amounts are recorded as a reduction of cost of goods sold and inventory based on the purchase volume during the period.

(f)	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation on property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Amortization of assets held under capital leases is included within depreciation expense. Buildings are depreciated over 30 to 50 years, depending upon the construction of the building. Leasehold improvements are amortized over the lives of the corresponding leases. Machinery and equipment are depreciated over three to 10 years. Capitalized software is depreciated over three to five years.

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

Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually, at the end of October, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 also requires that intangible assets with limited lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

(i)	Deferred Financing Fees

Deferred financing fees include costs incurred to obtain financing from lenders. Debt issuance costs are capitalized as deferred financing fees and are amortized using the effective interest method over the term of the related debt. Amortization of deferred financing fees in 2007, 2006 and 2005 was $5.3 million, $4.3 million and $3.8 million, respectively. In connection with the extinguishment of debt, the Company wrote off $4.0 million of deferred financing fees in 2007.

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

Long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet or disclosed in the notes to the consolidated financial statements and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated (Note 4). The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the Company’s Consolidated Balance Sheets.

(l)	Deferred Rent

Certain of the Company’s operating leases provide for scheduled changes in base rentals over their terms. For these leases, the Company recognizes the total rental amounts due over the lease terms on a straight-line basis and, accordingly, has established corresponding deferred rent liabilities for the differences between the amounts recognized as expense and the amounts paid. As of December 30, 2007 and December 31, 2006, deferred rent of $10.0 million and $7.4 million, respectively, is included in other liabilities on the Company’s Consolidated Balance Sheets.

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

(n)	Derivative Instruments and Hedging Activities

The Company records all derivative instruments on its Consolidated Balance Sheet at their respective fair values.

The Company uses interest rate derivative contracts (swaps or caps) to manage exposure relating to variability in interest payments on its outstanding debt. At inception of the derivative contract, the Company designates the derivative as a cash flow hedge or a fair value hedge and assesses whether or not the derivative contract qualifies as a highly effective hedge of the underlying hedged item. Changes in the fair value of derivative contracts are recorded in earnings or deferred in accumulated other comprehensive income, depending on whether a derivative is effective as a hedge and on the type of hedging transaction.

Derivatives are classified in the Consolidated Balance Sheets in other assets or other liabilities, as applicable, and are classified as short-term or long-term based on the scheduled maturity of the instrument.

(o)	Financial Instruments

Financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, derivative financial instruments, and debt, including obligations under capital leases. The carrying values of financial instruments other than fixed rate debt approximate their fair values at December 30, 2007 and December 31, 2006, due to their short-term maturities or market rates of interest.

The fair value of the Company’s floating rate debt at December 30, 2007 and December 31, 2006 approximated its carrying value due to the Company’s ability to borrow at comparable rates in the open market. As of December 30, 2007, the Company’s fixed rate debt had a carrying value of $325.0 million and an estimated fair value of $281.1 million. The Company’s fixed rate debt had a carrying value of $325.0 million and an estimated fair value of $289.3 million at December 31, 2006. The fair value of the fixed rate debt was determined based on estimates from financial institutions for instruments with similar characteristics.

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

(q)	Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $3.8 million, $4.4 million and $3.9 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. Advertising costs amounted to $4.8 million, $4.4 million and $4.0 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

(r)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the period. Financial statement elements subject to significant estimation include, but are not limited to, the following: the realizable value of accounts receivable, inventories, spare parts and deferred tax assets; the carrying value of property, plant, and equipment, goodwill, and intangible and other assets; the measurement of assets and obligations related to employee benefit plans and the long term incentive plan; the determination of the fair value of derivative instruments and debt; and provisions for discounts and rebates provided to customers. Actual results may differ from those estimates.

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

For stock options that existed prior to adoption of SFAS 123R, the Company accounted for these stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under APB 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the underlying stock and the exercise price of options to purchase that stock. The compensation expense is amortized on a straight-line basis over the vesting period of the options. For performance-based options, compensation expense is recognized periodically based on changes in the fair value of the stock relative to the exercise price of the option, the ratable vesting schedule, and management’s estimate regarding the Company’s ability to meet the performance criteria.

(t)	Pension and Other Postretirement Benefits

In September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which is effective for fiscal years ending after December 15, 2007, for companies without publicly-traded equity securities. This statement requires the full recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the consolidated balance sheet. This statement also requires that subsequent changes in that funded status be recognized during the year of the change through comprehensive income. The Company does not have publicly-traded equity securities and, therefore, adopted the provisions of SFAS 158 during its 2007 fiscal year (Note 12).

(u)	Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

In February 2008, FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), was issued. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The partial adoption of SFAS 157 on December 31, 2007 (Fiscal Year 2008) with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis is not expected to have a material impact on our consolidated financial statements. We are in the process of analyzing the potential impact of SFAS 157 relating to our planned December 29, 2008 (Fiscal Year 2009) adoption of the remainder of the standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 will have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007) (“SFAS 141R”), a revision of SFAS 141, “Business Combinations.” SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.

(3)	Acquisitions

On February 27, 2004, with an effective date of February 22, 2004, the Company consummated the purchase of 100% of the issued and outstanding capital stock of SF Holdings. The SF Holdings acquisition resulted in goodwill of $150.0 million that was not tax deductible and $45.0 million of acquired intangible assets with a weighted average useful life of approximately five years. The resulting goodwill was included in the Company’s North America reporting unit. The Company determined that the goodwill for this reporting unit was fully impaired at July 2, 2006 (Note 7).

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

(4)	Assets Held for Sale and Discontinued Operations

Assets held for sale

In March 2007, the Company entered into a purchase and sale agreement (the “Agreement”) with a third party for the sale of certain property of the Company located in the City of Chicago (Note 17). The Agreement has been extended through October 31, 2008. As of December 30, 2007, assets held for sale of $9.2 million represents the carrying value of this property.

In October 2007, the Company announced that it intends to close manufacturing facilities in Leominster, Massachusetts, and Wheeling, Illinois, and shift production and employment to other manufacturing locations, including North Andover, Massachusetts, and Chicago, Illinois. The Leominster plant ceased operations in December 2007. The Wheeling plant closed during the first quarter of 2008. The Company recognized an impairment loss of $3.0 million during the fourth quarter of 2007 to adjust the carrying value of certain property, plant and equipment of these locations to its fair value of $5.2 million, which is included in assets held for sale on the Company’s Consolidated Balance Sheet as of December 30, 2007.

Discontinued operations

The Company, SF Holdings and SCOC, entered into an Asset Purchase Agreement dated September 7, 2007 (the “Purchase Agreement”) and subsequently completed the transaction in October 2007. Pursuant to the terms of the Purchase Agreement, the Company sold substantially all of the assets and liabilities of its Hoffmaster business, included in its North American operating segment, for $170 million, including its product portfolio of disposable tableware and special occasions consumer products and associated manufacturing equipment, two manufacturing facilities located in Oshkosh and Appleton, Wisconsin and 100% of the shares of CEGI (Hong Kong) Limited, a Hong Kong entity, that is a subsidiary of SF Holdings. As part of this agreement, the buyer also assumed the lease for a distribution center located in Indianapolis, Indiana. The net proceeds from the sale of $162.7 million were used to reduce the term loan under the Company’s first lien credit facility. The final purchase price is subject to a standard working capital adjustment to reflect an average level of working capital in the business as well as resolution of claims for indemnification.

In October 2007, the Company announced an agreement to sell 100% of the capital stock of its Japanese subsidiaries, Yugen Kaisha Solo Cup Asia-Pacific and Solo Cup Japan Co., Ltd. The subsidiaries were previously included in the Company’s Asia Pacific operating segment. Solo Cup Japan primarily manufactured drinking straws. The transaction closed in November 2007. Under the terms of the agreement, the buyer acquired all property, plant and equipment, including Solo Cup Japan’s manufacturing facilities in Fuji and Kumamoto, Japan and corporate office in Tokyo. The net proceeds from the sale of $39.1 million were used to reduce the term loan under the Company’s first lien credit facility.

In December 2006, the Company sold assets and certain related liabilities of it Japanese dairy business, which was previously included in the Company’s Asia Pacific operating segment. Along with the sale of the remaining Japan business in November 2007, the entire Asia Pacific operating segment is now reflected as discontinued operations in the Company’s consolidated financial statements.

The carrying amounts of the major classes of assets and liabilities included in the disposal groups are as follows (in thousands):

December 31, 2006
Cash and cash equivalents	$5,957
Accounts receivable	66,066
Inventories	49,241
Property, plant and equipment	45,320
Other assets	14,957

Assets related to discontinued operations	$181,541

Accounts payable	$23,344
Debt (1)	201,800
Other liabilities	26,898

Liabilities related to discontinued operations (1)	$252,042

(1)

Debt allocated to discontinued operations on the Company’s Consolidated Balance Sheet at December 31, 2006 represents the net cash proceeds from the sale of its Hoffmaster division and Japan subsidiaries.

	Year ended December 30, 2007	Year ended December 31, 2006	Year ended January 1, 2006
Sales from discontinued operations	$247,027	$366,950	$358,031
Income (loss) from discontinued operations before income taxes	$2,899	$(2,626)	$11,383

(5)	Inventories

Inventories at December 30, 2007 and December 31, 2006, consist of the following (in thousands):

	December 30, 2007	December 31, 2006
Finished goods	$215,752	$246,925
Work in process	13,935	16,065
Raw materials and supplies	71,350	78,390

Total inventories	$301,037	$341,380

Raw materials and supplies include an adjustment reflecting an immaterial correction of an error, which increased the December 31, 2006 balance by approximately $1.5 million with a corresponding increase to accounts payable.

(6)	Property, Plant and Equipment

Property, plant and equipment at December 30, 2007 and December 31, 2006, consists of the following (in thousands):

	December 30, 2007	December 31, 2006
Land	$20,753	$36,174
Buildings and improvements	186,690	258,933
Machinery and equipment	891,901	910,149
Capitalized software	32,746	8,063
Construction in progress	33,433	39,121

Total property, plant and equipment	1,165,523	1,252,440
Less - accumulated depreciation	(628,089)	(585,741)

Property, plant and equipment, net	$537,434	$666,699

The balance in construction in progress as of December 31, 2006 includes $19.8 million of capitalized software, with an estimated useful life of five years, which was placed in service in 2007.

Depreciation and amortization of property, plant and equipment for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, was $84.4 million, $84.6 million and $85.9 million, respectively. The Company capitalized approximately $1.7 million, $2.1 million and $1.1 million of interest related to construction in progress for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

As of December 31, 2006, property, plant and equipment, net reflects the immaterial correction of two errors in the Company’s prior period financial statements, which increased the December 31, 2006 balance of property, plant and equipment, net by approximately $2.1 million, decreased spare parts by $6.1 million and increased accumulated deficit relating to depreciation expense by $4.0 million, of which $2.2 million relates to periods prior to 2006. The first error relates to equipment that was previously included in the Company’s spare parts inventory; thus the Company adjusted the carrying value of the equipment of $6.1 million from spare parts to property, plant and equipment, and recorded the effect of adjusting depreciation expense in the appropriate periods from 2004 to 2007. The second error relates to equipment that was considered obsolete in 2004, thus the Company recorded the accelerated depreciation expense of $2.7 million that should have been recorded in that period and reversed the depreciation expense recorded during the subsequent periods. The net impact to the Company’s results of operations for periods prior to 2005 was a decrease of $1.9 million (net of tax of $1.2 million) and is reflected in its beginning accumulated deficit at December 31, 2004.

(7)	Goodwill and Intangible Assets

The changes in the carrying value of goodwill by reporting unit were as follows (in thousands):

	North America	Europe	Total
Balance at January 1, 2006	208,428	36,922	245,350
SF Holdings acquisition	(77)	—	(77)
Impairment	(208,262)	(20,275)	(228,537)
Translation adjustment	(89)	3,950	3,861

Balance at December 31, 2006	—	20,597	20,597
Translation adjustment	—	361	361

Balance at December 30, 2007	$—	$20,958	$20,958

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

The following are the carrying values of amortizable intangible assets (in thousands):

	December 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks and trade names	$15,928	$13,851	$18,484	$10,480
Manufacturing technology	15,050	15,050	20,000	11,957
Patents, licenses and other	528	401	528	339

	$31,506	$29,302	$39,012	$22,776

Amortization expense related to amortizable intangible assets was $6.5 million, $8.3 million and $8.5 million during the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. The estimated annual amortization expense of intangibles presently owned by the Company is approximately $1.8 million in 2008 and $0.4 million in 2009, at which time amortizable intangibles will be fully amortized.

In October 2007, the Company reversed $7.5 million of reserves which were created in connection with the SF Holdings acquisition and recorded a corresponding reduction of $4.9 million to its manufacturing technology intangible asset and $2.6 million to its trademarks and trade names intangible asset as goodwill related to the acquisition had already been reduced to zero in June 2006. In December 2006, the Company reversed $1.1 million of reserves which were also created in connection with the SF Holdings acquisition and recorded a corresponding reduction to its manufacturing technology intangible asset.

Pension plan intangibles of $1.7 million are included in other assets in the Consolidated Balance Sheet at December 31, 2006 (Note 12).

(8)	Income Taxes

The Company’s deferred tax assets and liabilities as of December 30, 2007 and December 31, 2006 are as follows (in thousands):

	December 30, 2007	December 31, 2006
Deferred tax assets attributable to:
Net operating loss and other carryforwards	$62,363	$131,119
Pensions and other postretirement benefits	3,897	16,385
Inventory	36,515	19,337
Employee benefit accruals	15,210	15,180
Accounts receivable	24,317	25,642
Sales reserves	931	1,998
Intangible assets	12,696	12,585
Sale-leaseback	19,961	—
Other accruals	6,775	12,955

Gross deferred tax assets	182,665	235,201
Valuation allowance	(87,768)	(121,208)

Net deferred tax assets	94,897	113,993
Deferred tax liabilities attributable to:
Property, plant and equipment	99,917	130,856
Unrealized gains	7,766	4,598

Gross deferred tax liabilities	107,683	135,454

Net deferred tax liabilities	$(12,786)	$(21,461)

As of December 30, 2007, the Company had approximately $171.9 million of U.S. federal tax net operating loss carryforwards that expire between 2021 and 2026, and there are no carryforwards that are subject to the provisions of Internal Revenue Code Section 382. The Company establishes a valuation allowance for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. During the year ended December 30, 2007, the Company’s valuation allowance decreased by $33.4 million, of which $16.7 million related to activity from continuing operations.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical pre-tax losses and projections for future taxable income over the periods in which the deferred tax assets are deductible, management concluded during 2006 that it was more likely than not that the Company would not fully realize the benefits of its deductible differences. Accordingly, the Company recorded an income tax provision of $119.6 million during 2006 to establish a valuation allowance for its net deferred tax assets, including federal and state net operating loss carryforwards and other deferred tax assets. Reductions in the valuation allowance of $0.4 million were recorded in the equity section of the Consolidated Balance Sheet.

Sources of loss from continuing operations before income taxes and the components of income tax provision (benefit) for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 are as follows (in thousands):

	For the year ended December 30, 2007	For the year ended December 31, 2006	For the year ended January 1, 2006
Income (loss) from continuing operations before income taxes:
Domestic	$(50,326)	$(309,217)	$(51,741)
Foreign	21,922	(6,680)	11,631

Total	$(28,404)	$(315,897)	$(40,110)

Income tax provision (benefit):
Current:
U.S. Federal	$—	$117	$461
State	—	304	—
Foreign	5,143	4,183	4,632

Total current	$5,143	$4,604	$5,093
Deferred:
U.S. Federal	$(21,813)	$58,150	$(18,077)
State	(2,581)	(6,497)	(875)
Foreign	(210)	27	(1,000)

Total deferred	$(24,604)	$51,680	$(19,952)

Total income tax provision (benefit)	$(19,461)	$56,284	$(14,859)

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

It is the Company’s intention to permanently reinvest undistributed earnings in its foreign subsidiaries with the exception of $5.1 million. A provision has been made for future income taxes related to the U.S. tax consequences of the $5.1 million on the undistributed Canadian earnings. A provision has not been made for future income taxes for the remaining undistributed earnings of certain foreign subsidiaries, as those earnings are considered indefinitely reinvested in these operations. As of December 30, 2007, such aggregated earnings on which taxes have not been provided were $55.9 million.

The following reconciles the expected federal statutory income tax benefit based on loss from continuing operations before income taxes with the Company’s income tax provision (benefit) (in thousands):

	For the year ended December 30, 2007	For the year ended December 31, 2006	For the year ended January 1, 2006
Income tax benefit at U.S. statutory rate	$(9,942)	$(111,332)	$(15,961)
Effect of change to C-Corporation	—	—	306
Foreign rate differential	(453)	(617)	(568)
State taxes, net of federal benefit	(631)	(6,343)	709
Impairment of goodwill	—	44,489	—
Change in valuation allowance	(16,665)	119,638	(341)
Foreign tax benefit of non-U.S. liquidation	—	—	3,293
Foreign dividend repatriation	—	—	(2,345)
Other	8,230	10,449	48

Income tax (benefit) provision	$(19,461)	$56,284	$(14,859)

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, which changes the threshold for recognizing the benefit of an uncertain tax position, prescribes a method for measuring the tax benefit to be recorded and requires incremental quantitative and qualitative disclosures about uncertain tax positions. Under FIN 48, a tax position that meets a more likely than not recognition threshold, based solely on the technical merits of the position, will be recognized in the consolidated financial statements. The tax position will be measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in a change in the estimated liability for unrecognized tax benefits at January 1, 2007.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. At December 30, 2007, the Company accrued approximately $0.2 million for interest and penalties.

The Company and its subsidiaries file income tax returns in U.S. and Canadian federal jurisdictions, and various states, provinces and foreign jurisdictions. The Company’s U.S. tax returns remain subject to examination for the year ended September 27, 1998, as well as the year ended March 25, 2002, and all subsequent periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$7,551
Additions related to tax positions taken in the current year	119
Additional related to tax position taken in previous years	1,939
Reduction in tax position taken in previous years	(805)
Settlement	(14)

Balance at December 30, 2007	$8,790

Included in the unrecognized tax benefits of $8.8 million at December 30, 2007 was $1.1 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. Further, the Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

(9)	Debt

A summary of long-term debt at December 30, 2007 and December 31, 2006 is as follows (in thousands):

	December 30, 2007	December 31, 2006
First Lien – Term Loan	$398,650	$632,125
First Lien – Revolver (1)	30,100	102,600
Second Lien – Term Loan (2)	—	80,000
8.5% Senior Subordinated Notes	325,000	325,000
Canadian Credit Facility – Term Loan	3,391	8,379
Canadian Credit Facility – Revolver (1)	—	—
Capital lease obligations (Note 10)	1,852	2,037

Total long-term debt	758,993	1,150,141
Less: Long-term debt included under non-current liabilities related to discontinued operations (3)	—	201,800
Less – current maturities of long-term debt	2,796	8,096

Total long-term debt less current maturities	$756,197	$940,245

(1)

As of December 30, 2007, $90.1 million was available under the revolving credit facility under the first lien credit facility and CAD $12.1 million (approximately $12.4 million) was available under the revolving Canadian Credit Facility.

(2)

On December 22, 2006, the Company and SCIC entered into Amendment No. 2 to the Second Lien which provided for an additional $50.0 million in borrowings. The additional borrowings were received in January 2007 and used to reduce amounts outstanding under the Company’s revolving credit facility under the first lien credit facility. In June 2007, the Second Lien was retired with the proceeds from the Company’s sale-leaseback transaction (Note 10).

(3)

At December 31, 2006, long-term debt of $201.8 million is included under non-current liabilities related to discontinued operations’ representing the amount required to be paid with the net proceeds from the sale of the Hoffmaster division and Japanese subsidiaries (Note 4).

Scheduled maturities of long-term debt at December 30, 2007, excluding capital lease obligations, are as follows (in thousands):

2008	$2,522
2009	5,652
2010	34,708
2011	389,259
2012	—
Thereafter	325,000

$757,141

Second Lien

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

In January 2007, the Company borrowed an additional $50 million under its Second Lien and used the proceeds to pay down amounts outstanding under the Company’s revolving credit facility under the Company’s First Lien, as described below.

In June 2007, the Company repaid the Second Lien with the proceeds from its sale-leaseback transaction (Note 10). In connection with the prepayment, the Company incurred $1.3 million of prepayment penalties and a loss on debt extinguishment of approximately $4.0 million, representing the write-off of unamortized deferred financing fees.

First Lien

On February 27, 2004, the Company and SCIC entered into credit facilities comprised of a $150.0 million revolving credit facility maturing in 2010 and a $650.0 million term loan facility maturing in 2011. The revolving credit facility is principally used for working capital purposes, and the term loan facility was used to finance the acquisition of SF Holdings and related transactions. The first lien credit facility was subsequently amended by Amendment No. 1, dated as of March 31, 2005, by Amendment No. 2, dated as of October 14, 2005, by Amendment No. 3 and waiver dated as of March 27, 2006, by Amendment No. 4 and waiver dated as of October 13, 2006 and by Amendment No. 5, dated as of December 22, 2006 (collectively, the “First Lien”).

Amendment No. 5 to the First Lien permitted an additional $50 million of borrowing under the Second Lien. In January 2007, the Company used the proceeds of the $50 million of additional borrowing to pay down the revolving credit loans under the First Lien. The payment was not a permanent reduction to the revolving credit facility under the First Lien.

Prepayments – The Company may make optional prepayments to either the revolving facility or the term loan in certain minimum increments with certain minimum prepayment amounts depending on the type of loan, as more specifically set forth in the First Lien.

The Company is required to make a mandatory annual prepayment of the term loan facility and the revolving credit facility in an amount equal to 50% of excess cash flow, as defined in the term loan documentation, when the consolidated leverage ratio, as defined in the term loan documentation, is 3.50:1.00 or greater, or 25% of excess cash flow when the Company’s consolidated leverage ratio is less than 3.50:1.00. In addition, the Company is required to make a mandatory prepayment of the term loan facility and the revolving credit facility with, among other items: (i) 100% of the net cash proceeds of any property or asset sale, subject to certain exceptions and reinvestment requirements; (ii) 100% of the net cash proceeds of any extraordinary receipts, as defined in the First Lien, such as tax refunds, pension plan reversions, proceeds of insurance or condemnation awards, subject to certain exceptions and reinvestment requirements; (iii) 100% of the net cash proceeds of certain debt issuances, subject to certain exceptions; and (iv) 50% of the net cash proceeds from the issuance of additional equity interests when the consolidated leverage ratio is 3.50:1.00 or greater, or 25% of such proceeds when the consolidated leverage ratio is less than 3.50:1.00. Mandatory prepayments will be applied first to the term loans on a pro rata basis, and thereafter to the revolving loans.

The Company may dispose of business lines or segments, provided that the disposed assets in aggregate constitute no more than 3% of consolidated total assets during any four fiscal quarters. In addition to the foregoing, the Company was permitted to dispose of an additional 17% in aggregate of business lines or segments through December 31, 2007. The proceeds of dispositions of business lines or segments and the disposition of equipment, real property and intellectual property in excess of $10.0 million in any fiscal year must be used to repay amounts outstanding under the First Lien. The reinvestment of such proceeds in the Company or its subsidiaries is not permitted.

In September 2007, the Company made $25.0 million of prepayments to the term loan under the First Lien, in addition to its scheduled quarterly repayment of $1.625 million. Of the $25.0 million, $7.7 million was a mandatory prepayment made from the net proceeds of the sale of assets related to the Company’s uncoated white paper plate product line. The remaining $17.3 million was an optional prepayment made by the Company. In October and November 2007, the Company made $201.8 million of prepayments to the term loan under the First Lien from the net proceeds from the sale of its Hoffmaster division and Japanese subsidiaries (Note 4) and $1.8 million of prepayments from the additional net proceeds from the sale of its uncoated white paper plate product line.

The prepayments were allocated to the next four quarterly principal repayments (November 2007, February 2008, May 2008, and August 2008), such that no quarterly principal repayment is required until November 27, 2008. The remaining scheduled quarterly principal repayments were reduced from $1,625,000 to $1,043,586 through November 27, 2010, with a balloon payment of approximately $389.3 million due on February 27, 2011. All mandatory quarterly repayments have been made to date.

Interest and fees – For purposes of calculating interest, loans under the First Lien are designated as Eurodollar Rate Loans or, in certain circumstances, Base Rate Loans. Eurodollar Rate Loans bear interest at the British Bankers Association Interest Settlement Rate for deposits in dollars plus a borrowing margin as described below under Amendment No. 5. Interest on Eurodollar Rate Loans is payable at the end of the applicable interest period of one, two, three or six months, provided that if the applicable interest period is six months, interest must also be paid at three months. Base Rate Loans bear interest at (a) the greater of (i) the rate most recently announced by Bank of America as its “prime rate” or (ii) the Federal Funds Rate plus  1/2 of 1% per annum, plus (b) a borrowing margin, as described below.

The applicable borrowing margin for the borrowings under the First Lien provides for different pricing levels depending upon the Company’s consolidated leverage ratio and the type of loan (including letters of credit). Based upon these pricing levels, the borrowing margin with respect to revolving credit loans and letters of credit, varies from

2.75% to 3.50% on Eurodollar Rate Loans and from 1.75% to 2.50% on Base Rate Loans, depending on the Company’s leverage ratio. With respect to the term loan facility, the borrowing margin is 3.50% for Eurodollar Rate Loans and 2.50% for Base Rate Loans.

As of December 30, 2007, the weighted average annual interest rate applicable to Eurodollar Rate Loans was 8.48% and the weighted average annual interest rate applicable to Base Rate Loans was 9.75%. At December 30, 2007, the interest rate on the term loan facility was 8.48% and the interest rate on the revolving credit facility was 9.75%. During the year ended December 30, 2007, the weighted average annual interest rate for the First and Second Lien was 9.42%.

A commitment fee of 0.50% on the unused portion of the credit facilities is payable on a quarterly basis.

Covenants - Under the First Lien, the Company is required to meet certain restrictive financial covenants, including a maximum consolidated leverage ratio, minimum consolidated interest coverage ratio and maximum capital expenditures. During 2007, the Company was also required to meet a consolidated senior leverage ratio. At December 30, 2007, the consolidated senior leverage ratio was no longer applicable as the Company had paid down Senior Debt, as that term is defined in its First Lien, in excess of $250 million during 2007. The Company was in compliance with all financial covenants under the First Lien during the year ended December 30, 2007.

The First Lien also contains other various covenants that limit, or restrict, among other items, indebtedness, liens on property and assets, loans and investments, acquisitions, dispositions of property or assets, debt modifications, dividend declarations, management fees and certain other business activities.

Guarantees and security - The Company’s obligations under the credit facilities are guaranteed by its parent, SCIC, and each existing direct and indirect subsidiary of SCIC other than the Company, subject to certain exceptions. In addition, each significant domestic subsidiary of the Company subsequently formed is required to guarantee these obligations.

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

Canadian Credit Facility

On September 24, 2004, Solo Cup Canada Inc. (“Solo Canada”), a Canadian subsidiary of the Company, entered into a Credit Agreement with GE Canada Finance Holding Company (“GE”). The Credit Agreement was subsequently amended by an Amendment Agreement dated as of October 19, 2006, and by a Second Amendment Agreement dated as of November 16, 2007 (collectively, the “Canadian Credit Facility”). The Canadian Credit Facility expires September 29, 2011. The maximum amount available, subject to borrowing base limitations, is CAD $30.0 million, with a term facility maximum of CAD $17.5 million and a revolving credit facility maximum of CAD $12.5 million that increases to CAD $16.5 million, on a dollar for dollar basis, as the term loan’s outstanding balance is reduced.

Solo Canada may use the proceeds from the facilities or cash on hand to make investments in its affiliates or in businesses that are substantially similar to Solo Canada up to a maximum of CAD $10.0 million. Solo Canada may also make a one time capital expenditure of CAD $6.0 million to provide for increased manufacturing capacity. The minimum fixed charge ratio is 1.25:1 on a rolling twelve-month basis.

The Second Amendment Agreement provided, among other things, that Solo Canada may issue letters of credit, subject to certain conditions, for up to CAD $11.0 million (“LC Limit”) and that up to $10.0 million of the LC Limit may be issued on Solo Canada’s account on behalf of the Company to beneficiaries identified by the Company.

Applicable interest rates under the revolving and term loan facility are the Canadian prime rate plus 0.25%, or the Canadian bankers acceptance rate plus 1.50%, at Solo Canada’s option. At December 30, 2007, there was no balance outstanding on the revolving facility, the term loan balance was CAD $3.3 million (approximately $3.4 million) and carried an effective interest rate of 6.23%.

(10)	Leases

At December 30, 2007 and December 31, 2006, the gross amount of machinery and equipment and related accumulated amortization related to assets held under capital leases were as follows (in thousands):

	December 30, 2007	December 31, 2006
Machinery and equipment	$1,979	$1,945
Less accumulated amortization	(222)	—

	$1,757	$1,945

Capital lease obligations were $1.9 million as of December 30, 2007 and December 31, 2006. As of December 30, 2007, capital lease obligations consist of various machines with leases expiring between 2008 and 2014. Amortization expense was $0.2 million for the year ended December 30, 2007 and zero for the years ended December 31, 2006 and January 1, 2006.

The Company also has several non-cancelable operating leases that expire over the next 16 years and provide for renewal terms. These include property leases with escalation clauses averaging 2% to 5% annually. The Company also leases certain machinery, office equipment and vehicles.

In June 2007, the Company entered into a lease agreement in conjunction with the sale of six of its manufacturing facilities. The sale proceeds of $130.0 million were used to retire the Second Lien (Note 9). Upon the sale of the six properties, the Company immediately leased them back pursuant to a 20-year term lease. The lease contains four five-year renewal term options and is non-cancelable. Annual rent for the six properties is approximately $11.7 million, payable on a quarterly basis. The lease provides for an annual 2% escalation of rent.

Net property, plant and equipment was reduced by the carrying values of the properties sold, which amounted to approximately $73.0 million, of which $65.5 million was buildings and improvements and $7.5 million was land. The resulting gain of approximately $53.2 million (net of $3.7 million of closing costs) was recorded as a deferred credit in the Company’s Consolidated Balance Sheet. The remaining deferred credit is being amortized to income on a straight-line basis as an offset to rent expense over the 20-year lease term. As of December 30, 2007, the remaining deferred credit balance of $51.8 million is included in other current liabilities and other long-term liabilities. The lease is classified as an operating lease in accordance with SFAS No. 13, “Accounting for Leases.”

During 2005, the Company entered into an agreement for the sale and leaseback of three properties, including one plant and two warehouses. Net property, plant and equipment and other current assets were reduced by the carrying values of the properties sold, which amounted to approximately $6.2 million. The net cash proceeds received from the sale were approximately $15.3 million; $6.8 million of the resulting gain was recognized in 2005 and $2.3 million was recorded as a deferred credit and was subsequently amortized to income as an offset to rent expense during 2005 and 2006. The leases were classified as operating leases in accordance with SFAS No. 13.

Future minimum lease payments under capital leases and non-cancelable operating leases as of December 30, 2007 are as follows (in thousands):

	Capital Leases	Operating Leases
For the fiscal year:
2008	$329	$29,642
2009	329	28,330
2010	329	25,889
2011	329	24,633
2012	329	24,063
Thereafter	577	185,814

Total minimum lease payments	2,222	$318,371

Less amounts representing interest	370

Present value of minimum payments on capital leases	$1,852

Total rental expense for operating leases, including rentals on month-to-month leases, was $47.8 million, $42.8 million and $35.1 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

(11)	Derivative Instruments and Hedging Activities

In September 2007, the Company entered into a forward-starting receive-variable, pay-fixed interest rate swap with a total notional amount of $50.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 4.6475%. The swap agreement is effective from October 2, 2007 through April 2, 2009. This interest rate swap is accounted for as a cash flow hedge and its fair value was $(0.4) million as of December 30, 2007.

In June 2007, the Company entered into three forward-starting receive-variable, pay-fixed interest rate swaps with a total notional amount of $150.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 5.3765%. The swap agreements are effective from August 28, 2007 through February 28, 2011. These interest rate swaps are accounted for as cash flow hedges and their fair value was $(6.6) million as of December 30, 2007.

In March 2004, June 2005 and March 2006, the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $300.0 million. In September 2006, the Company terminated these agreements prior to their stated expirations. Through the termination date, these interest rate swap agreements were accounted for as cash flow hedges and their fair values were included in other current assets and other assets in the Company’s Consolidated Balance Sheets. Included in accumulated other comprehensive income is a deferred gain on the qualified hedged transactions of $0.8 million and $2.2 million as of December 30, 2007 and December 31, 2006, respectively. The deferred gain is being amortized into interest expense over the remaining term of the underlying debt.

The reclassification adjustment from accumulated other comprehensive income for gains realized in net earnings, net of tax, was $0.1 million, $4.0 million and $1.0 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. The Company expects to transfer approximately $1.0 million of loss from accumulated other comprehensive income (loss) to earnings in 2008.

(12)	Pensions and Other Postretirement Benefits

The Company sponsors defined benefit pension plans and a postretirement health care plan for certain domestic employees. These plans provide certain union and non-union employees with retirement and disability income benefits. Pension costs are based upon the actuarially determined normal costs plus interest on and amortization of the unfunded liabilities. The benefits for the majority of the participants in these pension plans are frozen. The Company’s policy has been to fund annually the minimum contributions required by applicable regulations. The postretirement health care plan, in most cases, pays stated percentages of most medical expenses incurred by retirees after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants generally become eligible after reaching age 60 with ten years of service. The plan is contributory, with retiree contributions adjusted annually. The Company uses a September 30 measurement date for all domestic plans.

The Company also sponsors defined benefit pension plans and a postretirement health care plan that covers all Solo Cup Canada employees who meet certain length of service requirements. These plans provide certain union and non-union employees with retirement and disability income benefits. The Company’s funding policy is to contribute amounts necessary to satisfy the amounts required by local laws and regulations. Plan assets for the Solo Cup Canada pension plans are held in retirement trust funds with investments primarily in common stock, corporate bonds and government securities. The Company uses a September 30 measurement date for these plans.

The Company also sponsors a noncontributory defined benefit pension plan that covers all Solo Cup Europe Limited employees who meet certain length of service requirements. Plan benefits are based on participants’ compensation during their final year of service. The Company’s funding policy is to contribute amounts necessary to satisfy the amounts required by local laws and regulations. Plan assets for the Solo Cup Europe pension plan are held in retirement trust funds with investments primarily in common stock, corporate bonds and government securities. The Company uses a December 31 measurement date for this plan.

In September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which is effective for fiscal years ending after December 15, 2007, for companies without publicly-traded equity securities. This statement requires the full recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the consolidated balance sheet. This statement also requires that subsequent changes in that funded status be recognized during the year of the change through comprehensive income. The Company does not have publicly-traded equity securities and, therefore, adopted the provisions of SFAS 158 during its 2007 fiscal year.

The incremental effect of applying SFAS 158 to the December 30, 2007 Consolidated Balance Sheet was an increase (decrease) of $(2.7) million to other current assets, $0.7 million to other assets, $(2.0) million to accrued payroll and related costs, $1.4 million to pensions and other postretirement benefits, and $(1.5) million to accumulated other comprehensive income.

The following table sets forth the change in benefit obligation for the Company’s benefit plans (in thousands):

	Pension Benefits		Other Postretirement Benefits
	For the year ended December 30, 2007	For the year ended December 31, 2006	For the year ended December 30, 2007	For the year ended December 31, 2006
Change in benefit obligation:
Benefit obligation at beginning of year	$124,085	$120,294	$16,908	$29,604
Service cost	1,469	1,360	55	176
Interest cost	6,879	6,195	911	1,175
Amendments	—	1,681	(2,741)	(5,677)
Actuarial (gain) loss	(6,980)	(1,400)	1,033	(3,894)
Foreign exchange	4,643	2,900	238	(3)
Plan participant contributions	321	251	674	291
Benefits paid	(6,764)	(7,194)	(4,306)	(4,764)

Benefit obligation at end of year	$123,653	$124,085	$12,772	$16,908

Change in plan assets:
Fair value of plan assets at beginning of year	$102,446	$90,287	$—	$—
Actual return on plan assets	11,647	7,371	—	—
Foreign exchange	4,265	2,300	—	—
Employer contributions	7,743	9,431	3,632	4,473
Plan participant contributions	321	251	674	291
Benefits paid	(6,764)	(7,194)	(4,306)	(4,764)

Fair value of plan assets at end of year	$119,658	$102,446	$—	$—

Funded status	$(3,996)	$(21,639)	$(12,772)	$(16,908)
Employer contributions from measurement date to year-end	683	1,989	844	1,342
Unrecognized prior service cost (credit)	—	1,682	—	(3,666)
Unrecognized net actuarial loss	—	11,441	—	5,007

Net amount recognized	$(3,313)	$(6,527)	$(11,928)	$(14,225)

	Pension Benefits		Other Postretirement Benefits
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Noncurrent assets	$658	$—	$—	$—
Intangible asset	—	1,682	—	—
Current liabilities	(663)	(8,264)	(2,062)	(2,350)
Noncurrent liabilities	(3,308)	(11,080)	(9,866)	(11,875)
Minimum pension liability	—	11,135	—	—

Net amount recognized at end of year	$(3,313)	$(6,527)	$(11,928)	$(14,225)

Prior service cost (credit)	$1,477	$—	$(6,154)	$—
Net actuarial loss	723	—	5,698	—
Minimum pension liability	—	(11,135)	—	—

Accumulated other comprehensive income (loss)	$2,200	$(11,135)	$(456)	$—

The estimated amount that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2008 is as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Recognized net actuarial loss	$—	$311
Amortization of prior service cost (credit)	205	(435)

Total	$205	$(124)

The accumulated benefit obligation for all defined benefit pension plans was approximately $122.5 million and $122.7 million at December 30, 2007 and December 31, 2006, respectively. The following table presents aggregated information for individual pension plans with an accumulated benefit obligation in excess of plan assets as of December 30, 2007 and December 31, 2006 (in thousands):

	December 30, 2007	December 31, 2006
Projected benefit obligation	$89,314	$114,169
Accumulated benefit obligation	89,314	114,169
Fair value of plan assets	85,256	93,869

For the year ended December 31, 2006, $3.5 million of income, net of tax, was recognized in other comprehensive income representing a reduction in the minimum pension liability. For the year ended January 1, 2006, $2.0 million was charged to other comprehensive income for the additional minimum pension liability adjustment, net of tax.

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans consists of the following (in thousands):

	For the year ended December 30, 2007	For the year ended December 31, 2006	For the year ended January 1, 2006
Pension Benefits
Service cost	$1,469	$1,360	$990
Interest cost	6,879	6,195	6,345
Expected return on plan assets	(7,849)	(6,719)	(6,056)
Amortization of transition asset	—	(238)	—
Amortization of prior service cost	205	—	88
Amortization of net loss	244	421	522

	948	1,019	1,889
Curtailment loss (1)	—	—	659

Net periodic benefit cost	$948	$1,019	$2,548

Other Postretirement Benefits
Service cost	$55	$176	$450
Interest cost	911	1,175	1,790
Amortization of prior service cost	(253)	(2,649)	(4,127)
Amortization of net loss	284	259	767

	997	(1,039)	(1,120)
Curtailment gains (2)	—	(22,067)	—

Net periodic benefit cost (income)	$997	$(23,106)	$(1,120)

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

Key assumptions - The following weighted-average assumptions were used to determine the benefit obligation at fiscal year-end and the net periodic benefit cost for each fiscal year:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
To determine benefit obligation at fiscal year-end:
Discount rate:
North America	6.14%	5.65%	5.78%	5.75%
Europe	5.80%	5.10%	—	—
Expected long-term rate of return on plan assets:
North America	7.73%	7.77%	—	—
Europe	7.40%	6.30%	—	—

To determine net periodic benefit cost for each fiscal year:
Discount rate:
North America	5.65%	5.25%	5.75%	6.00%
Europe	5.10%	4.70%	—	—
Expected long-term rate of return on plan assets:
North America	7.77%	7.77%	—	—
Europe	6.30%	5.86%	—	—

One of the pension plans for Solo Cup Canada is pay-related. The rate of compensation increase used to determine the benefit obligation at fiscal year-end and the net periodic benefit cost for this plan for both years was 3.50%. The discount rate is based on rates at which the pension benefit obligation could effectively be settled on a present value basis. To determine the weighted average discount rate, the Company reviews long-term, high quality corporate bonds at its measurement date and uses a model that matches the projected benefit payments for its plans to coupons and maturities from high quality bonds.

The expected long-term rate of return on plan assets takes into consideration historical and expected long-term returns based upon the weighted-average allocation of equities, fixed income and other asset components comprising the plans’ assets at their measurement dates.

For measurement purposes, the assumed health care cost trend rates were as follows:

Health care cost trend rate assumed for 2007	9.0% – 10.0%
Rate to which the cost trend rate is assumed to decline	5.0%
Year that the rate reaches the ultimate trend rate	2011 – 2017

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$29	$(25)
Effect on postretirement benefit obligation	375	(340)

Plan Assets - The Company’s pension plans’ weighted-average asset allocations, by asset category, were as follows:

	Plan Assets at
	December 30, 2007	December 31, 2006
Asset Category
Equity securities	64.4%	65.7%
Debt securities	32.2	22.5
Real estate	0.9	0.9
Other	2.5	10.9

Total	100.0%	100.0%

The Company’s investment policies are designed to provide for growth of capital with a moderate level of volatility. The weighted-average asset target allocations for the majority of the pension plan assets are 60% in equity securities and 40% in debt securities.

Contributions - The Company expects to contribute approximately $4.5 million to its pension plans and approximately $2.1 million to its other postretirement benefit plans in 2008.

Estimated future benefit payments - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Postretirement Benefits
2008	$6,921	$2,060
2009	7,237	1,923
2010	7,482	1,854
2011	7,644	1,783
2012	7,813	1,619
Years 2013–2017	40,977	4,700

Defined contribution plans - Effective January 1, 2007, the Company dissolved its former Sweetheart/Fonda Profit Sharing Retirement Plan and merged the plan assets with the existing Solo Cup Company Profit Sharing Plus Plan. This plan covers substantially all U.S. employees of SCOC, and it qualifies under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 75% of their qualified gross wages as defined in the plan, and the Company provides a matching contribution equal to 75% on the first 2% and 50% on the next 4% of employees’ eligible compensation deferred to the plan. For certain union employees, the Company provides a matching contribution equal to 100% up to the first 2% and 50% of the next 4% of the employees’ compensation deferred to the plan. In addition, the Company can make additional profit-sharing contributions, but is at the sole discretion of the Company’s Board of Directors. Charges for employer contributions to the plans were $5.7 million, $6.4 million and $5.5 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively, and are recorded in cost of goods sold and selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The Company formerly participated in a multi-employer pension plan sponsored by SF Holdings for certain of its union employees. Contributions to this plan at a defined rate per hour worked were $0.1 million and $0.2 million in 2006 and 2005, respectively.

(13)	Shareholder’s Equity

On February 27, 2004, the Company received net proceeds of $229.6 million from the issuance of 100 shares of Common Stock to SCIC and the retirement of all outstanding shares of Solo Illinois’ Class A and Class B common stock. In order to fund this purchase of stock in the Company, SCIC issued $240.0 million of convertible participating preferred stock (“CPPS”) to Vestar. The CPPS pays cash dividends at a rate of 10.0% per annum on an amount equal to the sum of the original purchase price of the CPPS plus all accrued and unpaid dividends. Dividends will accumulate to the extent not paid, whether or not earned or declared. As of December 30, 2007, accrued and unpaid dividends were approximately $109.4 million.

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

During 2004, $4.1 million of capital was contributed to the Company by SCIC. This includes $0.8 million of proceeds that were received by SCIC from certain Company employees upon the issuance of SCIC’s CPPS. The remaining $3.3 million represents the issuance of 3,283 Convertible Preferred Units (“CPUs”) to certain Company employees in settlement of deferred compensation liabilities (see Note 15).

As a result of the departure of certain employees from the Company, $2.0 million, $0.7 million and $1.3 million of this capital contribution was returned to SCIC as a dividend and 1,907, 109 and 1,267 CPUs were canceled in 2007, 2006 and 2005, respectively. The $2.0 million in 2007 and $0.7 million in 2006 also reflected the cancellation of 100 CPPS and 542 CPPS, respectively. In 2005, an additional $0.1 million of capital was contributed to the Company by SCIC, reflecting proceeds that were received by SCIC from a Company employee upon the issuance of SCIC’s CPPS to the employee.

During 2005, the Company paid dividends of $0.4 million to shareholders of Solo Illinois common stock.

(14)	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 30, 2007	December 31, 2006
Foreign currency translation adjustments (1)	$16,277	$5,187
Pension liability adjustments, net of tax	3,104	(5,330)
Unrealized investment gain, net of tax	1	920
Unrealized (loss) gain on cash flow hedge, net of tax	(6,811)	925

Accumulated other comprehensive income	$12,571	$1,702

(1) As a result of the Company’s sale of its Japanese subsidiaries, $1.4 million of cumulative translation adjustments were transferred from accumulated other comprehensive income and included in determining net income for 2007.

(15)	Share-Based Payments

Long Term Incentive Plan

On October 1, 2007, the Board of Directors (the “Board”) of the Company approved a new Long Term Incentive Plan (the “Plan”). The purpose of the Plan is to provide long term incentives to selected key management employees of the Company and its affiliates. Awards under the Plan represent the opportunity to receive a cash bonus payment upon the occurrence of any sale, redemption, transfer or other disposition by Vestar of all or a portion of its equity interest in SCIC for cash or marketable securities (a “Liquidity Event”). The aggregate award amount under the Plan (the “LTIP Award Pool”) will be determined based on a sliding percentage of the equity value of SCIC (the “Equity Value”), as determined by the Board, in accordance with the existing stockholder agreement of SCIC, upon the occurrence of the earlier of a Liquidity Event or the Plan Termination Date (October 1, 2014), which is the seventh anniversary of the Plan’s effective date. Awards may also be allocated if Vestar sells, redeems, transfers or otherwise disposes of less than 100% of its equity interest in SCIC for cash or marketable securities (a “Partial Liquidity Event”).

If there has not been a Liquidity Event prior to the Plan Termination Date, the Board will determine the Equity Value of SCIC (as defined in the Plan) as of such date and will establish the LTIP Award Pool based on a sliding percentage of such valuation.

The entire LTIP Award Pool will be distributed to the participants upon the occurrence of a Liquidity Event or the Plan Termination Date. During the fourth quarter of 2007, 68% of the LTIP Award Pool was granted by the Board to individual participants and 1% of the LTIP Award Pool was forfeited; therefore, as of December 30, 2007, 67% of the LTIP Award Pool was outstanding. This percentage determines the allocation of the total LTIP Award Pool amongst the recipients and does not impact the total LTIP Award Pool. Expense is recorded over the participants’ service periods representing the period between a participant’s grant date and the Plan Termination Date. As additional grants are made to existing or new participants, compensation expense will be recorded over the respective future service period. Accordingly, the expense recorded in future periods would be affected by future participant grants and forfeitures. Based on the Company’s valuation of the Plan as of December 30, 2007, the Company recorded compensation expense of approximately $0.9 million in 2007 and compensation expense of $23.4 million is expected to be recognized over the remaining service period of 6.75 years. The Company will remeasure the LTIP Award Pool’s fair value on a quarterly basis with a corresponding adjustment to compensation expense over the remaining service period.

The estimated fair value of the LTIP Award Pool was derived based on a lattice (binomial) forecast model with the primary input being the estimated business enterprise value (“BEV”). The LTIP Award is derived from the binomial model forecasts based on the probabilities of obtaining the forecasted future BEVs. SFAS 123(R) requires that the fair value of the LTIP Award Pool be determined assuming a full payout at the Plan Termination Date with no consideration of a Liquidity Event. As the LTIP Award Pool is based on the equity value of the Company, the fair value of the debt and equity was derived from the BEVs calculated by the lattice model utilizing a Black-Scholes Option Model (“BSOM”). The key BSOM assumptions include: i) the fair value of the underlying asset set equal to the projected BEV, ii) the strike price equal to the face value of the debt plus accrued interest, iii) volatility of 41.6%, which was based on historic and implied forward volatilities for selected publicly traded companies and calibrated such that the value derived by the model for the public debt was equivalent to the market trading price for the public debt on the valuation date, iv) risk free rates ranging from 2.76% to 4.45%, based on the market yields of government bonds with terms corresponding to the remaining term of the Plan at the respective node in the lattice model (ranging from 1 to 7 years), and v) a dividend yield of 0% based on the assumption that dividends would not be paid. The recorded expense reflects management’s estimate of forfeitures, which is based on management’s turnover expectations related to the Plan participants and historical forfeiture rates. The assumed annual forfeiture rate applied in 2007 was approximately 4%.

CPUs and Stock Options

SCIC also has a management investment and incentive compensation plan for certain key employees of the Company. Under this plan, SCIC reserved 1,450,000 shares of SCIC common stock, and 5,000 shares of CPPS for issuance (Note 13). The accounting impact of this plan was recorded in the consolidated financial statements of the Company as the plan relates to employees of the Company.

During the second quarter of 2004, SCIC issued 3,283 CPUs to certain Company employees in settlement of $3.3 million of deferred compensation liabilities. The fair value of the CPUs granted by SCIC was linked to the fair market value of one share of CPPS. For CPUs, compensation expense is recognized periodically based on changes in the fair value of the CPU relative to the grant-date fair value of the CPU. During the year ended December 30, 2007, the Company recorded the reversal of compensation expense with a corresponding decrease to additional paid-in capital of $0.6 million, reflecting the reversal of the accrued dividends as a result of the departure of certain employees from the Company. During the years ended December 31, 2006 and January 1, 2006, the Company recorded compensation expense and additional paid-in capital of $0.2 million and $0.1 million, respectively, reflecting dividends declared by SCIC on those instruments.

The issuance of CPUs by SCIC in settlement of deferred compensation liabilities of the Company totaling $3.3 million was recorded as additional paid-in capital in 2004. During 2007, 2006 and 2005, as a result of employees separating from the Company, 1,907, 109 and 1,267 CPUs were canceled and additional paid-in capital was reduced by $1.9 million, $0.1 million and $1.3 million, respectively. As of December 30, 2007, there are no CPUs outstanding.

The following shows stock option activity for the three years ended December 30, 2007:

	Shares under option Time-based	Shares under option Performance-based	Total shares under option
December 31, 2004	749,558	499,699	1,249,257
Granted with exercise price equal to fair value	94,240	62,820	157,060
Forfeited	(48,931)	(32,620)	(81,551)

January 1, 2006	794,867	529,899	1,324,766
Forfeited	(501,282)	(334,176)	(835,458)

December 31, 2006	293,585	195,723	489,308
Cancelled(1)	(293,585)	(195,723)	(489,308)

December 30, 2007	—	—	—

(1)	During 2007, the Company’s board of directors cancelled all outstanding options. No options had been exercised at the time of cancellation.

The performance-based options were accounted for as variable options. In accordance with APB 25, no compensation expense was recorded related to these awards since the grant dates because the performance goals had not been met and the value of the underlying common stock had not increased.

In December 2004, the FASB issued SFAS 123R. SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25. The Company adopted SFAS 123R on January 2, 2006 under the “prospective” method. Under the provisions of SFAS No. 123, the Company had calculated its pro forma disclosure using the minimum value method, which excludes any effect of volatility on value; therefore, the prospective method of adopting SFAS 123R is required. Under the “prospective” method, compensation cost is recognized in the consolidated financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted, modified, repurchased or cancelled after that date. Since the adoption of SFAS 123R, the Company has not granted, modified or repurchased any options; therefore, no expense had been recognized for stock options in the Company’s Consolidated Statement of Operations during the years ended December 30, 2007 or December 31, 2006.

(16)	Related-party Transactions

In 2004, the Company and SCIC entered into a management agreement with SCC Holding providing for, among other items, the payment by SCIC of an annual advisory fee of $2.5 million to SCC Holding. Pursuant to this management agreement, the Company incurred $2.5 million of advisory fees in each of the 2007, 2006 and 2005 fiscal years. As of December 30, 2007 and December 31, 2006, amounts accrued on the Company’s Consolidated Balance Sheets were $2.5 million and $1.25 million, respectively.

In 2004, SCIC also entered into a management agreement with Vestar pursuant to which SCIC will pay Vestar an $800,000 annual advisory fee, plus reimbursement of its expenses. The Company incurred $0.8 million of advisory fees in each of the 2007, 2006 and 2005 fiscal years. Out of pocket expenses incurred in 2007, 2006 and 2005, were approximately $0.8 million, $0.1 million and $0.1 million, respectively. As of December 30, 2007, $1.5 million was accrued for advisory fees and out of pocket expenses on the Company’s Consolidated Balance Sheet. No amount was accrued as of December 31, 2006.

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

In September 2007, the Company extended an interest-free loan of $0.2 million to one of its executive officers. The loan was fully repaid in January 2008.

On August 4, 1999, the Company extended an interest-free loan in the amount of $1.7 million to Ronald Whaley, the then President and Chief Operating Officer of the Company pursuant to his previous employment agreement. The employment agreement provided for the loan to be repaid from the net proceeds of Mr. Whaley’s annual bonuses through the term of the agreement, which had an expiration date of August 3, 2009. To the extent that Mr. Whaley’s annual bonus fell below the amounts corresponding to the annual prorated portion of the initial principal amount of the loan, the employment agreement provided that the loan would be forgiven as if a bonus in the amount of that annual prorated portion had been paid. As of December 31, 2006, the outstanding principal amount of the loan was $639,000. As of December 31, 2006, the loan was fully reserved. The loan was subsequently extinguished pursuant to the terms of Mr. Whaley’s separation agreement in February 2007.

(17)	Commitments and Contingencies

The Company has entered into agreements with the State of Illinois (“State”) and the City of Chicago (“City”) relating to the acquisition and development of certain property of the Company located in the City. Pursuant to these agreements, the State and City provided certain grants to the Company, paid certain costs on behalf of the Company and undertook certain obligations relating to the property. Under these agreements, the Company is required to fulfill certain obligations relating to development of the property and retention of a certain number of employees. If these obligations were not fulfilled, the Company may be required to repay certain amounts granted or paid by the City or the State, the net impact of which, the Company believes, would not be material to its business, financial condition, results of operations or cash flows. In the first quarter of 2007, the Company entered into a purchase and sale agreement to sell the property (Note 4). The purchase and sale agreement provides that, upon the closing of the sale, the obligations of the Company to the State and City will be satisfied or the Company will otherwise be released from such obligations. The purchase and sale agreement has been extended to October 31, 2008.

The Company is involved in various claims and legal actions arising from time to time in the ordinary course of business. Management believes that the ultimate disposition of these matters would not have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or liquidity.

The Company also has certain purchase obligations for raw materials, which are commitments for projected needs to be utilized in the normal course of business. These are contracts that specify all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and appropriate timing of the transaction.

(18)	Segments

The Company reports the results of its segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company manages and evaluates its operations in two reportable segments: North America and Europe. Both of these segments produce a broad array of disposable food service products, which are available in paper, plastic and foam. The operating segments are managed separately based on the products and requirements of the different markets. North America includes all U.S. entities, Canada, Mexico, Corporate and Puerto Rico and Europe includes all U.K. entities. Other includes Australia and Panama. The segment information below has been restated to exclude discontinued operations (Note 4) and include Australia in Other.

The accounting policies of the operating segments are the same as those described in Note 2. Segment operating results are measured based on operating income (loss). Intersegment net sales are accounted for on an arm’s length pricing basis.

No individual customer accounted for greater than 10% of consolidated net sales in fiscal years 2007, 2006 or 2005. It is not practical for the Company to report revenues from external customers for each product and service or each group of similar products.

(In thousands)	North America	Europe	Other	Total Segments	Eliminations	Total
Year ended December 30, 2007
Revenues from external customers	$2,013,027	$100,456	$12,808	$2,126,291	$(20,033)	$2,106,258
Intersegment net sales	19,986	—	47	20,033	(20,033)	—
Operating income	47,827	2,363	1,916	52,106	(94)	52,012
Depreciation and amortization	91,516	4,090	600	96,206	—	96,206
Capital expenditures	41,613	4,638	914	47,165	—	47,165
Property, plant and equipment, net	512,182	22,666	2,586	537,434	—	537,434
Total assets at year end	1,121,425	78,508	11,334	1,211,267	(28,769)	1,182,498
Year ended December 31, 2006
Revenues from external customers	$2,039,930	$88,916	$12,462	$2,141,308	$(18,339)	$2,122,969
Intersegment net sales	18,339	—	—	18,339	(18,339)	—
Operating (loss) income	(228,895)	(18,869)	253	(247,511)	(241)	(247,752)
Depreciation and amortization	93,091	3,498	610	97,199	—	97,199
Capital expenditures	51,347	3,113	433	54,893	—	54,893
Property, plant and equipment, net	642,859	21,664	2,176	666,699	—	666,699
Total assets at year end (excluding discontinued operations)	1,323,217	72,838	9,598	1,405,653	(47,227)	1,358,426
Year ended January 1, 2006
Revenues from external customers	$2,000,027	$82,236	$11,993	$2,094,256	$(20,730)	$2,073,526
Intersegment net sales	20,150	—	580	20,730	(20,730)	—
Operating income	21,035	3,317	326	24,678	67	24,745
Depreciation and amortization	93,921	3,579	668	98,168	—	98,168
Capital expenditures	45,238	968	391	46,597	—	46,597

Net sales by customer group for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 were as follows:

(In thousands)	Year Ended December 30, 2007	Year Ended December 31, 2006	Year Ended January 1, 2006
Foodservice	$1,728,757	$1,796,849	$1,705,775
Consumer	377,501	326,120	367,751

Net sales	$2,106,258	$2,122,969	$2,073,526

(18)	Segments (Continued)

Geographic information:

Net sales from external customers by customer location are determined based on where the Company’s products were delivered. Long-lived assets include property, plant and equipment, net; goodwill; intangible assets, net; and certain other non-current assets.

(In thousands)	Year Ended December 30, 2007	Year Ended December 31, 2006	Year Ended January 1, 2006
United States	$1,769,472	$1,795,278	$1,828,327
Other countries	336,786	327,691	245,199

Revenues from external customers	$2,106,258	$2,122,969	$2,073,526

United States	$501,393	$661,633	$900,526
Other countries	85,712	76,920	94,503

Total long-lived assets	$587,105	$738,553	$995,029

Reconciliation:

(In thousands)	Year Ended December 30, 2007	Year Ended December 31, 2006	Year Ended January 1, 2006
Total segment and other operating income (loss)	$52,106	$(247,511)	$24,678
Elimination of intersegment operating income	(94)	(241)	67
Interest expense	(82,905)	(77,212)	(61,095)
Interest income	2,177	2,259	270
Loss on debt extinguishment	(3,962)	—	—
Foreign currency exchange gain (loss), net	4,090	6,863	(4,093)
Other, net	184	(55)	63

Loss from continuing operations before income taxes	$(28,404)	$(315,897)	$(40,110)

(19)	Valuation and Qualifying Accounts

The valuation and qualifying account is allowance for doubtful accounts The changes in this account for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 were as follows (in thousands):

	Beginning balance	Charged to costs and expenses	Charged to other accounts (1)	Deductions	Ending balance
Allowance for doubtful accounts
2007	$2,252	$39	$4	$(947)	$1,348
2006	3,929	1,174	38	(2,889)	2,252
2005	5,498	(295)	(467)	(807)	3,929

(1)	Charged to other accounts includes recoveries received, reclassifications and cumulative translation adjustment for translation of foreign accounts.

(20)	Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited financial data for quarterly periods ended December 30, September 30, July 1 and April 1, 2007 and December 31, October 1, July 2 and April 2, 2006.

	Quarter Ended
(In millions)	Apr. 1, 2007	July 1, 2007	Sept. 30, 2007	Dec. 30, 2007	Total
Net sales	$482.7	$575.9	$526.1	$521.6	$2,106.3
Cost of goods sold	448.2	498.8	465.6	447.1	1,859.7

Gross profit	34.5	77.1	60.5	74.5	246.6
Selling, general and administrative expenses	48.6	55.4	50.4	49.3	203.7
Loss (gain) on sale of property, plant and equipment	0.4	(1.7)	(10.2)	2.4	(9.1)

Operating (loss) income	(14.5)	23.4	20.3	22.8	52.0
Interest expense, net	21.0	22.5	18.9	17.0	79.4
Prepayment penalty	—	1.3	—	—	1.3
Loss on debt extinguishment	—	4.0	—	—	4.0
Other (income) expense, net	(0.4)	(1.3)	(1.9)	(0.7)	(4.3)

(Loss) income from continuing operations before income taxes	(35.1)	(3.1)	3.3	6.5	(28.4)
Income tax provision (benefit)	0.6	(2.9)	0.6	(17.8)	(19.5)

(Loss) income from continuing operations	(35.7)	(0.2)	2.7	24.3	(8.9)
(Loss) income from discontinued operations	(3.1)	3.3	2.7	(3.0)	(0.1)
Gain on sale of discontinued operations	—	—	—	77.2	77.2

Net (loss) income	$(38.8)	$3.1	$5.4	$98.5	$68.2

	Quarter Ended
(In millions)	Apr. 2, 2006	July 2, 2006	Oct. 1, 2006	Dec. 31, 2006	Total
Net sales	$481.1	$579.5	$528.2	$534.2	$2,123.0
Cost of goods sold	439.1	504.5	477.9	499.8	1,921.3

Gross profit	42.0	75.0	50.3	34.4	201.7
Selling, general and administrative expenses	55.6	62.3	48.5	50.0	216.4
Impairment of goodwill	—	228.5	—	—	228.5
Loss on sale of property, plant and equipment	0.8	0.9	1.3	1.5	4.5

Operating (loss) income	(14.4)	(216.7)	0.5	(17.1)	(247.7)
Interest expense, net	16.9	18.3	19.2	20.6	75.0
Other (income) expense, net	(0.9)	(2.4)	(1.1)	(2.4)	(6.8)

Loss from continuing operations before income taxes	(30.4)	(232.6)	(17.6)	(35.3)	(315.9)
Income tax (benefit) provision	(12.9)	68.9	0.5	(0.2)	56.3

Loss from continuing operations	(17.5)	(301.5)	(18.1)	(35.1)	(372.2)
(Loss) income from discontinued operations	(2.8)	0.7	(1.8)	1.1	(2.8)

Net loss	$(20.3)	$(300.8)	$(19.9)	$(34.0)	$(375.0)

The results for all quarters of 2006 and the quarters ended April 1, July 1 and September 30, 2007, have been adjusted to reflect the Hoffmaster division and Japanese subsidiaries as discontinued operations (Note 4).

The results for all quarters of 2006 and the quarters ended April 1 and July 1, 2007 have been adjusted to reflect the immaterial correction of errors in the Company’s prior period financial statements (Note 6). The corrections increased cost of goods sold (depreciation expense) by $0.1 million in each of the six quarters affected, and increased income tax provision by $0.1 million and $1.3 million in the quarters ended April 2, 2006 and July 2, 2006, respectively.

(21)	Guarantors

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

The Statements of Operations for the years ended December 31, 2006 and January 1, 2006 include an adjustment between Solo Delaware and the other guarantors reflecting an immaterial correction of an error during these periods which related to deferred income taxes. For the year ended December 31, 2006, the income tax benefit for Solo Delaware was decreased by $2.1 million and the income tax provision for the other guarantors was decreased by $2.1 million. There was no impact to the consolidated income tax provision (benefit) or the Statement of Cash Flows during the periods effected.

(21)	Guarantors (Continued)

	Condensed Consolidated Balance Sheet December 30, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10,464	$4,881	$18,238	$—	$33,583
Accounts receivable:
Trade	—	142,620	17,447	—	160,067
Other	89,968	68,540	505	(149,190)	9,823
Inventories	—	280,301	22,435	(1,699)	301,037
Deferred income taxes	—	40,470	707	445	41,622
Prepaid expenses and other current assets	17	45,144	3,578	(1)	48,738

Total current assets	100,449	581,956	62,910	(150,445)	594,870
Property, plant and equipment, net	—	498,100	39,334	—	537,434
Goodwill and intangible assets, net	—	23,162	—	—	23,162
Other assets	74,042	49,672	2,624	(99,306)	27,032

Total assets	$174,491	$1,152,890	$104,868	$(249,751)	$1,182,498

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$139,120	$79,546	$17,085	$(149,189)	$86,562
Accrued expenses and other current liabilities	19,539	87,384	8,830	—	115,753
Short-term debt	—	50	—	—	50
Current maturities of long-term debt	1,044	274	1,478	—	2,796

Total current liabilities	159,703	167,254	27,393	(149,189)	205,161
Long-term debt, net of current maturities	—	754,285	1,912	—	756,197
Deferred income taxes	—	50,711	3,697	—	54,408
Other liabilities	—	78,260	10,335	(7,926)	80,669

Total liabilities	159,703	1,050,510	43,337	(157,115)	1,096,435

Shareholder’s equity:
Common stock	—	—	843	(843)	—
Additional paid-in capital	45,875	266,504	24,158	(81,542)	254,995
(Accumulated deficit) retained earnings	(24,276)	(175,650)	28,674	(10,251)	(181,503)
Accumulated other comprehensive (loss) income	(6,811)	11,526	7,856	—	12,571

Total shareholder’s equity	14,788	102,380	61,531	(92,636)	86,063

Total liabilities and shareholder’s equity	$174,491	$1,152,890	$104,868	$(249,751)	$1,182,498

(21)	Guarantors (continued)

	Condensed Consolidated Balance Sheet December 31, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,231	$7,992	$11,211	$—	$20,434
Accounts receivable:
Trade	—	146,780	16,635	—	163,415
Other	270,995	37,537	757	(284,472)	24,817
Inventories	—	321,375	21,229	(1,224)	341,380
Deferred income taxes	481	31,163	131	445	32,220
Prepaid expenses and other current assets	25	85,365	6,396	(57,384)	34,402
Assets related to discontinued operations	—	97,178	29,885	—	127,063

Total current assets	272,732	727,390	86,244	(342,635)	743,731
Property, plant and equipment, net	—	631,876	34,823	—	666,699
Goodwill and intangible assets, net	—	36,833	—	—	36,833
Other assets	86,907	5,126	122	(53,929)	38,226
Assets related to discontinued operations	—	35,286	19,192	—	54,478

Total assets	$359,639	$1,436,511	$140,381	$(396,564)	$1,539,967

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$—	$376,634	$20,687	$(284,541)	$112,780
Accrued expenses and other current liabilities	22,259	86,422	9,188	—	117,869
Current maturities of long-term debt	6,500	269	1,327	—	8,096
Liabilities related to discontinued operations	—	27,575	15,256	—	42,831

Total current liabilities	28,759	490,900	46,458	(284,541)	281,576
Long-term debt, net of current maturities	290,551	642,539	7,155	—	940,245
Deferred income taxes	1,619	48,893	3,169	—	53,681
Other liabilities	—	28,489	20,780	(3,650)	45,619
Liabilities related to discontinued operations	—	206,928	2,283	—	209,211

Total liabilities	320,929	1,417,749	79,845	(288,191)	1,530,332
Shareholder’s equity:
Common stock	—	—	2,114	(2,114)	—
Additional paid-in capital	48,492	266,504	39,168	(96,552)	257,612
(Accumulated deficit) retained earnings	(10,707)	(245,511)	16,246	(9,707)	(249,679)
Accumulated other comprehensive income (loss)	925	(2,231)	3,008	—	1,702

Total shareholder’s equity	38,710	18,762	60,536	(108,373)	9,635

Total liabilities and shareholder’s equity	$359,639	$1,436,511	$140,381	$(396,564)	$1,539,967

(21)	Guarantors (continued)

	Consolidated Statement of Operations For the Year Ended December 30, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$1,988,344	$214,171	$(96,257)	$2,106,258
Cost of goods sold	—	1,766,879	188,428	(95,624)	1,859,683

Gross profit	—	221,465	25,743	(633)	246,575
Selling, general and administrative expenses	(451)	192,935	11,256	(89)	203,650
Gain on sale of property, plant and equipment	—	(7,814)	(1,273)	—	(9,087)

Operating income	451	36,344	15,761	(544)	52,012
Interest expense, net	12,863	67,461	404	—	80,728
Loss on debt extinguishment	—	3,962	—	—	3,962
Foreign currency exchange gain, net	—	(2,158)	(1,932)	—	(4,090)
Other income, net	—	(184)	—	—	(184)

(Loss) income from continuing operations before income taxes	(12,412)	(32,737)	17,289	(544)	(28,404)
Income tax provision (benefit)	1,157	(25,362)	4,744	—	(19,461)

Net (loss) income from continuing operations	(13,569)	(7,375)	12,545	(544)	(8,943)
Income (loss) from discontinued operations, net of income tax provision of $1,945 and $1,098	—	3,107	(3,251)	—	(144)
Gain on sale of discontinued operations, net of income tax provision of $17,671	—	77,263	—	—	77,263

Net (loss) income	$(13,569)	$72,995	$9,294	$(544)	$68,176

	Consolidated Statement of Operations For the Year Ended December 31, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$2,013,989	$191,146	$(82,166)	$2,122,969
Cost of goods sold	—	1,835,624	167,131	(81,444)	1,921,311

Gross profit	—	178,365	24,015	(722)	201,658
Selling, general and administrative expenses	903	204,973	10,688	(122)	216,442
Impairment of goodwill	18,988	209,431	118	—	228,537
Loss on sale of property, plant and equipment	—	4,363	68	—	4,431

Operating (loss) income	(19,891)	(240,402)	13,141	(600)	(247,752)
Interest expense, net	6,369	67,635	949	—	74,953
Foreign currency exchange gain, net	—	(6,353)	(510)	—	(6,863)
Other expense (income), net	—	62	(7)	—	55

(Loss) income from continuing operations before income taxes	(26,260)	(301,746)	12,709	(600)	(315,897)
Income tax (benefit) provision	(2,554)	54,193	5,090	(445)	56,284

Net (loss) income from continuing operations	(23,706)	(355,939)	7,619	(155)	(372,181)
Income (loss) from discontinued operations, net of income tax provision (benefit) of $914 and $(679)	—	1,252	(4,113)	—	(2,861)

Net (loss) income	$(23,706)	$(354,687)	$3,506	$(155)	$(375,042)

(21)	Guarantors (continued)

	Consolidated Statement of Operations For the Year Ended January 1, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,973,381	$168,326	$(68,181)	$2,073,526
Cost of goods sold	—	1,751,300	151,077	(66,925)	1,835,452

Gross profit	—	222,081	17,249	(1,256)	238,074
Selling, general and administrative expenses	238	211,552	8,661	(741)	219,710
(Gain) loss on sale of property, plant and equipment	—	(6,398)	17	—	(6,381)

Operating (loss) income	(238)	16,927	8,571	(515)	24,745
Interest expense, net	(3,593)	63,345	1,073	—	60,825
Foreign currency exchange loss (gain), net	—	5,408	(1,315)	—	4,093
Other income, net	—	(9,439)	(67)	9,443	(63)

Income (loss) from continuing operations before income taxes	3,355	(42,387)	8,880	(9,958)	(40,110)
Income tax provision (benefit)	869	(18,724)	2,996	—	(14,859)

Net income (loss) from continuing operations	2,486	(23,663)	5,884	(9,958)	(25,251)
Income (loss) from discontinued operations, net of income tax provision of $3,694 and 2,048	—	6,395	(754)	—	5,641

Net income (loss)	$2,486	$(17,268)	$5,130	$(9,958)	$(19,610)

(21)	Guarantors (continued)

	Condensed Consolidated Statement of Cash Flows For the Year Ended December 30, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities – continuing operations	$397,595	$(320,714)	$10,067	$86,948
Net cash provided by (used in) operating activities – discontinued operations	—	8,868	(238)	8,630

Net cash provided by (used in) operating activities	$397,595	$(311,846)	$9,829	$95,578

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of discontinued operations	$—	$210,043	$—	$210,043
Purchase of property, plant and equipment	—	(44,758)	(2,407)	(47,165)
Proceeds from sale of property, plant and equipment	—	140,853	2,293	143,146

Net cash provided by (used in) investing activities – continuing operations	—	306,138	(114)	306,024
Net cash provided by (used in) investing activities – discontinued operations	—	148	(533)	(385)

Net cash provided by (used in) investing activities	$—	$306,286	$(647)	$305,639

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving credit facilities	$(72,500)	$—	$(94)	$(72,594)
Repayments of the term notes and other debt, net	(313,475)	(228)	(6,189)	(319,892)
Return of capital to parent	(2,007)	—	—	(2,007)
Debt issuance costs	(380)	—	—	(380)

Net cash used in financing activities – continuing operations	(388,362)	(228)	(6,283)	(394,873)
Net cash used in financing activities – discontinued operations	—	—	(72)	(72)

Net cash used in financing activities	$(388,362)	$(228)	$(6,355)	$(394,945)

Effect of exchange rate changes on cash	$—	$(146)	$1,066	$920

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,233	(5,934)	3,893	7,192
CASH AND CASH EQUIVALENTS, beginning of year	1,231	10,815	14,345	26,391

CASH AND CASH EQUIVALENTS, end of year	$10,464	$4,881	$18,238	$33,583

(21)	Guarantors (continued)

	Condensed Consolidated Statement of Cash Flows For the Year Ended December 31, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities – continuing operations	$(120,136)	$53,711	$13,423	$(53,002)
Net cash provided by operating activities – discontinued operations	—	824	634	1,458

Net cash (used in) provided by operating activities	$(120,136)	$54,535	$14,057	$(51,544)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	$—	$(52,330)	$(2,563)	$(54,893)
Proceeds from sale of property, plant and equipment	—	2,412	9	2,421
Decrease in cash in escrow	15,000	—	—	15,000

Net cash provided by (used in) investing activities – continuing operations	15,000	(49,918)	(2,554)	(37,472)
Net cash (used in) provided by investing activities – discontinued operations	—	(2,506)	6,149	3,643

Net cash provided by (used in) investing activities	$15,000	$(52,424)	$3,595	$(33,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facilities	$42,525	$—	$(575)	$41,950
Borrowings under the term notes and other debt	80,000	1,934	—	81,934
Repayments of the term notes	(8,125)	—	(1,178)	(9,303)
Contribution of capital from parent	(651)	—	—	(651)
Debt issuance costs	(7,805)	—	(204)	(8,009)

Net cash provided by (used in) financing activities – continuing operations	105,944	1,934	(1,957)	105,921
Net cash used in financing activities – discontinued operations	—	—	(6,163)	(6,163)

Net cash provided by (used in) financing activities	$105,944	$1,934	$(8,120)	$99,758

Effect of exchange rate changes on cash	$—	$155	$(236)	$(81)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$808	$4,200	$9,296	$14,304
CASH AND CASH EQUIVALENTS, beginning of year	423	6,615	5,049	12,087

CASH AND CASH EQUIVALENTS, end of year	1,231	10,815	14,345	26,391
Less: Cash and cash equivalents – discontinued operations	—	2,823	3,134	5,957

Cash and cash equivalents – continuing operations	$1,231	$7,992	$11,211	$20,434

(21)	Guarantors (Continued)

	Condensed Consolidated Statement of Cash Flows For the Year Ended January 1, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities – continuing operations	$(24,722)	$12,493	$266	$(11,963)
Net cash provided by operating activities – discontinued operations	—	7,151	6,813	13,964

Net cash (used in) provided by operating activities	$(24,722)	$19,644	$7,079	$2,001

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	(42,597)	(4,000)	(46,597)
Proceeds from sale of property, plant and equipment	—	21,607	1	21,608

Net cash provided by investing activities – continuing operations	—	(20,990)	(3,999)	(24,989)
Net cash used in investing activities – discontinued operations	—	(1,427)	(3,752)	(5,179)

Net cash used in investing activities	$—	$(22,417)	$(7,751)	$(30,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facilities	$33,000	$(27)	$(472)	$32,501
(Repayments) borrowings of the term notes	(6,500)	6	(2,000)	(8,494)
Return of capital to parent, net of contributions from parent	(1,167)	—	—	(1,167)
Debt issuance costs	(1,701)	(1)	(13)	(1,715)
Dividends paid	—	(387)	—	(387)
Increase in restricted cash	—	1,905	—	1,905

Net cash provided by (used in) financing activities – continuing operations	$23,632	$1,496	$(2,485)	$22,643
Net cash provided by financing activities – discontinued operations	—	—	1,844	1,844

Net cash provided by (used in) financing activities	$23,632	$1,496	$(641)	$24,487

Effect of exchange rate changes on cash	$—	$(136)	$48	$(88)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(1,090)	$(1,413)	$(1,265)	$(3,768)
CASH AND CASH EQUIVALENTS, beginning of year	1,513	8,028	6,314	15,855

CASH AND CASH EQUIVALENTS, end of year	423	6,615	5,049	12,087
Less: Cash and cash equivalents – discontinued operations	—	1,006	680	1,686

Cash and cash equivalents – continuing operations	$423	$5,609	$4,369	$10,401

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended) as of the end of the period covered by this report.

Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 30, 2007 and all material weaknesses in our internal control over financial reporting previously reported have been remediated and no longer exist as of December 30, 2007.

Management Report on Internal Control Over Financial Reporting

The following management report shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment using those criteria, management concluded that Solo Cup Company’s (the “Company”) internal control over financial reporting as of December 30, 2007, was effective.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to furnish only management’s report with this annual report on Form 10-K.

Changes in Disclosure Controls and Procedures

Controls over the Spare Parts Inventory Accuracy and Valuation. As of September 30, 2007, we had not completed the implementation of policies and procedures intended to ensure that the accounting records for spare parts inventories were accurately maintained and the accounting for the reserve for obsolete spare parts inventory was consistent among all operating units. During 2007, we published policies and procedures designed to ensure that the accounting records for spare parts inventories were accurately maintained and the accounting for the reserve for obsolete spare parts inventory was consistent among all operating units. During the fourth quarter of 2007, we substantially completed the process of implementing these policies and procedures including the corresponding employee training.

As a result of these changes in internal control over financial reporting, management believes that the material weakness in internal control over the Spare Parts Inventory Accuracy and Valuation no longer exists as of December 30, 2007.

Item 9B.	Other Information.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of our executive officers and directors as of March 10, 2008.

Name	Age	Position	Date First Elected
Kevin A. Mundt	54	Chairman of the Board, Chairman of the Audit Committee, Member of the Compensation Committee	12/15/06(1)
Robert L. Hulseman	75	Chairman Emeritus of the Board	1/29/04(2)
Robert M. Korzenski	53	Chief Executive Officer, President and Director	4/15/04(2)
Robert D. Koney, Jr.	51	Chief Financial Officer and Executive Vice President	4/2/07
Thomas A. Pasqualini	50	Executive Vice President – Supply Chain	4/15/04(2)
Jan Stern Reed	48	Executive Vice President – Human Resources, General Counsel and Secretary	11/30/04(2)
Robert J. Fronberry	53	Chief Information Officer and Senior Vice President	11/12/07
Steven J. Jungmann	44	Senior Vice President – Consumer Sales and Marketing	4/10/07
Peter J. Mendola	51	Senior Vice President - Operations	4/2/07
Malcolm S. Simmonds	45	Senior Vice President – Foodservice Sales and Marketing	4/2/07
Peter W. Calamari	33	Director, Member of the Audit Committee	12/15/06(1)
Neil Harrison	55	Director, Member of the Audit Committee	4/2/07
James R. Hulseman	53	Director	8/3/07
John D. Hulseman	51	Director	8/3/07
Sheila M. Hulseman	72	Director	1/29/04
Jeffrey W. Long	51	Director, Chair of the Compensation Committee	12/15/06(1)
Stephen E. Macadam	47	Director, Member of the Audit Committee	2/6/07
Daniel S. O’Connell	54	Director, Member of the Compensation Committee	2/28/04(1)

(1)

Messrs Calamari, Long, Mundt and O’Connell are each employees and equity owners of Vestar Capital Partners, an affiliate of the Company due to their ownership of 32.7% of the voting stock of SCIC, the Company’s parent.

(2)

Please refer to the identified individual’s biography set forth below for additional Director or Executive positions held by such individual while at the Company and the term such position(s) was held.

Kevin A. Mundt is a director and has served as Chairman of the Board since December 2006. Mr. Mundt is a managing director of Vestar Capital Partners which he joined in 2004. Previously he was a Managing Director of Mercer Oliver Wyman, the financial consulting arm of Marsh and McLennan from 1998 to 2003. Prior to that, beginning in 1983, he was one of the founders of Corporate Decisions, Inc., which was acquired by Marsh and McLennan. Mr. Mundt is also currently a director of Birds Eye Foods, Sunrise Medical, MediMedia, Fiorucci, SpA, National Mentor and Huish Detergents.

Robert L. Hulseman is a director and has served as Chairman Emeritus since December 2006. He served as Chairman and Chief Executive Officer of the Company from January 2004 until December 2006. Mr. Hulseman served as Chairman and Chief Executive Officer of Solo Illinois from January 1998 to October 2005 and served as a director of Solo Illinois from April 1956 to June 2005. He began his career in the disposable foodservice and food packaging products industry with Solo Cup Company in 1950. Mr. Hulseman is also the husband of Sheila M. Hulseman, and the uncle James R. and John D. Hulseman.

Robert M. Korzenski is a director and Chief Executive Officer and President of the Company having served as director and President since April 2006 and as the Chief Executive Officer since August 2006. Prior to that, he served as Executive Vice President – Sales and Marketing of the Company from February 2005 until April 2006. Prior to that, he served as Senior Vice President – Integration; Hoffmaster-Fonda Brands of Solo Cup Company and Solo Illinois from February 2004 to February 2005. Mr. Korzenski served as President of the Hoffmaster brand of Sweetheart from March 2002 until February 2004. Prior to that, Mr. Korzenski served at The Fonda Group, Inc. from March 1995 until March 2002, most recently as President and Chief Operating Officer from March 1998 to March 2002.

Robert D. Koney, Jr. is Chief Financial Officer and Executive Vice President of the Company having served in that capacity since April 2007. Prior to joining the Company, Mr. Koney was Chief Financial Officer and Senior Vice President

of Russell Corporation, an athletic and sporting goods company, from September 2004 to December 2006. Mr. Koney also served at Goodrich Corporation (NYSE: GR), a global supplier of systems and services to the aerospace and defense markets, from 1986 to 2004, most recently as Vice President, Corporate Controller and Principal Accounting Officer from 1998 to 2004.

Thomas A. Pasqualini is Executive Vice President – Supply Chain of the Company having served in that capacity since June 2005 and Mr. Pasqualini also served in the capacity of Executive Vice President – Operations from April 2006 to April 2007. From July 2004 to June 2005, Mr. Pasqualini served as Senior Vice President – Global Supply Chain and from February 2004 to July 2004, he served as Senior Vice President – Integration: Sweetheart Brands of the Company and of Solo Illinois. From August 2002 to February 2004, Mr. Pasqualini served as Senior Vice President – Manufacturing and Logistics of Sweetheart. For five years prior to that, he was Vice President of Logistics and Distribution and director of Distribution at Sweetheart.

Jan Stern Reed is Executive Vice President – Human Resources, General Counsel and Secretary of the Company having served in that capacity since April 2006. Prior to that, Ms. Reed served as Executive Vice President, General Counsel and Secretary of the Company from June 2005 to April 2006. From December 2004 to June 2005, she served as Senior Vice President, General Counsel and Secretary of the Company. Prior to joining the Company, Ms. Reed served as Associate General Counsel and Corporate Secretary for Baxter International Inc. (NYSE: BAX), a global developer and manufacturer of products used in the health care field, from February 1998 to November 2004, and also served as its Chief Governance Officer from March 2003 to November 2004.

Robert J. Fronberry is Chief Information Officer and Senior Vice President of the Company, having served in that capacity since November 2007. Prior to joining the Company, Mr. Fronberry served as Chief Information Officer for Broan Nutone Group, a building products company, from April 2001 to November 2007. Mr. Fronberry also served as Chief Information Officer of Vivendi Water, a manufacturer and distributor of water treatment equipment and services from 1997 to 2001.

Steven J. Jungmann is Senior Vice President – Consumer Sales and Marketing of the Company, having served in that capacity since April 2007. Prior to joining the Company, Mr. Jungmann was Senior Vice President of Sales for Spectrum Brands, a global consumer products company with a diverse portfolio including Rayovac and Remington, from January 2006 to April 2007. Mr. Jungmann also served at Kraft Foods Inc. (NYSE: KFT), a global food and beverage company, as Vice President – Category Sales from February 2003 to December 2005, as Vice President – Strategy from August 2002 to January 2003 and Senior Director – Strategy from January 2002 to December 2002.

Peter J. Mendola is Senior Vice President – Operations of the Company, having served in that capacity since April 2007. Prior to joining the Company, Mr. Mendola spent 19 years at Georgia Pacific/Dixie®, a world-wide manufacturer and marketer of tissue, packaging, paper, pulp and building products, most recently at Vice President – Paper Operations from 2004 until 2007 and Vice President – Supply Chain and Technical Services from 2001 to 2004.

Malcolm S. Simmonds is Senior Vice President – Foodservice Sales and Marketing of the Company, having served in that capacity since April 2007. Prior to that, Mr. Simmonds was Senior Vice President and General Manager – Foodservice Bakery of The Schwann Food Company™, a multi-billion dollar private company selling fine frozen foods world-wide, from August 2005 to April 2007. From July 1998 to August 2005 Mr. Simmonds held the positions of Director – Marketing and Vice President – Marketing for Foodservice and Specialty Brands division of Sara Lee Corporation (NYSE: SLE).

Peter W. Calamari is a director of the Company, having served in that capacity since December 2006. He joined Vestar Capital Partners in 1999 and is currently a Principal. Prior to joining Vestar, Mr. Calamari was a member of the Mergers & Acquisitions group at Merrill Lynch. Mr. Calamari also currently serves as a director of Birds Eye Foods, Duff & Phelps Corporation and Consolidated Container Corporation.

Neil Harrison is a director of the Company, having served in that capacity since April 2007. Mr. Harrison has served as the Chairman, President and Chief Executive Officer of Birds Eye Foods, an international producer of canned, bottled and frozen products, since September 2005. Prior to that time Mr. Harrison was Chairman, President and Chief Executive Officer of Atkins Nutritionals Inc. from February 2005 to June 2005. Prior to that role, Mr. Harrison was with the H.J. Heinz Company (NYSE: HNZ), where he served as an Executive Vice President – H. J. Heinz and President and Chief Executive Officer – Heinz North America from 2002 to 2004. Previously at Heinz, and from 1999 to 2002, Mr. Harrison was the President and Chief Executive Officer – Heinz Frozen Food Company.

James R. Hulseman is a director of the Company, having served in that capacity since August 2007. Mr. Hulseman is currently Vice President – Special Projects of Solo Cup Operating Corporation, the operating subsidiary of the Company. He previously held the position of Vice President – Global Quality Initiatives from 2002 to 2007 and prior to that as Vice President – Quality from October 2000. James R. Hulseman is the brother of John D. Hulseman, a Director of the Company. He is also the nephew of Robert L. Hulseman, Chairman Emeritus and Sheila M. Hulseman, director, of the Company.

John D. Hulseman is a director of the Company, having served in that capacity since August 2007. Mr. Hulseman has held the position of Energy Manager of Solo Cup Operating Corporation since 2006. From 2001 until 2006 he was a Production Manager. John D. Hulseman is the brother of James R. Hulseman, a Director of the Company. He is also the nephew of Robert L. Hulseman, Chairman Emeritus and Sheila M. Hulseman, director, of the Company.

Sheila M. Hulseman is a director of the Company, having served in that capacity since January 2004. Ms. Hulseman served as a director of Solo Illinois from April 1989 to June 2005. Ms. Hulseman is the wife of Robert L. Hulseman and the aunt of James R. and John D. Hulseman.

Jeffrey W. Long is a director of the Company, having served in that capacity since December 2006. Mr. Long has been a managing director of Vestar Capital Partners since September 2005. Before that, Mr. Long was a Principal at McKinsey and Company, Inc. from June 1999 to August 2005. Mr. Long is currently a director and member of the Audit and Compensation committees at Argo-Tech since January 2006 and a director of St. John Knits International, Inc. since February 2006.

Stephen E. Macadam is a director of the Company, having served in that capacity since February 2007. Mr. Macadam served as Chief Executive Officer and a director of BlueLinx Holdings Inc. (NYSE: BXC), a distributor of building products for commercial and residential construction, having served in those capacities from October 2005 and June 2004, respectively, to March 10, 2008. Mr. Macadam served as the President and Chief Executive Officer of Consolidated Container Company from August 2001 to October 2005. Mr. Macadam served at Georgia-Pacific Corporation as Executive Vice President, Pulp & Paperboard from July 2000 until August 2001 and as Senior Vice President, Containerboard & Packaging from March 1998 until July 2000. From 1988 until 1998, Mr. Macadam held positions of increasing responsibility with McKinsey and Company, Inc., which culminated in the role of Principal in charge of McKinsey’s Charlotte, North Carolina operation.

Daniel S. O’Connell, is a director of the Company, having served in that capacity since February 2004. Mr. O’Connell is the Chief Executive Officer and founder of Vestar Capital Partners. Prior to founding Vestar Capital Partners in 1998, Mr. O’Connell was a Managing Director and Co-Head of the Management Buyout Group at The First Boston Corporation. Mr. O’Connell is currently a director of Birds Eye Foods, Inc., Huish Detergents Inc., Sunrise Medical, Inc., St. John Knits International, Inc., and National Mentor.

Pursuant to the Stockholders Agreement between the Company, SCIC, Vestar, SCC Holding and certain other parties, Messrs. Mundt, Calamari, Harrison, Long, Macadam and O’Connell serve on the Company’s board of directors as designees of Vestar; and Messrs. Korzenski, Robert L. Hulseman, James R. Hulseman, James D. Hulseman and Ms. Sheila M. Hulseman serve on the Company’s board of directors as designees of SCC Holding, and Mr. Mundt serves as Chairman of the board of the Company as Vestar’s designee to that position. There are no other arrangements or understandings between any member of the board of directors or executive officer and any other person pursuant to which that person was elected or appointed to his or her position.

Board Meetings and Committees

In February 2007, the Board of Directors of the Company formed an Audit Committee and a Compensation Committee. The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities. The Audit Committee reviews the Company’s financial reporting process, its system of internal controls, the audit process and the process of monitoring the Company’s compliance with laws and regulations. The Board did not designate any director as the “audit committee financial expert,” as defined by the SEC. Mr. Mundt serves as the chair of the Company’s Audit Committee. Mr. Mundt is not “independent,” under the standards established by the New York Stock Exchange. The Compensation Committee reviews the Company’s employee benefit plans and executive compensation. The charters for each of the Audit Committee and Compensation Committee are available free of charge on the Company’s website, www.solocup.com, under the heading “Investor Relations” under the “About Solo” link. In 2007, the Board of Directors held nine meetings, the Audit Committee held six meetings and the Compensation Committee met once. No director attended fewer than 75 percent of the total meetings held by the Board of Directors or the total committee meetings of the Board on which the director served. Set forth below is the Report issued by the Audit Committee for 2007.

AUDIT COMMITTEE REPORT

Management is responsible for the preparation, presentation and integrity of Solo Cup’s consolidated financial statements and the reporting process including Solo Cup’s internal controls over financial reporting and its effectiveness. The independent registered public accounting firm of KPMG LLP (KPMG) is responsible for performing an independent audit of Solo Cup’s consolidated financial statements. The Audit Committee’s responsibility is to monitor and oversee these activities and processes. In this context, the Audit Committee reports as follows:

1.	The Audit Committee has reviewed and discussed with management Solo Cup’s consolidated financial statements for the year ended December 30, 2007 and management has represented that the consolidated financial statements were prepared in accordance with generally accepted accounting principles;

2.	The Audit Committee also met privately with KPMG, and discussed issues deemed significant by KPMG including the matters required to be discussed by Statement on Auditing Standards No. 114 (The Auditor’s Communication with Those Charged with Governance);

3.	The Audit Committee has received the written disclosures and the letter from KPMG required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as amended, and has discussed KPMG’s independence from Solo Cup and management with representatives of Solo Cup; and

4.	The Audit Committee also has considered whether the provision by KPMG of non-audit services to Solo Cup is compatible with maintaining KPMG’s independence and pre-approved non-audit services performed by KPMG.

Based on the reviews and discussions referred above, the Audit Committee has recommended to the Board of Directors that the audited financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007 for filing with the Securities and Exchange Commission.

Respectfully submitted by the members of the Audit Committee:

Kevin A. Mundt, Chairman

Stephen E. Macadam

Peter W. Calamari

Neil Harrison

Code of Business Conduct

The Company has a Code of Business Conduct, amended as of March 1, 2007, that applies to all of its employees, including its Chief Executive Officer and President, Chief Financial Officer and Corporate Controller. The revised Code of Business Conduct is available free of charge on the Company’s website, www.solocup.com, under the heading “Working at Solo.”

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The following discussion is provided to give an understanding of the Company’s compensation policies and decisions regarding the named executive officers.

Background: In February 2007, the Board established a formal compensation committee to oversee our executive compensation program. Prior to that time, our compensation policies and philosophy were primarily an extension of long-standing practices that had been in effect for many years when Solo Illinois was privately-held. The discussion in this section does not apply to the Hulseman family members who are identified in Item 13 “Certain Relationships and Related Transactions, and Director Independence” below, as their compensation is determined by the terms of the Stockholders Agreement dated as of February 27, 2004 among the Company, Vestar, Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding, SCIC and certain management investors (filed as exhibit 10.18 to the Company’s Registration Statement on Form S-4 dated as of June 24, 2004 and filed June 25, 2004 [SEC File No. 333-116843]) and the Transition Agreement dated December 14, 2006 and entered into among the Company, Vestar, Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding and SCIC (the “Transition Agreement”)(filed as Exhibit 10.1 to the Form 8-K filed on December 15, 2006 [SEC File No. 333-116843]). There were significant changes that occurred during the first quarter of 2007 with regard to executive compensation. These changes were recommended by our newly-formed compensation committee, and approved by our board of directors with the intent to (i) more closely align the executive officers with the rest of senior management as well as the entire employee team; (ii) attract new executive talent at compensation levels that are market competitive; (iii) retain existing executive officers; and (iv) recognize our recent financial performance and current leverage position.

Compensation Philosophy: Our compensation philosophy is to provide a competitive total rewards program, including competitive total pay and benefits and, where appropriate, incentive opportunities in order to attract, retain, and engage highly qualified and motivated individuals, maintain a performance-driven culture, and support the overall business objectives, while maintaining a balance between work and family life. The total rewards approach includes a compensation program that will: deliver pay to individual employees in an equitable manner based on personal and Company performance; support our employees’ contributions to Company goals; and encourage and reward individual career development. We place significant emphasis on variable compensation, and accordingly, have established both a short and long term incentive plan for key management employees.

Process for Determining Executives’ Compensation: Five of the Company’s eight executive officers were recruited into the Company during 2007, and compensation for each of such officer was determined according to each individual’s specific circumstances, within certain parameters. Each position for which we recruited was analyzed prior to identifying any individual candidates based on the criteria identified for the job and the median market compensation for that position. After the candidates were identified and selected, the compensation committee and management worked together to develop a compensation package that was market competitive and sufficiently rewarding to attract talent to the Company, taking into account the candidate’s current compensation, current position and experience base. For the three executive officers who were not new to the Company, the compensation committee determined their 2007 compensation based on a number of factors, including their individual performance contributions during 2006, the roles and responsibilities each assumed in light of the significant management turnover at the executive level, the Company’s financial performance and the expected achievement of the goals and objectives established for 2007.

Compensation Components: Our executive compensation during 2007 included base salary, a cash bonus opportunity, benefits, a long term incentive cash award opportunity and perquisites. We do not have any formal or informal policy or target for allocating compensation between long-term and short term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components.

Base Salaries. Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives. Base salaries for our executives, together with other components of compensation, are evaluated for adjustment annually by the CEO based on an assessment of an executive’s performance and compensation trends in our industry, after which a recommendation by the CEO is presented to the compensation committee for ultimate approval by the board of directors.

Cash Bonuses. In addition to base salaries, our executives are eligible to receive cash bonuses based primarily on the Company’s financial performance measured on an annual basis and, to a lesser degree, individual objectives. These cash bonuses are intended to compensate for an executive’s contribution to the achievement of our strategic, operational and financial goals. Our annual bonuses are paid under our annual incentive bonus plan (known as the “Management Incentive

Plan” or “MIP”) which provides for a cash bonus, dependent upon the Company’s obtaining specified earnings before interest, taxes, depreciation and amortization adjusted for certain items, such as non-cash charges and restructuring charges (known as “Adjusted EBITDA” and defined in the First Lien), calculated as a percentage of the executive’s base salary. If the Company does not meet 85% of the targeted annual EBITDA amount, there is no payout under the MIP. The target bonus percent for each executive officer is between 50% and 65% of that executive’s base salary. If corporate financial performance measures are exceeded, executives may receive up to 200% of their target bonus that is based on the corporate financial performance measure. The CEO and compensation committee have the discretion to adjust the actual MIP award amount based on achievement of individual performance goals for the year.

Our compensation committee recommends to the board for approval the annual incentive target award and payout for each of the named executive officers, with the CEO providing recommendations to the compensation committee for each named executive officer other than himself. The compensation committee followed this practice with regard to 2007 MIP awards to executive officers.

For 2007, we expanded the total pool of employees eligible to participate in the MIP to include all managers and above. The target annual EBITDA amount was set by the compensation committee and the board of directors, and was subject to adjustment based on the successful completion of the divestiture of certain business lines scheduled to occur throughout the year. The Company exceeded the targeted EBITDA, and accordingly, the bonus pool was funded at a 150% payout level for all MIP participants, including the executive officers. Actual awards were based not only upon the Company’s financial performance, but on each individual’s performance for the year. The percent allocated between EBITDA achievement and individual performance varies under the MIP, depending upon the participant’s level in the Company.

For 2007, the target bonus award for each of Messrs Korzenski, Pasqualini and Koney and Ms. Reed was 65% of their respective base salaries, and for Mr. Simmonds, was 50% of his base salary. At its February 2008 meeting, the compensation committee awarded cash bonuses under the MIP to the “named executive officers” (“NEOs”) for 2007 in the amounts shown in the summary compensation table that follows this Compensation Discussion and Analysis, which awards were subsequently approved by the board of directors. At its March 2008 meeting, the compensation committee recommended, and the full board approved, the following 2008 annual salaries and target bonus award percentages for the NEO’s as follows:

Name	2008 Salary	2008 MIP Target Award
Mr. Korzenski	$735,000	65%
Mr. Koney	$385,000	65%
Mr. Pasqualini	$410,000	65%
Ms. Reed	$450,000	65%
Mr. Simmonds	$325,000	55%

Stock Options. In 2007, the board of directors cancelled all outstanding vested and unvested options awarded under the SCIC’s Management Investment and Incentive Compensation Plan (the “Plan”).

Benefits and Perquisites. Prior to 2007, the Company maintained certain benefit plans only for and provided certain perquisites only to executive officers, certain other management members and the Hulseman family members. In 2007, the executive officers and all other participants in these plans were transitioned to the same medical, dental, life, disability, vision, and insurance benefit plans as those which are provided to all other employees in the Company on the same basis, terms and conditions. In addition, perquisites that were only offered to NEOs were terminated. The NEOs currently receive substantially the same perquisites as those available to all employees. Mr. Korzenski, Ms. Reed and Mr. Pasqualini continue to receive the whole life insurance policy in the amount of $250,000 or a comparable annuity payment.

Long Term Incentive Plan. See discussion below under the heading “Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year-End. The Compensation Committee believes that this plan will provide a significant long term incentive for key senior management team members and continue to promote a performance based philosophy.

Retirement Benefits

Executive officers also participate in the Company’s 401(k) plan, a tax-qualified retirement savings plan available to all employees, pursuant to which employees are permitted to defer a portion of their income under the 401(k) plan. The Company currently makes a matching contribution of 75% on the first 2% contributed by the employee and 50% on the next 4% contributed by the employee up to a maximum of $15,000 on a before tax basis. We do not maintain any defined benefit plans in which our NEOs participate. We offer a deferred compensation plan; none of our current NEOs participated in this plan during 2007.

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

Compensation Committee

Jeffrey W. Long, Chair Kevin A. Mundt Daniel S. O’Connell

The following table sets forth the compensation earned by the named individual for all services rendered during the fiscal year ended December 30, 2007 in all capacities to Solo Delaware and its subsidiaries. The individuals identified in the table below are referred to as the “named executive officers” throughout this Form 10-K.

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year		Salary($)	Bonus($)		Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Robert M. Korzenski	2007		725,584	375,000	(5)	716,625	—	52,885	1,870,094
Chief Executive Officer and President	2006		611,250	—		—	(4,000)	86,808	698,058

Robert D. Koney, Jr.	2007	(6)	281,249	15,000	(7)	341,250	—	215,250	852,749
Chief Financial Officer and EVP	2006	(6)	—	—		—	—	—	—

Thomas A. Pasqualini	2007		404,622	—		399,750	—	99,211	903,583
EVP – Operations	2006		368,125	97,500	(8)	—	—	153,907	619,532

Jan Stern Reed	2007		443,275	—		438,750	—	65,768	947,793
EVP-HR, General Counsel and Secretary	2006		372,062	170,000	(8)	—	—	72,481	614,543

Malcolm S. Simmonds	2007	(6)	209,808	25,000	(7)	228,750	—	280,173	743,731
SVP – Foodservice Sales and Marketing	2006	(6)	—	—		—	—	—	—

(1)

Eric A. Simonsen served as the Company’s Interim Chief Financial Officer from July 27, 2006 to January 12, 2007. Mr. Simonsen was a managing director of AlixPartners, LLC, and the Company did not directly pay him any salary or benefits.

(2)	Amounts for 2007 represent the annual incentive awards issued under the 2007 Management Incentive Plan but paid in 2008, which is discussed above under “Compensation, Discussion and Analysis”.
(3)

For 2006, the Company sponsored the Fonda Group Inc. Retirement Plan for Salaried Continuing Employees, a frozen plan. This plan was transferred to the buyer of the assets of the Company’s Hoffmaster business in October 2007 and is no longer a plan sponsored by the Company. The amount reflected is the change in pension value from December 31, 2005 to December 31, 2006, assumes a discount rate of 5.75% and is not included in the Total Compensation Column.

(4)	Amounts in this column consist of those items identified in the table “All Other Compensation Table” immediately following the Summary Compensation Table.
(5)

Transaction bonus received in connection with the sale of the Company’s Hoffmaster business in October 2007 as previously disclosed in the Company’s Form 8-K filed with the Securities and Exchange Commission on October 17, 2007.

(6)	Mr. Koney and Mr. Simmonds joined the Company in April 2007.
(7)	Represents amounts paid for a sign-on bonus.

(8)	Represents a discretionary bonus awarded by the compensation committee in recognition of additional responsibilities undertaken by an understaffed management team.

ALL OTHER COMPENSATION TABLE

The following table sets forth all other compensation earned by each named executive officer for services rendered during the fiscal year ended December 30, 2007 in all capacities to Solo Delaware and its subsidiaries.

Name	Year	Perquisites & Other Personal Benefits ($)(1)		Tax Reimbursements($)		Insurance Premiums & Health Care Expenses($)		Company Contributions to Retirement & 401(k) Plans($)	Total all Other Compensation($)
Robert M. Korzenski,	2007	21,565	(2)	16,235	(3)	7,253	(4)	7,832	52,885
CEO & President	2006	43,348	(2)	21,701	(5)	14,178	(4)	7,581	86,808

Robert D. Koney, Jr.,	2007	133,560	(7)	78,548	(8)	—		3,142	215,250
CFO and EVP (6)	2006	—		—		—		—	—

Thomas A. Pasqualini,	2007	30,440	(9)	31,538	(10)	28,903	(4)	8,330	99,211
EVP – Supply Chain	2006	87,343	(9)	16,826	(5)	42,157	(4)	7,581	153,907

Jan Stern Reed,	2007	34,625	(11)	17,645	(3)	4,898	(4)	8,600	65,768
EVP – HR, General Counsel & Secretary	2006	36,516	(11)	11,239	(5)	17,145	(4)	7,581	72,481

Malcolm S. Simmonds,	2007	160,171	(7)	117,330	(8)	—		2,672	280,173
EVP – Foodservice Sales and Marketing (6)	2006	—		—		—		—	—

(1)	The amounts represented below reflect the aggregate incremental cost to the Company for providing the perquisite to the named executive officer.
(2)

Amount for 2007 represents the fair market value of a company owned vehicle transferred to Mr. Korzenski. Amount for 2006 represents $25,000 for reimbursement of vacation expenses and $18,348 for use of a Company owned vehicle.

(3)

Tax reimbursements on income imputed to the named executive officer for payments made by the Company for the fair market value of a company vehicle transferred to the officer, whole life insurance premium, and health insurance premiums through March 2007 when the named executive officer was transferred to the same health insurance plans offered to employees at the Company.

(4)

Amounts for 2007 represent whole life insurance premium or annuity and health insurance premium through March 2007, when the named executive officer was transferred to the same health insurance plan offered to employees at the Company, and for Mr. Pasqualini, $15,738 for certain medical expenses paid by the Company. Amounts for 2006, represent whole life insurance, health insurance and excess liability insurance premiums, annuities and other health care expenses paid on behalf of the named executive officer.

(5)

Amounts represent tax reimbursements on income imputed to the named executive officer for payments made by the Company for life insurance premiums or annuities, excess liability insurance premiums, vacation expenses and, for Mr. Pasqualini, relocation expenses.

(6)	Mr. Koney and Mr. Simmonds joined the Company in April 2007.
(7)

Amount represents relocation allowances and expense reimbursements paid to the named executive officer. Portions of these amounts are being paid in 2008. Mr. Simmonds also received a six-month interest-free loan from the Company in the amount of $200,000 to allow him to purchase a home in Illinois prior to selling his Atlanta home. Such amount was fully repaid by Mr. Simmonds in January 2008 and no amount has been reflected in the column.

(8)	Amount represents tax reimbursements on income imputed to the named executive officer for payments made by the Company for a sign-on bonus and relocation allowances and expenses.
(9)

Amount for 2007 represents the fair market value of a company owned vehicle transferred to Mr. Pasqualini. Amount for 2006 represents $10,575 for reimbursement of vacation expenses, $61,255 for relocation expenses and $15,513 for use of a Company owned vehicle.

(10)

Amount represents tax reimbursements on income imputed to the named executive officer for payments made by the Company for the fair market value of a company vehicle transferred to the officer, an annuity, health insurance premium, and certain medical expenses.

(11)

Amount for 2007 represents the fair market value of a company owned vehicle transferred to Ms. Reed. Amount for 2006 represents $19,824 for reimbursement of vacation expenses and $16,692 for use of a Company owned vehicle.

Long Term Incentive Plan

In October 2007, the Board approved a new Long Term Incentive Plan (“LTIP” or the “Plan”). A copy of the Plan was filed with the Securities and Exchange Commission on October 2, 2007 as Exhibit 10.38 to Form 8-K dated October 1, 2007, and the following description is hereby qualified in its entirety by reference to such Plan. The purpose of the LTIP is to provide long term incentives to selected key management employees of the Company and its affiliates, including the NEOs. The principal terms and conditions of the LTIP are as follows:

•

Awards under the Plan represent the opportunity to receive a cash bonus payment upon the occurrence of any sale, redemption, transfer or other disposition by Vestar Capital Partners IV, L.P. or its affiliates (collectively “Vestar”) of all or a portion of its equity interest in SCIC for cash or marketable securities (a “Liquidity Event”). Vestar currently controls the Board of the Company and owns approximately 33 percent of SCIC’s common stock on an as-converted basis.

•

The aggregate of all awards available under the Plan (the “LTIP Award Pool”) will be determined based on a sliding percentage of the equity value of SCIC (the “Equity Value”), as determined by the Board, in accordance with the existing Stockholder Agreement of SCIC, upon the occurrence of the earlier of a Liquidity Event or the Plan Termination Date, which is the seventh anniversary of the plan’s effective date, as follows:

Equity Value of SCIC	Percentage Used for LTIP Award Pool
First $240 million	2.5%
Next $240 million	7.5%
Over $480 million	15.0%

•	Individual awards under the Plan (the “Awards”) will be determined by the Compensation Committee in consultation with the Company’s CEO and will represent a percentage interest in the LTIP Award Pool.

•

If Vestar sells, redeems, transfers or otherwise disposes of less than 100% of its equity interest in SCIC for cash or marketable securities (a “Partial Liquidity Event”), the Board will determine the Equity Value of SCIC as of the date of such a sale and will calculate the LTIP Award Pool with respect to such Equity Value of SCIC. The resulting LTIP Award Pool will be multiplied by the percentage of Vestar’s aggregate equity interest in SCIC, measured as of the effective date of the Plan, that is sold or disposed of in the transaction.

•

If there are a series of Partial Liquidity Events, the LTIP Award Pool for each such event will take into account the value of SCIC as determined for each previous event, in order to provide participants with the benefits intended under the Plan and to avoid the duplication of benefits.

•

If there has not been a Liquidity Event prior to the Plan Termination Date, the Board will determine the Equity Value of SCIC as of such date and will establish the LTIP Award Pool based on such valuation, calculated by using half of each applicable percentage amount shown in the table above.

•

If a participant’s employment with the Company is terminated by the Company for Cause (as defined in the Plan) or he or she resigns from the Company prior to a Liquidity Event, or if no Liquidity Event occurs, prior to the LTIP Termination Date, the participant will forfeit his or her Award and immediately cease to participate in the Plan.

•

If a participant’s employment with the Company is terminated (i) by the Company without Cause or (ii) as a result of death or Disability, the participant will vest in his or her award based on the number of full years that have elapsed between the date of the Award (the “Grant Date”) and the termination date, as set forth below:

Date of Termination	Percentage Vested
Prior to the 1st anniversary of Grant Date	0%
On or after the 1st anniversary of Grant Date and prior to the 2nd anniversary of Grant Date	20%
On or after the 2nd anniversary of Grant Date and prior to the 3rd anniversary of Grant Date	40%
On or after the 3rd anniversary of Grant Date and prior to the 4th anniversary of Grant Date	60%
On or after the 4th anniversary of Grant Date and prior to the 5th anniversary of Grant Date	80%
On or after the 5th anniversary of Grant Date	100%

•

Generally, awards will not be paid until the earliest to occur of (x) a Change in Control (as defined in the Plan) or (y) the LTIP Termination Date. If there is a Partial Liquidity Event or a Liquidity Event that does not result in a Change in Control prior to the date of a Change in Control or the Plan Termination Date, Award payments will be credited to a Company bookkeeping account that will earn interest at a rate equal to that of the 10-year Treasury Note as in effect as of the last day of the previous calendar quarter plus two percentage points, compounded quarterly.

In October 2007, the Board granted ten percent of the LTIP Award Pool to the President and CEO, and five percent of the LTIP Award Pool to each NEO.

Pension Benefits Table

The NEOs do not participate in any company sponsored pension plans.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plan

None.

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

SCIC and SCOC have employment agreements, as amended, with Messrs. Korzenski and Pasqualini and Ms. Reed. The agreements commenced on April 14, 2004 for Messrs. Korzenski and Pasqualini and November 30, 2004 for Ms. Reed. The agreements automatically renew for one year periods unless the executive or the Company provides the other with notice of termination at least ninety (90) days prior to its expiration. Messrs. Korzenski and Pasqualini and Ms. Reed’s agreements each expire on April 14, 2009. In addition to base salary (which is reviewed annually and can be increased but not decreased), each executive is eligible to receive an annual bonus equal to a percentage of annual salary of 65% based on the achievement of a target EBITDA level. Upon termination of employment due to death or disability, the employment agreements provide that the executive will be paid all accrued and unpaid base salary and bonus and a pro rated annual bonus for the year in which the termination occurs.

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

Upon termination of an employment agreement following a change-in-control, Mr. Korzenski, Ms. Reed and Mr. Pasqualini are not entitled to any additional payments or benefits beyond those described above.

In the event of a termination of employment not for cause, Mr. Koney and Mr. Simmonds are entitled to receive a severance amount equal to their annual base salary.

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended December 30, 2007, the compensation committee of the board of directors of the Company determined executive compensation. None of our executive officers served as a director or member of the compensation committee or other board committee performing equivalent functions of another corporation. Mr. Long, a director and member of the compensation committee of the Company is also a member of the audit and compensation committees of Argo-Tech.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of the Company’s outstanding capital stock is owned by its parent company, SCIC. The following table presents the beneficial ownership of SCIC’s voting stock as of March 10, 2008 by the Company’s directors and named executive officers during the fiscal year ended December 31, 2006, by the Company’s directors and executive officers as a group and by other persons that beneficially own in excess of 5% of SCIC’s voting stock. As of March 10, 2008, 10,425,100 shares of common stock of SCIC and 240,300 shares of convertible participating preferred stock (“CPPS”) of SCIC were outstanding.

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

Name of Beneficial Owner (1)	Common Stock				Convertible Participating Preferred Stock
	Shares Beneficially Owned		Percent of Class Beneficially Owned		Shares Beneficially Owned	Percent of Class Beneficially Owned	Stock Options Exercisable Within 60 Days
SCC Holding Company LLC(2)	10,425,100		100.0	%(3)	—	—	—
Vestar Capital Partners IV, L.P. and affiliates(4)	5,071,200	(5)	32.7	%(5)	240,000	99.6%	—
Robert L. Hulseman(6)	10,425,100		100.0	%(3)	—	—	—
Robert M. Korzenski	2,113	(5)	*		100	*	—
Robert D. Koney, Jr.	—		—		—	—	—
Thomas A. Pasqualini	2,113	(5)	*		100	*	—
Jan Stern Reed	2,113	(5)	*		100	*	—
Malcolm S. Simmonds	—		—		—	—	—
Peter W. Calamari(4)	5,071,200	(5)	32.7	%(5)	240,000	99.6%	—
Neil Harrison	—		—		—	—	—
Sheila M. Hulseman(7)	10,425,100		100.0	%(3)	—	—	—
James R. Hulseman(2)	—		—		—	—	—
John D. Hulseman(2)	—		—		—	—	—
Jeffrey W. Long(4)	5,071,200	(5)	32.7	%(5)	240,000	99.6%	—
Stephen E. Macadam	—		—		—	—	—
Kevin A. Mundt(4)	5,071,200	(5)	32.7	%(5)	240,000	99.6%	—
Daniel S. O’Connell(4)	5,071,200	(5)	32.7	%(5)	240,000	99.6%	—
All directors and executive officers as a group (18 persons) (4)(5)(6)(7)(8)	15,502,639		100.0%		240,300	100.0%	—

*	Indicates less than 1% ownership.
(1)	Eric A. Simonsen served as the Company’s Interim Chief Financial Officer from July 27, 2006 to January 12, 2007. He does not hold any shares in SCIC.
(2)

Robert L. Hulseman holds 50% of the voting membership interests of SCC Holding Company LLC. His brother John F. Hulseman, a former Director of the Company holds the other 50% of the voting membership of SCC Holding Company LLC. James R. Hulseman and John D. Hulseman, sons of John F. Hulseman and Directors of the Company do not hold any voting membership interests in SCC Holding Company LLC.

(3)	If the issued and outstanding shares of CPPS convert into shares of common stock, this percentage would decrease to approximately 67.2%.

(4)

Vestar Capital Partners IV, L.P. (“Vestar IV”) owns 216,071 shares of CPPS, Vestar Cup Investment, LLC (“Vestar I”) owns 18,929 shares of CPPS and Vestar Cup Investment II, LLC (“Vestar II”) owns 5,000 shares of CPPS. Vestar IV, is the managing member of both Vestar I and Vestar II. Vestar IV, is a Delaware limited partnership the general partner of which is Vestar Associates IV, L.P., a Delaware limited partnership. The general partner of Vestar Associates IV, L.P. is Vestar Associates Corporation IV, a Delaware corporation. The board of directors of Vestar Associates Corporation IV consists solely of Daniel S. O’Connell, who also serves as its President and Chief Executive Officer. Messrs. Alpert, Mundt and Long are managing directors of Vestar IV and Mr. Calamari is Vice President of Vestar IV. In their roles as directors and/or officers of these entities, Messrs. Calamari, Long, O’Connell and Mundt may be deemed to share beneficial ownership of Vestar IV’s shares of SCIC common stock and CPPS. Each of Messrs. Calamari, Long and Mundt disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein. The address of Vestar IV is 245 Park Avenue, 41st Floor, New York, New York 10167.

(5)	Represents beneficial ownership of shares of common stock issuable upon conversion of the CPPS.
(6)

Robert L. Hulseman holds 50% of the voting membership interests of SCC Holding Company LLC and, as a result, may be deemed to beneficially own the shares of SCIC common stock held by SCC Holding Company LLC. Robert L. Hulseman disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein.

(7)

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

Robert L. Hulseman, who is the uncle of James R. and John D. Hulseman and the husband of Sheila M. Hulseman, is the Chairman Emeritus of the Company. Robert L. Hulseman holds 50% of the voting membership interests of SCC Holding, which owns 67.2% of the voting stock of SCIC, the Company’s parent. In addition, Robert L., Sheila M., James R. and John D. Hulseman are directors of the Company.

In connection with the SF Holdings Acquisition, SCIC and the Company entered into a management agreement with SCC Holding providing for, among other things, the payment by SCIC to SCC Holding or an affiliate or successor of SCC Holding of an annual advisory fee of $2.5 million. SCC Holding is also party to a registration rights agreement with SCIC and Vestar. In addition, SCC Holding, the Company, Vestar, and certain of our executive officers are parties to a stockholders’ agreement and the stockholder registration rights agreement with SCIC relating to, among other things, ownership of, and registration rights with respect to, voting stock in SCIC. SCC Holding’s ownership structure includes ownership interests of 9,867,626 Units of Class A Non-Voting Common Units, 57,474 Class B Voting Common Units, and 500,000 Class A Non-Voting Preferred Units (“Preferred Units”). The Preferred Units require an annual preferred return to each Preferred Unit holder in the amount of $4.30 per Unit; the Preferred Units also have a preference upon the liquidation of SCC Holding in the amount of $43.00 per Unit. The Class A and Class B Common Units are identical, except that the Class B Common Units are voting Units and Class A and Class B Common Units constitute 100% of the total Common Units in SCC Holding (“Common Units”).

Robert L. Hulseman, as a result of his ownership of Class B Voting Common Units, has an economic interest of .28954% of SCC Holding’s value allocable to the Common Units and .27565% of SCC Holding’s total value allocable to all Preferred and Common Units. Robert L. Hulseman and Sheila M. Hulseman, indirectly as beneficiaries of Trusts, each have an economic interest of approximately 11.93% of SCC Holding’s value allocable to the Common Units and approximately 11.33% of SCC Holding’s total value allocable to all Preferred and Common Units. The ten children of Robert L. Hulseman and Sheila M. Hulseman, each have an economic interest in SCC Holding, either directly, or indirectly as beneficiaries of Trusts, of 5% of the Preferred Units and approximately 2.60% of the Common Units. James R. and John D. Hulseman, together with four other siblings each have an economic interest in SCC Holding, either directly, or indirectly as beneficiaries of Trusts, of 8.33333% of the Preferred Units and approximately 4.36% of the Common Units.

The Company currently employs Robert L. and Sheila M. Hulseman’s son, Paul J. Hulseman, as Senior Vice President, Wheeling facility. In this capacity, he received salary, bonus and benefits of approximately $268,551 in 2007. The Company currently employs Robert L. and Sheila M. Hulseman’s son, Thomas J. Hulseman, as a Director of International Marketing. In this capacity, he received salary, bonus and benefits of approximately $140,001 in 2007. The Company currently employs Robert L. and Sheila M. Hulseman’s son in law, Joseph P. Kovach, as a Vice President—Operations. In this capacity, he received salary, bonus and benefits of approximately $255,501 in 2007. The Company previously employed Robert L. and Sheila M. Hulseman’s son, Richard L. Hulseman, as a Vice President – U.S. Exports and Latin America. Per the terms of the Transition Agreement, during 2007 Richard L. Hulseman received compensation and benefits of approximately $181,808. James R. Hulseman, a Director of the Company is also Vice President, Special Projects. As Vice President, he received salary and benefits of approximately $247,951 in 2007. The Company also employs John D. Hulseman, a Director of the Company, as Energy Manager for which he received salary and benefits of approximately $47,000 in 2007. James R. and John D. Hulseman are each nephews of Robert L. and Sheila M. Hulseman.

Pursuant to the Transition Agreement, the salary paid to each Solo Family Member (as defined in the Stockholder’s Agreement) employed by the Company (other than Robert L. Hulseman who was paid $114,000 for his role as Chairman Emeritus) receives a salary commensurate with salaries being paid to employees holding similar positions in the Company. The Solo Family Members who are employees of the Company also receive health and life insurance benefits and reimbursement of personal expenses commensurate with those being provided to executive officers of the Company. The Solo Family Members are also subject to the same employee policies as applied to employees of the Company holding similar positions.

In 2007, the Company terminated all health benefits provided to Solo Family Members who were previously compensated as consultants to the Company, and tax preparation work performed by the Company for Solo Family Members was also terminated. However, notwithstanding the foregoing, pursuant to the Transition Agreement, health benefits continued to be provided to such persons as were covered under the existing health insurance plan as of December 14, 2006 until March 1, 2007 when they were transitioned to the Company’s health benefit plan as available to all Company employees.

In the event that any Solo Family Member is terminated by the Company with or without cause, such Solo Family Member shall be provided with severance benefits as applicable under the Company’s then existing policy, provided however, that the severance benefits shall not be for less than six months. On or after January 1, 2007 and until the earlier of December 31, 2008 or the death, resignation or incapacity of Robert L. Hulseman, Robert L. Hulseman shall be provided with office space and secretarial services, and until the termination of the Transition Agreement, shall be provided by the Company with an automobile consistent with terms of the Company’s policies related thereto as of the date of the Transition Agreement, subject to the terms therein. Mr. Hulseman was provided with a vehicle purchased by the Company with a fair market value of $87,000.

On February 27, 2004, Vestar purchased for cash $240.0 million in CPPS of SCIC. As a result of Vestar’s ownership of the CPPS, which is convertible into SCIC common stock, Vestar controls 32.7% of the voting stock of SCIC. In connection with its $240.0 million equity investment, Vestar entered into a preferred stock purchase agreement with SCIC; a stockholders’ agreement with SCIC, Solo Cup Company, SCC Holding Company LLC and other stockholders of SCIC; a registration rights agreement with SCIC and SCC Holding Company LLC and other stockholders of SCIC; and a management agreement with SCIC and Solo Cup Company. Pursuant to the management agreement, Vestar earned from SCIC and Solo Delaware for 2007 an annual advisory fee of $800,000, and for 2007 had $674,472 in out-of-pocket expenses. In December 2006, the Company’s First Lien was amended to, among other things, provide that beginning in 2007, neither Vestar nor SCC Holdings may receive payment for management services unless the Company meets certain financial covenants contained in the First Lien. The Company is accruing for any such advisory fees that are earned but not paid pursuant to the foregoing. The current amount accrued for such advisory fees is $800,000 for Vestar and $2.5 million for SCC Holdings.

As provided for in the Stockholder’s Agreement and in accordance with the Transition Agreement, as of December 2006, the size of the board of directors of the Company and SCIC increased by four members to a total of eleven directors and Vestar appointed four additional directors. Following these appointments on December 15, 2006, directors appointed by Vestar constitute a majority of each of the Company’s and SCIC’s board of directors. The directors currently appointed by Vestar are Peter W. Calamari, Neil Harrison, Stephen A. Macadam, Kevin A. Mundt, Daniel S. O’Connell, and Jeffrey W. Long. With the exception of Mr. Macadam and Mr. Harrison, all of the Vestar director appointees are employees and equity owners of Vestar. Vestar owns CPPS representing 32.7% of the voting stock of SCIC.

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

Relationship with Independent Registered Public Accounting Firm

KPMG LLP has served as the independent registered public accounting firm for the Company since 2002. Since July 13, 2004, when the Company became a registrant, the Board of Directors (the Audit Committee beginning February 2007) has pre-approved all audit and non-audit services provided by KPMG LLP. KPMG LLP’s fees for the years ended December 30, 2007 and December 31, 2006 were as follows (in thousands):

	For the year ended December 30, 2007	For the year ended December 31, 2006
Audit Fees (1)	$2,028	$3,853
Audit Related Fees (2)	704	198
Tax Fees (3)	9	3

Total	$2,741	$4,054

(1)

Audit Fees consisted of work performed for the audit of financial statements, quarterly financial statement reviews, statutory audits, and filings with the SEC. Audit fees for the year ended December 31, 2006, include fees associated with the Company’s restatement conducted during the year.

(2)

Audit Related Fees consisted of services that are traditionally performed by the independent auditor, including employee benefit plan audits, in both years, and a carve-out audit for the Company’s Hoffmaster division in the year ended December 30, 2007.

(3)	Tax Fees consisted of all services performed by the independent auditor’s tax personnel, except those related to the audit of financial statements.

The Audit Committee reviews all relationships between KPMG LLP and Solo Cup Company, including the provision of non-audit services, which may relate to the auditor’s independence. The Board of Directors’ pre-approval is required to retain KPMG LLP for any services and for the fees payable for such services.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Financial Statements:

See Item 8, “Financial Statements and Supplementary Data,” beginning on page 29 of this document.

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

SOLO CUP COMPANY

By:	/s/ Robert M. Korzenski
Robert M. Korzenski
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: March 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

By:	/s/ Robert L. Hulseman	Date: March 11, 2008
Robert L. Hulseman
Chairman Emeritus

By:	/s/ Kevin A. Mundt	Date: March 11, 2008
Kevin A. Mundt
Chairman of the Board

By:	/s/ Robert M. Korzenski	Date: March 11, 2008
Robert M. Korzenski
Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ Robert D. Koney, Jr.	Date: March 11, 2008
Robert D. Koney, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Peter W. Calamari	Date: March 11, 2008
Peter W. Calamari
Director

By:	/s/ Neil Harrison	Date: March 11, 2008
Neil Harrison
Director

By:	/s/ James R. Hulseman	Date: March 11, 2008
James R. Hulseman
Director

By:	/s/ John D. Hulseman	Date: March 11, 2008
John D. Hulseman
Director

By:	/s/ Sheila M. Hulseman	Date: March 11, 2008
Sheila M. Hulseman
Director

By:	/s/ Jeffrey W. Long	Date: March 11, 2008
Jeffrey W. Long
Director

By:	/s/ Stephen E. Macadam	Date: March 11, 2008
Stephen E. Macadam
Director

By:	/s/ Daniel S. O’Connell	Date: March 11, 2008
Daniel S. O’Connell
Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders of Solo Cup Company.

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

AMENDED FORM 10-K OF SOLO CUP COMPANY

FOR THE YEAR ENDED DECEMBER 30, 2007

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 22, 2003, by and among Solo Cup Company, Solo Acquisition Corp. and SF Holdings Group, Inc. (incorporated by reference from Exhibit 2.1 to the Form S-4 filed on June 24, 2004)

2.2	Amendment No. 1, dated as of February 27, 2004, to the Agreement and Plan of Merger, dated as of December 22, 2003, by and among Solo Cup Company, Solo Acquisition Corp. and SF Holdings Group, Inc. (incorporated by reference from Exhibit 2.2 to the Form S-4 filed on June 24, 2004)

3.1	Amended and Restated Certificate of Incorporation of Solo Cup Company, a Delaware corporation (incorporated by reference from Exhibit 3.1 to the Form S-4 filed on June 24, 2004)

3.2	Second Amended and Restated By-laws of Solo Cup Company, a Delaware corporation (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on June 24, 2005)

4.1	Indenture, dated as of February 27, 2004, by and among Solo Cup Company, a Delaware corporation, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Form S-4 filed on June 24, 2004)

4.2	Form of 8 1/2% Senior Subordinated Notes (incorporated by reference from Exhibit 4.2 to the Form S-4 filed on June 24, 2004)

4.3	First Supplemental Indenture dated as of June 18, 2004, by and among Solo Cup Company, a Delaware corporation, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.4 to the Form S-4 filed on June 24, 2004)

4.4	Certificate of Designations of Convertible Participating Preferred Stock of Solo Cup Investment Corporation (incorporated by reference from Exhibit 4.5 to the Form S-4 filed on June 24, 2004)

4.5	Certificate of Designations of Redeemable Preferred Stock of Solo Cup Investment Corporation (incorporated by reference from Exhibit 4.6 to the Form S-4 filed on June 24, 2004)

10.1	Solo Cup Investment Corporation 2004 Management Investment and Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 to the Form S-4 filed on June 24, 2004)*

10.2	Form of Convertible Preferred Unit Award Agreement (incorporated by reference from Exhibit 10.3 to the Form S-4 filed on June 24, 2004)*

10.3	Plan Document and Summary Plan Description for Solo Management Company Benefit Plan (incorporated by reference from Exhibit 10.4 to the Form S-4 filed on June 24, 2004)*

10.4	The Solo Cup Company Management Incentive Plan (incorporated by reference from Exhibit 10.35 to the Form 10-Q filed on May 15, 2007)*

10.5	Solo Cup Company Management Long Term Incentive Plan (incorporated by reference from Exhibit 10.38 to the Form 8-K filed October 2, 2007)*

10.6	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Robert M. Korzenski (incorporated by reference from Exhibit 10.11 to the Form S-4 filed on June 24, 2004)*

10.7	Amendment No. 1, dated as of July 26, 2006, to Employment Agreement dated as of April 14, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Robert M. Korzenski (incorporated by reference from Exhibit 10.5 to the Form 10-Q filed on October 16, 2006)*

Exhibit Number	Description
10.8	Amendment No. 2, dated as of October 11, 2006, to Employment Agreement dated as of April 14, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Robert M. Korzenski (incorporated by reference from Exhibit 10.8 to the Form 10-Q filed on October 16, 2006)*

10.9	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Tom Pasqualini (incorporated by reference from Exhibit 10.12 to the Form S-4 filed on June 24, 2004)*

10.10	Amendment No. 1, dated as of July 26, 2006 to Employment Agreement dated as of April 14, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Tom Pasqualini (incorporated by reference from Exhibit 10.6 to the Form 10-Q filed on October 16, 2006)*

10.11	Employment Agreement, dated as of November 30, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Jan Stern Reed (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on December 3, 2004)*

10.12	Amendment No. 1, dated as of July 26, 2006 to Employment Agreement dated as of November 30, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Jan Stern Reed (incorporated by reference from Exhibit 10.4 to the Form 10-Q filed on October 16, 2006)*

10.13	Amendment No. 2, dated as of October 11, 2006 to Employment Agreement dated as of November 30, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Jan Stern Reed (incorporated by reference from Exhibit 10.7 to the Form 10-Q filed on October 16, 2006)*

10.14	Credit Agreement, dated as of February 27, 2004, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 10.15 to the Form S-4 filed on June 24, 2004)

10.15	Amendment No. 1, dated as of March 31, 2005, to the Credit Agreement, dated as of February 27, 2004, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on April 6, 2005)

10.16	Amendment No. 2, dated as of October 14, 2005, to the Credit Agreement, dated as of February 27, 2004, as amended, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on October 17, 2005)

10.17	Amendment No. 3, dated as of March 27, 2006, to the Credit Agreement, dated as of February 27, 2004, as amended, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 10.16 to the Form 10-K filed on March 30, 2006)

Exhibit Number	Description
10.18	Amendment No. 4, dated as of October 13, 2006, to the Credit Agreement, dated as of February 27, 2004 as amended, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 10.1 to the Form 10-Q filed on October 16, 2006)

10.19	Amendment No. 5, dated as of December 22, 2006, to the Credit Agreement, dated as of February 27, 2004 as amended, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 99.1 to the Form 8-k filed on December 29, 2006)

10.20	Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and Vestar Capital Partners (incorporated by reference from Exhibit 10.16 to the Form S-4 filed on June 24, 2004)

10.21	Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and SCC Holding Company LLC (incorporated by reference from Exhibit 10.17 to the Form S-4 filed on June 24, 2004)

10.22	Stockholders’ Agreement, dated as of February 27, 2004, among Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding Company LLC, Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and Ronald L. Whaley (Patrick H. Bye, Hans H. Heinsen, Robert M. Korzenski, Stephen R. LaHood, Susan H. Marks, Thomas Pasqualini, Anil R. Shah and Kathleen C. Wolf became parties to the Stockholders’ Agreement effective April 14, 2004 and Jan Stern Reed effective November 30, 2004, by executing a joinder agreement in the form of Exhibit 10.19) (incorporated by reference from Exhibit 10.18 to the Form S-4 filed on June 24, 2004)

10.23	Transition Agreement, dated December 14, 2006, among Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding Company LLC, Solo Cup Investment Corporation and Solo Cup Company (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 15, 2006)

10.24	Form of Joinder to Stockholders’ Agreement (incorporated by reference from Exhibit 10.19 to the Form S-4 filed on June 24, 2004)

10.25	Registration Rights Agreement, dated as of February 27, 2004, between Solo Cup Investment Corporation, SCC Holding Company LLC, Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, and Ronald L. Whaley (Patrick H. Bye, Hans H. Heinsen, Robert M. Korzenski, Stephen R. LaHood, Susan H. Marks, Thomas Pasqualini, Anil R. Shah and Kathleen C. Wolf became parties to the Stockholders’ Agreement effective April 14, 2004 and Jan Stern Reed effective November 30, 2004, by executing a joinder agreement in the form of Exhibit 10.21) (incorporated by reference from Exhibit 10.20 to the Form S-4 filed on June 24, 2004)

10.26	Form of Joinder to Registration Rights Agreement (incorporated by reference from Exhibit 10.21 to the Form S-4 filed on June 24, 2004)

10.27	Credit Agreement dated as of September 24, 2004 between Lily Cups Inc. as Borrower and GE Canada Finance Holding Company as Agent and Lender (incorporated by reference from Exhibit 4.7 to the Form 10-Q filed on November 5, 2004)

10.28	Amendment Agreement dated as of October 19, 2006 to Credit Agreement dated as of September 24, 2004 between Lily Cups Inc. as Borrower and GE Canada Finance Holding Company as Agent and Lender (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on October 25, 2006)

10.29	Amendment Agreement, dated November 16, 2007, between Solo Cup Canada Inc. and GE Canada Finance Holding Company (incorporated by reference from Exhibit 10.40 to the Form 8-K filed November 21, 2007)

Exhibit Number	Description
10.30+	Lease Agreement between iSTAR SCC Distribution Centers LLC, as Landlord and Solo Cup Operating Corporation and SF Holdings Group, Inc. and Solo Cup Company, jointly and severally as Tenant, dated as of June 27, 2007 (incorporated by reference from Exhibit 10.36 to the Form 10-Q filed August 15, 2007)

10.31+	Asset Purchase Agreement by and among KHOF Acquisitions, Inc., Solo Cup Company, SF Holdings Group, Inc. and Solo Cup Operating Corporation dated September 7, 2007 (incorporated by reference from Exhibit 10.37 to the Form 8-K filed September 12, 2007)

21	List of Subsidiaries of Solo Cup Company, a Delaware corporation

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or a compensatory plan or agreement.
+	Confidential treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.