Form 10-Q
period 2008-03-30
Solo Cup CO
filed 2008-05-13
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the thirteen weeks ended March 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of May 13, 2008:

Common Stock, $0.01 par value – 100 shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 30, 2008	December 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,917	$33,583
Accounts receivable:
Trade, less allowance for doubtful accounts of $2,134 and $1,348	141,160	160,067
Other	3,867	9,823
Inventories	335,176	301,037
Prepaid expenses	11,485	13,819
Deferred income taxes	41,055	41,622
Assets held for sale	15,265	11,423
Other current assets	20,975	20,502

Total current assets	603,900	591,876
Property, plant and equipment, less accumulated depreciation and amortization of $642,762 and $628,089	514,416	540,429
Goodwill	20,917	20,958
Intangible assets, less accumulated amortization of $29,763 and $29,302	1,743	2,204
Other assets	26,535	27,031

Total assets	$1,167,511	$1,182,498

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$86,019	$86,562
Accrued payroll and related costs	54,051	50,023
Accrued customer allowances	23,414	26,493
Other current liabilities	24,987	35,013

Total current liabilities	188,471	198,091
Long-term debt, net of current maturities	750,897	756,197
Deferred income taxes	53,091	54,408
Pensions and other postretirement benefits	12,170	12,500
Deferred gain on sale-leaseback	48,523	49,187
Other liabilities	32,377	26,052

Total liabilities	1,085,529	1,096,435

Shareholder’s equity:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding as of March 30, 2008 and December 30, 2007	—	—
Additional paid-in capital	254,995	254,995
Accumulated deficit	(179,392)	(181,503)
Accumulated other comprehensive income	6,379	12,571

Total shareholder’s equity	81,982	86,063

Total liabilities and shareholder’s equity	$1,167,511	$1,182,498

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Thirteen weeks ended March 30, 2008	Thirteen weeks ended April 1, 2007
Net sales	$461,262	$482,727
Cost of goods sold	393,903	448,244

Gross profit	67,359	34,483
Selling, general and administrative expenses	41,653	48,650
Loss on sale of property, plant and equipment	7,891	373

Operating income (loss)	17,815	(14,540)
Interest expense, net of interest income of $381 and $1,529	16,131	20,999
Foreign currency exchange gain, net	(850)	(437)

Income (loss) from continuing operations before income taxes	2,534	(35,102)
Income tax provision	178	551

Income (loss) from continuing operations	2,356	(35,653)
Loss from discontinued operations, net of income tax provision of $0 and $191	(245)	(3,181)

Net income (loss)	$2,111	$(38,834)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(In thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholder’s equity	Comprehensive income (loss)
Balance at December 30, 2007	$—	$254,995	$(181,503)	$12,571	$86,063
Net income (Unaudited)	—	—	2,111	—	2,111	$2,111
Pension liability adjustments, net of tax of $0 (Unaudited)	—	—	—	24	24	24
Foreign currency translation adjustment (Unaudited)	—	—	—	(1,477)	(1,477)	(1,477)
Unrealized investment loss, net of tax of $0 (Unaudited)	—	—	—	(7)	(7)	(7)
Recognition of realized gain on cash flow hedge, net of tax of $38 (Unaudited)	—	—	—	(27)	(27)	(27)
Unrealized loss on cash flow hedge, net of tax of $0 (Unaudited)	—	—	—	(5,207)	(5,207)	(5,207)
Reclassification of realized loss on cash flow hedge, net of tax of $0 (Unaudited)	—	—	—	502	502	502

						$(4,081)

Balance at March 30, 2008 (Unaudited)	$—	$254,995	$(179,392)	$6,379	$81,982

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Thirteen weeks ended March 30, 2008	Thirteen weeks ended April 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,111	$(38,834)
Loss from discontinued operations, net of income taxes	245	3,181

Income (loss) from continuing operations	2,356	(35,653)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	20,784	22,970
Deferred financing fee amortization	1,064	1,279
Loss on sale of property, plant and equipment	7,891	373
Deferred income taxes	(935)	(252)
Foreign currency exchange gain, net	(850)	(437)
Changes in operating assets and liabilities:
Accounts receivable, net	25,664	3,755
Inventories	(34,757)	(14,434)
Prepaid expenses and other current assets	2,196	611
Other assets	(633)	(446)
Accounts payable	4,319	13,626
Accrued expenses and other current liabilities	(8,864)	(8,115)
Other liabilities	694	(1,514)
Other, net	807	(1,991)

Net cash provided by (used in) operating activities-continuing operations	19,736	(20,228)
Net cash (used in) provided by operating activities-discontinued operations	(108)	6,134

Net cash provided by (used in) operating activities	$19,628	$(14,094)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited, in thousands)

	Thirteen weeks ended March 30, 2008	Thirteen weeks ended April 1, 2007
Net cash provided by (used in) operating activities	$19,628	$(14,094)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(16,400)	(13,477)
Proceeds from sale of property, plant and equipment	3,986	128

Net cash used in investing activities-continuing operations	(12,414)	(13,349)
Net cash provided by investing activities-discontinued operations	—	1,020

Net cash used in investing activities	(12,414)	(12,329)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving credit facilities	(3,000)	(24,845)
Borrowings under term notes	—	50,000
Repayment of capital to parent	—	(2,007)
Repayments of term notes	(2,000)	(1,933)
Repayments of other debt	(466)	(47)
Debt issuance costs	—	(377)

Net cash (used in) provided by financing activities-continuing operations	(5,466)	20,791
Net cash used in financing activities-discontinued operations	—	(23)

Net cash (used in) provided by financing activities	(5,466)	20,768

Effect of exchange rate changes on cash	(414)	68

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,334	(5,587)
CASH AND CASH EQUIVALENTS, beginning of period	33,583	26,391

CASH AND CASH EQUIVALENTS, end of period	34,917	20,804
Less: Cash and cash equivalents – discontinued operations	—	7,069

Cash and cash equivalents – continuing operations	$34,917	$13,735

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$23,077	$42,322

Income taxes paid (net of income tax refunds)	$3,363	$1,278

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

The information included in the accompanying interim consolidated financial statements of the Company is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments and accruals unless otherwise indicated) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Results for the interim periods are not necessarily indicative of results expected for the entire year. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 30, 2007, included in its 2007 Annual Report on Form 10-K.

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

In accordance with the guidance of Staff Accounting Bulletin No. 108, these interim consolidated financial statements reflect the immaterial correction of three errors in the Company’s prior period financial statements, described in Note 2, Note 7 and as follows. For the year ended December 31, 2006 and during the thirteen weeks ended April 1, 2007, the Company incorrectly included non-cash activities in its Statements of Cash Flows which related to cash outflows in subsequent periods for fixed asset purchases. In correcting this immaterial error, the net impact to purchases of property, plant and equipment in the Statement of Cash Flows for the thirteen weeks ended April 1, 2007, included in this Form 10-Q, was an increase of $2.0 million. This reduction in investing cash flows was offset by a corresponding $2.0 million increase in operating cash flows, to recognize accounts payable and accrued expense reductions that were not uses of cash.

In the Company’s 2007 Form 10-K, the Statements of Changes in Shareholder’s Equity and Comprehensive Income (Loss) incorrectly stated total comprehensive income for 2007 as $78.2 million; however, the components of comprehensive income totaled $77.5 million.

(2) ASSETS HELD FOR SALE

In March 2007, the Company entered into a purchase and sale agreement (the “Agreement”) with a third party for the sale of certain property of the Company located in the City of Chicago. Previously, the Company had entered into agreements with the State of Illinois (“State”) and the City of Chicago (“City”) relating to the acquisition and development of the property. Pursuant to these agreements, the State and the City provided certain grants to the Company, paid certain costs on behalf of the Company and undertook certain obligations relating to the property. Under these agreements, the Company is required to fulfill certain obligations relating to development of the property and retention of a certain number of employees. If these obligations were not fulfilled, the Company would be required to repay certain amounts granted or paid by the State or the City, the net impact of which, the Company believes, would not be material to its business, financial condition, results of operations or cash flows. The Agreement with the third party provides that, upon the closing of the sale, the obligations of the Company to the State and the City will be satisfied or the Company will otherwise be released from such obligations. The Agreement has been extended through October 31, 2008. As of March 30, 2008 and December 30, 2007, assets held for sale includes $9.2 million representing the carrying value of this property.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In October 2007, the Company announced its intent to close manufacturing facilities in Leominster, Massachusetts, and Wheeling, Illinois. The Leominster and Wheeling plants ceased operations in December 2007 and February 2008, respectively. The Company recognized an impairment loss of $3.0 million during the fourth quarter of 2007 to adjust the carrying value of certain equipment at these locations to fair value.

In the Company’s Form 10-K for the fiscal year ended December 30, 2007, the asset impairment of $3.0 million was reflected as a reduction in property, plant and equipment; however, it should have been reflected as a reduction of assets held for sale. The Company’s December 30, 2007 Consolidated Balance Sheet in this Form 10-Q reflects the correction of this immaterial error to increase the balance of property, plant and equipment and decrease the balance of assets held for sale by $3.0 million. Assets held for sale on the Company’s Consolidated Balance Sheet as of December 30, 2007, includes $2.2 million representing the carrying value of the equipment of these manufacturing facilities. During the thirteen weeks ended March 30, 2008, this equipment was sold. Assets held for sale on the Company’s Consolidated Balance Sheet as of March 30, 2008, includes $6.0 million representing the carrying value of the land and buildings of these manufacturing facilities.

Assets held for sale as of March 30, 2008 and December 30, 2007, are included within the Company’s North America operating segment.

(3) INVENTORIES

The components of inventories are as follows (in thousands):

	March 30, 2008	December 30, 2007
Finished goods	$251,621	$215,752
Work in process	15,240	13,935
Raw materials and supplies	68,315	71,350

Total inventories	$335,176	$301,037

(4) LOSS ON SALE OF PROPERTY, PLANT AND EQUIPMENT

During the thirteen weeks ended March 30, 2008, the loss on sale of property, plant and equipment of $7.9 million is primarily the loss on sale of non-core assets, including the Company’s dairy packaging machinery and equipment.

(5) SALE-LEASEBACK TRANSACTION

In June 2007, the Company entered into a lease agreement in conjunction with the sale of six of its manufacturing facilities. The sale proceeds of $130.0 million were used to retire the Company’s second lien term loan. Upon the sale of the six properties, the Company immediately leased them back pursuant to a 20-year term lease. The lease contains four five-year renewal term options and is non-cancelable. Annual rent for the six properties is approximately $11.7 million, payable on a quarterly basis. The lease provides for an annual 2% escalation of rent.

Net property, plant and equipment was reduced by the carrying values of the properties sold, which amounted to approximately $73.0 million, of which $65.5 million was buildings and improvements and $7.5 million was land. The resulting gain of approximately $53.2 million (net of $3.7 million of closing costs) was recorded as a deferred credit in the Company’s Consolidated Balance Sheet. The remaining deferred credit is being amortized to income on a straight-line basis as an offset to rent expense over the 20-year lease term. As of March 30, 2008, the remaining deferred credit balance is $51.2 million, of which $2.7 million is included in other current liabilities. The lease is classified as an operating lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.”

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6) DEBT

A summary of long-term debt at March 30, 2008 and December 30, 2007, including amounts payable within one year, is as follows (in thousands):

	March 30, 2008	December 30, 2007
Long-term debt:
8.5% Senior Subordinated Notes	$325,000	$325,000
First Lien Facility – Term Loan	396,650	398,650
First Lien Facility – Revolver	27,100	30,100
Canadian Credit Facility – Term Loan	2,902	3,391
Capital lease obligations	1,937	1,852

Total long-term debt	753,589	758,993
Less: Current maturities of long-term debt	2,692	2,796

Long-term debt, net of current maturities	$750,897	$756,197

The Company was in compliance with all financial covenants under its First Lien Facility during the thirteen weeks ended March 30, 2008.

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to elect to measure at fair value eligible financial instruments that are not currently measured at fair value. This election, which may be applied on an instrument by instrument basis, is typically irrevocable once made. The adoption of SFAS No. 159 during the first quarter of 2008 did not have an effect on the Company’s consolidated financial statements because the Company did not elect to measure any additional financial instruments at fair value as a result of this statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS No. 157 with respect to its financial assets and financial liabilities that are measured at fair value within the financial statements as of March 30, 2008. The Company has deferred the application of the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP No. 157-2.

The SFAS No. 157 fair value hierarchy consists of three levels: Level 1 fair values are valuations based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access; Level 2 fair values are those valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s interest rate swaps are measured at fair value on a recurring basis under the provisions of SFAS No. 157 and are included within Level 2 of the fair value hierarchy. The Company uses an income approach to value the outstanding interest rate swaps, which are further described below. The income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date such as prevailing interest rates. Both the counterparty credit risk and the Company’s credit risk were considered in the fair value determination.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In September 2007, the Company entered into a forward-starting receive-variable, pay-fixed interest rate swap with a total notional amount of $50.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 4.6475%. The swap agreement is effective from October 2, 2007 through April 2, 2009. This interest rate swap is accounted for as a cash flow hedge and its fair value of $(1.2) million and $(0.4) million is included in other liabilities on the Company’s Consolidated Balance Sheet as of March 30, 2008 and December 30, 2007, respectively.

In June 2007, the Company entered into three forward-starting receive-variable, pay-fixed interest rate swaps with a total notional amount of $150.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 5.3765%. The swap agreements are effective from August 28, 2007 through February 28, 2011. These interest rate swaps are accounted for as cash flow hedges and their fair value of $(10.6) million and $(6.6) million is included in other liabilities on the Company’s Consolidated Balance Sheet as of March 30, 2008 and December 30, 2007, respectively.

In the Company’s Form 10-K for the fiscal year ended December 30, 2007, the total fair value of these interest rate swap agreements of $(7.0) million was reflected as other current liabilities; however, based on their stated maturities, this amount should have been reflected as other liabilities. The Company’s December 30, 2007 Consolidated Balance Sheet in this Form 10-Q reflects the correction of this immaterial error to increase the balance of other liabilities and decrease the balance of other current liabilities by $7.0 million.

In March 2004, June 2005 and March 2006, the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $300.0 million. In September 2006, the Company terminated these agreements prior to their stated expirations. Through the termination date, these interest rate swap agreements were accounted for as cash flow hedges and their fair values were included in other current assets and other assets on the Company’s Consolidated Balance Sheets. Included in accumulated other comprehensive income is a deferred gain on the qualified hedged transactions of $0.2 million and $0.3 million as of March 30, 2008 and December 30, 2007, respectively. The deferred gain is being amortized into interest expense over the remaining term of the underlying debt.

(8) PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans consists of the following (in thousands):

	Thirteen weeks ended March 30, 2008	Thirteen weeks ended April 1, 2007
Pension Benefits
Service cost	$321	$418
Interest cost	1,669	1,540
Expected return on plan assets	(1,996)	(1,764)
Amortization of prior service cost	51	51
Amortization of net loss	25	—

Net periodic benefit cost	$70	$245

Other Postretirement Benefits
Service cost	$15	$12
Interest cost	172	220
Amortization of prior service credit	(109)	(63)
Amortization of net loss	81	67

Net periodic benefit cost	$159	$236

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the thirteen weeks ended March 30, 2008, $1.3 million of contributions had been made by the Company to its pension and other postretirement benefit plans. The Company presently anticipates contributing an additional $4.7 million to fund its pension and other postretirement benefit plans in 2008 for a total of approximately $6.0 million.

(9) ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consisted of the following (in thousands):

	March 30, 2008	December 30, 2007
Foreign currency translation adjustments	$14,800	$16,277
Pension liability adjustments, net of tax of $3,322 and $3,322	3,128	3,104
Unrealized investment (loss) gain, net of tax of $0	(6)	1
Unrealized loss on cash flow hedge, net of tax of $329 and $368	(11,543)	(6,811)

Accumulated other comprehensive income	$6,379	$12,571

Comprehensive loss for the thirteen weeks ended March 30, 2008 and April 1, 2007 was $4.1 million and $38.8 million, respectively.

(10) RELATED PARTY TRANSACTIONS

In 2004, the Company and SCIC entered into a management agreement with SCC Holding providing for, among other items, the payment by SCIC of an annual advisory fee of $2.5 million to SCC Holding. Pursuant to this management agreement, the Company incurred $0.6 million of advisory fees in each of the thirteen-week periods ended March 30, 2008 and April 1, 2007. As of March 30, 2008 and December 30, 2007, amounts included in other current liabilities on the Company’s Consolidated Balance Sheets were $3.1 million and $2.5 million, respectively.

Also in 2004, the Company and SCIC entered into a management agreement with Vestar pursuant to which SCIC would pay Vestar an $0.8 million annual advisory fee, plus reimbursement of its expenses. The Company incurred $0.2 million of advisory fees during the thirteen weeks ended March 30, 2008 and April 1, 2007. As of March 30, 2008 and December 30, 2007, $1.0 million and $1.5 million was included in other current liabilities on the Company’s Consolidated Balance Sheets for advisory fees and out-of-pocket expenses.

In December 2006, the Company’s First Lien Facility was amended to, among other items, provide that beginning in 2007, SCC Holding and Vestar may not receive payment for management services unless the Company meets certain financial covenants contained in the First Lien Facility. The Company is accruing for any such management fees that are earned but not paid pursuant to the foregoing.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) SEGMENTS

The Company manages and evaluates its operations in two reportable segments: North America and Europe. Both segments produce a broad array of disposable foodservice and consumer products, which are available in paper, plastic and foam. The operating segments are managed separately based on the products and requirements of the different markets. North America includes all U.S. entities, Canada, Mexico, Corporate and Puerto Rico; Europe includes all U.K. entities; and Other includes Panama and Australia.

The accounting policies of the operating segments are the same as those described in Note 2 to the consolidated financial statements in the Company’s 2007 Annual Report on Form 10-K. Segment operating results are measured based on operating income (loss). Intersegment net sales are accounted for on an arm’s length pricing basis.

(in thousands)	North America	Europe	Other	Total Segments	Eliminations	Total
For the thirteen weeks ended March 30, 2008
Net sales	$438,496	$24,601	$3,352	$466,449	$(5,187)	$461,262
Intersegment net sales	5,187	—	—	5,187	(5,187)	—
Operating income (loss)	17,877	(45)	(53)	17,779	36	17,815

For the thirteen weeks ended April 1, 2007
Net sales	$460,449	$22,920	$3,410	$486,779	$(4,052)	$482,727
Intersegment net sales	4,052	—	—	4,052	(4,052)	—
Operating (loss) income	(15,448)	540	371	(14,537)	(3)	(14,540)

(in thousands)	Thirteen weeks ended March 30, 2008	Thirteen weeks ended April 1, 2007
Operating income (loss):
Total segment operating income (loss)	$17,779	$(14,537)
Elimination of intersegment operating loss (income)	36	(3)
Interest expense, net of interest income of $381 and $1,529	(16,131)	(20,999)
Foreign currency exchange gain, net	850	437

Income (loss) from continuing operations before income taxes	$2,534	$(35,102)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) GUARANTOR NOTE

On February 27, 2004, with an effective date of February 22, 2004, the Company acquired SF Holdings Group, Inc. The Company partially funded this acquisition through the issuance of 8.5% Senior Subordinated Notes. The 8.5% Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s subsidiaries. The consolidated guarantors include: Solo Cup Company (“Solo Delaware”), P.R. Solo Cup, Inc., SF Holdings Group, Inc., Solo Cup Operating Corporation, Lily-Canada Holding Corporation, Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited. The following financial information presents the guarantors and non-guarantors of the 8.5% Senior Subordinated Notes, in accordance with Rule 3-10 of Regulation S-X:

	Condensed Consolidated Balance Sheet March 30, 2008 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15,407	$3,556	$15,954	$—	$34,917
Accounts receivable:
Trade	—	123,915	17,245	—	141,160
Other	94,963	83,371	17	(174,484)	3,867
Inventories	—	312,217	25,543	(2,584)	335,176
Deferred income taxes	—	39,952	658	445	41,055
Prepaid expenses and other current assets	—	43,670	4,055	—	47,725

Total current assets	110,370	606,681	63,472	(176,623)	603,900
Property, plant and equipment, net	—	476,873	37,543	—	514,416
Goodwill and intangible assets, net	—	22,660	—	—	22,660
Other assets	73,002	50,276	2,565	(99,308)	26,535

Total assets	$183,372	$1,156,490	$103,580	$(275,931)	$1,167,511

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$163,428	$79,552	$17,524	$(174,485)	$86,019
Accrued expenses and other current liabilities	6,374	88,487	7,591	—	102,452

Total current liabilities	169,802	168,039	25,115	(174,485)	188,471
Long-term debt, net of current maturities	—	749,415	1,482	—	750,897
Deferred income taxes	—	49,536	3,555	—	53,091
Other liabilities	11,776	78,948	10,272	(7,926)	93,070

Total liabilities	181,578	1,045,938	40,424	(182,411)	1,085,529

Shareholder’s equity:
Common stock	—	—	843	(843)	—
Additional paid-in capital	45,875	266,504	24,158	(81,542)	254,995
(Accumulated deficit) retained earnings	(32,538)	(167,475)	31,756	(11,135)	(179,392)
Accumulated other comprehensive (loss) income	(11,543)	11,523	6,399	—	6,379

Total shareholder’s equity	1,794	110,552	63,156	(93,520)	81,982

Total liabilities and shareholder’s equity	$183,372	$1,156,490	$103,580	$(275,931)	$1,167,511

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) GUARANTOR NOTE (Continued)

	Condensed Consolidated Balance Sheet December 30, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10,464	$4,881	$18,238	$—	$33,583
Accounts receivable:
Trade	—	142,620	17,447	—	160,067
Other	89,968	68,540	505	(149,190)	9,823
Inventories	—	280,301	22,435	(1,699)	301,037
Deferred income taxes	—	40,470	707	445	41,622
Prepaid expenses and other current assets	16	42,150	3,578	—	45,744

Total current assets	100,448	578,962	62,910	(150,444)	591,876
Property, plant and equipment, net	—	501,095	39,334	—	540,429
Goodwill and intangible assets, net	—	23,162	—	—	23,162
Other assets	74,043	49,671	2,624	(99,307)	27,031

Total assets	$174,491	$1,152,890	$104,868	$(249,751)	$1,182,498

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$139,120	$79,546	$17,085	$(149,189)	$86,562
Accrued expenses and other current liabilities	13,513	87,708	10,308	—	111,529

Total current liabilities	152,633	167,254	27,393	(149,189)	198,091
Long-term debt, net of current maturities	—	754,285	1,912	—	756,197
Deferred income taxes	—	50,711	3,697	—	54,408
Other liabilities	7,070	78,260	10,335	(7,926)	87,739

Total liabilities	159,703	1,050,510	43,337	(157,115)	1,096,435

Shareholder’s equity:

Common stock	—	—	843	(843)	—
Additional paid-in capital	45,875	266,504	24,158	(81,542)	254,995
(Accumulated deficit) retained earnings	(24,276)	(175,650)	28,674	(10,251)	(181,503)
Accumulated other comprehensive (loss) income	(6,811)	11,526	7,856	—	12,571

Total shareholder’s equity	14,788	102,380	61,531	(92,636)	86,063

Total liabilities and shareholder’s equity	$174,491	$1,152,890	$104,868	$(249,751)	$1,182,498

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Thirteen weeks ended March 30, 2008 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$435,511	$50,922	$(25,171)	$461,262
Cost of goods sold	—	373,685	44,505	(24,287)	393,903

Gross profit	—	61,826	6,417	(884)	67,359
Selling, general and administrative expenses	17	39,179	2,457	—	41,653
Loss on sale of property, plant and equipment	—	7,865	26	—	7,891

Operating (loss) income	(17)	14,782	3,934	(884)	17,815
Interest expense, net	8,207	7,917	7	—	16,131
Foreign currency exchange gain, net	—	(699)	(151)	—	(850)

(Loss) income from continuing operations before income taxes	(8,224)	7,564	4,078	(884)	2,534
Income tax provision (benefit)	38	(856)	996	—	178

(Loss) income from continuing operations	$(8,262)	$8,420	$3,082	$(884)	$2,356
Loss from discontinued operations	—	(245)	—	—	(245)

Net (loss) income	$(8,262)	$8,175	$3,082	$(884)	$2,111

	Consolidated Statement of Operations Thirteen weeks ended April 1, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$458,481	$45,781	$(21,535)	$482,727
Cost of goods sold	—	428,825	40,484	(21,065)	448,244

Gross profit	—	29,656	5,297	(470)	34,483
Selling, general and administrative expenses	(577)	46,750	2,501	(24)	48,650
Loss (gain) on sale of property, plant and equipment	—	380	(7)	—	373

Operating income (loss)	577	(17,474)	2,803	(446)	(14,540)
Interest (income) expense, net	(844)	21,700	143	—	20,999
Foreign currency exchange gain, net	—	(303)	(134)	—	(437)

Income (loss) from continuing operations before income taxes	1,421	(38,871)	2,794	(446)	(35,102)
Income tax (benefit) provision	(497)	(4)	1,052	—	551

Income (loss) from continuing operations	1,918	(38,867)	1,742	(446)	(35,653)
Loss from discontinued operations, net of income taxes	—	(2,539)	(642)	—	(3,181)

Net income (loss)	$1,918	$(41,406)	$1,100	$(446)	$(38,834)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Thirteen weeks ended March 30, 2008 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities – continuing operations	$9,943	$10,504	$(711)	$19,736
Net cash used in operating activities – discontinued operations	—	(108)	—	(108)

Net cash provided by (used in) operating activities	9,943	10,396	(711)	19,628

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(15,598)	(802)	(16,400)
Proceeds from sale of property, plant and equipment	—	3,962	24	3,986

Net cash used in investing activities	—	(11,636)	(778)	(12,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving credit facilities	(3,000)	—	—	(3,000)
Repayments of term notes	(2,000)	—	—	(2,000)
Repayments of other debt	—	(108)	(358)	(466)

Net cash used in financing activities	(5,000)	(108)	(358)	(5,466)

Effect of exchange rate changes on cash	—	23	(437)	(414)

Net increase (decrease) in cash and cash equivalents	4,943	(1,325)	(2,284)	1,334
Cash and cash equivalents, beginning of period	10,464	4,881	18,238	33,583

Cash and cash equivalents, end of period	$15,407	$3,556	$15,954	$34,917

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Thirteen weeks ended April 1, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities – continuing operations	$(16,681)	$(265)	$(3,282)	$(20,228)
Net cash provided by (used in) operating activities – discontinued operations	—	6,531	(397)	6,134

Net cash (used in) provided by operating activities	(16,681)	6,266	(3,679)	(14,094)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(12,898)	(579)	(13,477)
Proceeds from sale of property, plant and equipment	—	122	6	128

Net cash used in investing activities – continuing operations	—	(12,776)	(573)	(13,349)
Net cash (used in) provided by investing activities – discontinued operations	—	(249)	1,269	1,020

Net cash (used in) provided by investing activities	—	(13,025)	696	(12,329)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facilities	(26,100)	—	1,255	(24,845)
Borrowings under term notes	50,000	—	—	50,000
Repayments to parent	(2,007)	—	—	(2,007)
Repayments of term notes	(1,625)	—	(308)	(1,933)
Repayments of other debt	—	(47)	—	(47)
Debt issuance costs	(377)	—	—	(377)

Net cash provided by (used in) financing activities – continuing operations	19,891	(47)	947	20,791
Net cash used in financing activities – discontinued operations	—	—	(23)	(23)

Net cash provided by (used in) financing activities	19,891	(47)	924	20,768

Effect of exchange rate changes on cash	—	(2)	70	68

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,210	(6,808)	(1,989)	(5,587)
Cash and cash equivalents, beginning of period	1,232	10,815	14,344	26,391

Cash and cash equivalents, end of period	4,442	4,007	12,355	20,804
Less: Cash and cash equivalents – discontinued operations	—	1,858	5,211	7,069

Cash and cash equivalents – continuing operations	$4,442	$2,149	$7,144	$13,735

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report, as well as consolidated financial statements and notes thereto and related management discussion and analysis of financial condition and results of operations included in our 2007 Annual Report on Form 10-K.

General

We are a leading producer and marketer of single-use products used to serve food and beverages and have served our industry for over 70 years. We manufacture one of the broadest product lines of cups, lids, food containers, plates, bowls, portion cups and food packaging containers in the industry, with products available in plastic, paper and foam. We serve two primary customer groups, foodservice and consumer. Our products are known for their quality, reliability and consistency and are marketed primarily under the Solo® and Sweetheart® brands, as well as Jack Frost and Trophy®. We are one of the leading suppliers of branded disposable cups and plastic plates and bowls to retail customers in the United States. We also provide a line of products to our customers under private label. We operate manufacturing facilities and distribution centers in North America, the United Kingdom and Panama, and we sell our products worldwide.

Thirteen weeks ended March 30, 2008 compared to the thirteen weeks ended April 1, 2007

(in millions)	Thirteen weeks ended March 30, 2008	Thirteen weeks ended April 1, 2007	Favorable (Unfavorable)
Net sales	$461.3	$482.7	$(21.4)	(4.4)%
Cost of goods sold	393.9	448.2	54.3	12.1

Gross profit	67.4	34.5	32.9	95.4
Selling, general and administrative expenses	41.7	48.6	6.9	14.2
Loss on sale of property, plant and equipment	7.9	0.4	(7.5)	*

Operating income (loss)	17.8	(14.5)	32.3	*
Interest expense, net	16.1	21.0	4.9	23.3
Foreign currency exchange gain, net	(0.8)	(0.4)	0.4	100.0

Income (loss) from continuing operations before income taxes	2.5	(35.1)	37.6	*
Income tax provision	0.2	0.6	0.4	66.7

Income (loss) from continuing operations	2.3	(35.7)	38.0	*
Loss from discontinued operations, net of tax provision of $0 and $0.2	(0.2)	(3.1)	2.9	93.5

Net income (loss)	$2.1	$(38.8)	$40.9	*

*	Not meaningful

Net sales decreased $21.4 million, or 4.4%, for the thirteen weeks ended March 30, 2008 compared to the prior year period. The decrease in net sales reflects a 16.9% decrease in sales volume partially offset by a 12.5% increase in average realized sales price as compared to the thirteen weeks ended April 1, 2007.

Lower sales volumes are the result of various strategic initiatives and external factors. The decrease in sales volume reflects the divestiture of non-core assets, including our uncoated white paper plate product line sold in September 2007. Sales volume was also impacted by our de-emphasis of certain product categories, such as straws, stirrers and selected cutlery items, which are high volume commodity products. The decrease in sales volume also reflects our effort to improve commercial arrangements as well as to exit certain unfavorable relationships. Finally, sales volume was impacted by a competitive marketplace and, to a lesser extent, the softening U.S. economy.

The increase in average realized sales price reflects the impact of pricing increases we implemented in 2007 in response to higher raw material and energy costs, as well as a shift in product mix.

For the thirteen weeks ended March 30, 2008, gross profit increased by $32.9 million over the prior year period. As a percentage of net sales, gross profit was 14.6% in the first quarter of 2008 versus 7.1% in the first quarter of 2007. The increase in gross profit was primarily driven by (1) an increase in average realized sales price, (2) efficiency improvements resulting from ongoing productivity initiatives, (3) lower professional fees, which in 2007 related to our performance improvement plan and (4) lower costs for freight and distribution, reflecting the benefit of a new information system, which helped to counter rising diesel fuel costs. These improvements were partially offset by higher raw material costs and the impact of lower production volumes on our fixed cost absorption.

Selling, general and administrative expenses decreased $6.9 million for the thirteen weeks ended March 30, 2008 compared to the thirteen weeks ended April 1, 2007. The decrease primarily reflects (1) $3.8 million of costs incurred during the 2007 period for the implementation of our new order management system, (2) $2.1 million of professional fees incurred during the 2007 period in connection with our performance improvement program and (3) lower intangible asset amortization expense. These decreases in selling, general and administrative expenses were partially offset by an increase in compensation expense, in part related to our new long term incentive plan. As a percentage of net sales, selling, general and administrative expenses were 9.0% in the first quarter of 2008 versus 10.1% in the first quarter of 2007.

Loss on sale of property, plant and equipment for the thirteen weeks ended March 30, 2008 increased $7.5 million compared to the thirteen weeks ended April 1, 2007. The loss during the current period primarily reflects the sale of non-core assets including our dairy packaging machinery and equipment.

For the thirteen weeks ended March 30, 2008, interest expense, net decreased $4.9 million compared to the prior year period. Lower interest expense is primarily attributable to lower outstanding term debt, mainly due to the June 2007 retirement of the $130.0 million second lien credit facility from the net proceeds of the sale-leaseback transaction. To a lesser extent, lower interest expense is a result of decreased utilization of the revolving credit facility under the First Lien, due to improved operating cash flow, and lower average interest rates compared to the prior year period.

During the thirteen weeks ended March 30, 2008, the income tax provision of $0.2 million primarily reflects income tax provision for our foreign jurisdictions. As the Company is in a net operating loss carryforward position in the United States, any taxes related to domestic earnings are largely offset by valuation allowances. During the thirteen weeks ended April 1, 2007, the income tax provision of $0.6 million is primarily related to foreign jurisdictions. For our domestic operations, the tax benefit generated from the loss incurred during the period was largely offset by a corresponding increase in the valuation allowance; therefore, a minimal net domestic tax benefit was recognized.

Liquidity and Capital Resources

Historically, the Company has relied on cash flows from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. Net cash provided by operating activities during the thirteen weeks ended March 30, 2008 was $19.6 million compared to net cash used in operating activities of $14.1 million during the thirteen weeks ended April 1, 2007. The increased cash flow from operations is a result of improved operating results driven by gross margin improvement, partially offset by investments in working capital.

Working capital increased $21.6 million to $415.4 million at March 30, 2008, from $393.8 million at December 30, 2007. The increase mostly reflects higher inventory balances partially offset by lower accounts receivable. The higher inventory balances were primarily driven by a planned inventory build as we prepare for higher sales during the warmer seasons. The decrease in accounts receivable was driven by lower sales and the receipt of vendor rebate payments.

Net cash used in investing activities during the thirteen weeks ended March 30, 2008 was $12.4 million compared to $12.3 million during the thirteen weeks ended April 1, 2007. Capital expenditures during the thirteen weeks ended March 30, 2008 were $16.4 million compared to $13.5 million during the thirteen weeks ended April 1, 2007. Capital expenditures were funded by cash provided by operating activities. The sale of property, plant and equipment provided investing cash flows of $4.0 million in the first quarter of 2008 and was primarily related to the sale of dairy packaging machinery and equipment.

Net cash used in financing activities during the thirteen weeks ended March 30, 2008 was $5.5 million compared to net cash provided by financing activities of $20.8 million during the thirteen weeks ended April 1, 2007. The change year over year is driven by the significant decrease in borrowings as a result of stronger operating results.

Long-term debt

The following is a summary of our long-term debt at March 30, 2008 (in thousands):

March 30, 2008
Long-term debt:
8.5% Senior Subordinated Notes	$325,000
First Lien Facility – Term Loan	396,650
First Lien Facility – Revolver	27,100
Canadian Credit Facility – Term Loan	2,902
Capital lease obligations	1,937

Total long-term debt	753,589
Less - Current maturities of long-term debt	2,692

Long-term debt, net of current maturities	$750,897

The following is a summary of our committed revolving credit facilities at March 30, 2008 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Unused Capacity
First Lien Facility-revolving facility	$150,000	$27,100	$30,567	$92,333
Canadian Credit Facility-revolving facility (2)	14,410	—	—	11,242

	$164,410	$27,100	$30,567	$103,575

(1)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.
(2)

The commitment amount for the Canadian revolving credit facility is CAD $14.7 million (approximately $14.4 million); however, unused capacity is CAD $11.4 million (approximately $11.2 million) due to borrowing base limitations.

In addition to the unused capacity under our revolving facilities, the term loan under our Canadian credit facility had additional borrowing availability of CAD $12.4 million (approximately $12.2 million) as of March 30, 2008.

First Lien Facility

On February 27, 2004, we entered into credit facilities comprised of a $150.0 million revolving credit facility maturing in 2010 and a $650.0 million term loan facility maturing on February 27, 2011 (collectively, the “First Lien”). The revolving credit facility is principally used for working capital purposes, and the term loan facility was used to finance our 2004 acquisition of SF Holdings and related transactions. The First Lien was subsequently amended by Amendment No. 1 dated as of March 31, 2005, Amendment No. 2 dated as of October 14, 2005, Amendment No. 3 and waiver dated as of March 27, 2006, Amendment No. 4 and waiver dated as of October 13, 2006 and Amendment No. 5 dated as of December 22, 2006.

In March 2008, we made a $2.0 million mandatory term loan prepayment under the First Lien, which was made from the net proceeds of the sale of dairy packaging assets. The scheduled principal repayments of approximately $1.0 million are due on November 27, 2008 and quarterly thereafter through November 27, 2010, with a balloon payment of approximately $387.3 million due on February 27, 2011.

All mandatory quarterly payments have been made to date. We were in compliance with all financial covenants under the First Lien during the thirteen weeks ended March 30, 2008.

Other Contingencies

We entered into agreements with the State of Illinois (“State”) and the City of Chicago (“City”) relating to the acquisition and development of certain property of the Company located in the City. Pursuant to these agreements, the State and the City provided certain grants to us, paid certain costs on our behalf and undertook certain obligations relating to the property. Under these agreements, we are required to fulfill certain obligations relating to development of the property and retention of a certain number of employees. If these obligations were not fulfilled, we may be required to repay certain amounts granted or paid by the State or the City, the net impact of which, we believe, would not be material to our business, financial condition, results of operations or cash flows. During the thirteen weeks ended April 1, 2007, the Company entered into a purchase and sale agreement to sell the property. The purchase and sale agreement provides that, upon the closing of the sale, the obligations of the Company to the State and the City will be satisfied or the Company will otherwise be released from such obligations. During the first quarter of 2008, the agreement was extended through October 31, 2008.

Outlook

Management believes that cash generated by operations and amounts available under our credit facilities should be sufficient to meet our expected operating needs, planned capital expenditures, payments in conjunction with our lease commitments and debt service requirements for the remainder of 2008. We expect that our total 2008 capital expenditures will be in the range of $60 million to $70 million and contributions to our defined benefit plans will be approximately $6 million.

In recent years, our industry has experienced volatility in raw material and energy pricing. The principal raw materials used in our plastic operations are resins, some of which include polystyrene, polypropylene and APET. Resin prices are influenced by other input prices such as oil, natural gas, benzene and ethylene, as well as availability of supply and changes in demand. Benzene prices have remained elevated and volatile.

The principal raw material used in our paper operations is solid bleached sulfate paperboard. Paper prices are driven by global supply and demand as well as input costs for energy, fiber, chemicals, polyethylene and transportation.

Global energy prices increased throughout the first quarter of 2008. These increases impact our transportation and production costs. Historically, we have been able to partially mitigate the effect of higher energy-related costs with productivity, utilization of equipment and efficiency improvements.

For the remainder of 2008, we expect that raw material and energy costs will continue to be uncertain and additional increases are possible. We continue to closely monitor changing conditions and will respond as quickly as possible to minimize any potential impact to our results of operations.

Net Operating Loss Carryforwards

As of March 30, 2008, we had approximately $154.6 million of U.S. federal tax net operating loss carryforwards that expire between 2024 and 2026, and there are no carryforwards that are subject to the provisions of Internal Revenue Code Section 382. We establish a valuation allowance for deferred tax assets, including our net operating loss carryforwards, when the amount of expected future taxable income is not likely to support the use of the deduction or credit. During the thirteen weeks ended March 30, 2008, our valuation allowance decreased by $0.2 million, to $87.5 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Critical Accounting Estimates

Our critical accounting estimates are described in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008. There have been no changes to the critical accounting estimates since that filing.

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

The partial adoption of SFAS 157 in the first quarter of 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on our consolidated financial statements, but resulted in additional disclosures contained in Note 6 to the accompanying consolidated financial statements. We are in the process of analyzing the potential impact of SFAS 157 relating to our planned adoption of the remainder of the standard in the first quarter of 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 as in the first quarter of 2008 and has elected not to apply the fair value option to any of its financial instruments.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosure regarding derivative instruments and hedging activities, enabling better understanding of their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2008 and incorporated herein by reference and in our other filings made from time to time with the SEC. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. These cautionary statements are to be used as a reference in connection with any forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the impact of our indebtedness on our cash flow and operating flexibility;

•	the impact of economic, financial, industry conditions and our continued realization of cost savings on our ability to drive capital growth to service our debt;

•	the impact of any downgrades in our corporate ratings on the credit terms offered to us by our vendors and the interest rates offered to us if we require additional capital or financing;

•	availability of and increases in raw material pricing, energy and fuel;

•	effect of increased regulation of certain raw materials used in our products and changing federal, state, foreign and local environmental and occupational health and safety laws and regulations;

•	impact of competitive products and pricing and fluctuations in demand for our products;

•	ineffective or incomplete remediation of prior material weaknesses in our internal controls over financial reporting;

•	risks associated with conducting business in multiple foreign jurisdictions, including foreign currency exchange rate fluctuations;

•	our ability to improve existing products and develop new products;

•	loss of key management and personnel;

•	event of catastrophic loss of one of our key manufacturing facilities;

•	potential conflicts of interest between our note holders and the stockholders of SCIC;

•	loss of one or more of our principal customers;

•	impact of any prolonged work stoppage;

•	diversion of management attention from other business activities in the event we pursue additional acquisitions or undertake divestitures in the future; and

•	our ability to enforce our intellectual property and other proprietary rights.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, the Company is exposed to market risk-sensitive instruments, which consist primarily of interest rate risk associated with its variable rate debt. The First Lien facility and the Canadian credit facility both include a revolving and term credit facility, which bear interest at a variable rate.

The interest rate on the First Lien facility is either Eurodollar rate based (1, 2, 3 or 6 months) plus a margin or the bank’s base rate plus a margin, whichever the Company selects. For the revolving credit facility, the margin varies from 2.75% to 3.50% on the Eurodollar rate borrowing and from 1.75% to 2.50% on the base rate borrowings depending on the Company’s most recent Consolidated Leverage Ratio. For the term loan, the margin is 3.50% on the Eurodollar rate borrowing and 2.50% on the base rate borrowings. At March 30, 2008, the variable rate on term loan borrowings was 6.35% and the interest rate on borrowings under the revolving credit facility was 7.5%.

The Canadian revolving and term loan facilities bear interest at the Canadian prime rate plus 0.25% or the Canadian bankers’ acceptance rate plus 1.50%, at the Company’s option. As of March 30, 2008, borrowings under the revolving credit facility and the term loan carried effective interest rates of 5.36%.

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

As of March 30, 2008, the outstanding indebtedness under the First Lien facility was $423.8 million and $92.3 million was available under the First Lien revolving credit facility. As of March 30, 2008, the outstanding indebtedness under the Canadian credit facility was CAD $3.0 million (approximately $2.9 million). CAD $11.4 million (approximately $11.2 million) was available under the revolving credit facility and the term loan under the Canadian credit facility had additional borrowing availability of CAD $12.4 million (approximately $12.2 million).

Based upon the information above, the Company’s annual pre-tax income would increase or decrease by approximately $2.3 million for each one-percentage point decrease or increase, respectively, in the interest rates applicable to the variable rate debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

Item 4T.	Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files under the Exchange Act.

(b)	Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended March 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

We do not believe there have been any material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007 filed with the Securities and Exchange Commission on March 11, 2008.

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

SOLO CUP COMPANY

Date: May 13, 2008	By:	/s/ Robert D. Koney, Jr.
Robert D. Koney, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF SOLO CUP COMPANY

FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008

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