Form 10-Q
period 2008-06-29
Solo Cup CO
filed 2008-08-12
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the thirteen weeks ended June 29, 2008

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

The number of shares outstanding of the Registrant’s common stock as of August 12, 2008:

Common Stock, $0.01 par value – 100 shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 29, 2008	December 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,677	$33,583
Accounts receivable:
Trade, less allowance for doubtful accounts of $1,596 and $1,348	157,325	160,067
Other	3,561	9,823
Inventories	333,615	301,037
Prepaid expenses	13,019	13,819
Deferred income taxes	39,572	41,622
Assets held for sale	10,246	11,423
Other current assets	20,230	20,502

Total current assets	612,245	591,876
Property, plant and equipment, less accumulated depreciation and amortization of $657,009 and $628,089	508,340	540,429
Goodwill	20,968	20,958
Intangible assets, less accumulated amortization of $30,218 and $29,302	620	2,204
Other assets	25,446	27,031

Total assets	$1,167,619	$1,182,498

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$91,902	$86,562
Accrued payroll and related costs	41,848	50,023
Accrued customer allowances	24,587	26,493
Other current liabilities	34,983	35,013

Total current liabilities	193,320	198,091
Long-term debt, net of current maturities	738,283	756,197
Deferred income taxes	52,261	54,408
Pensions and other postretirement benefits	11,781	12,500
Deferred gain on sale-leaseback	47,498	49,187
Other liabilities	28,156	26,052

Total liabilities	1,071,299	1,096,435

Shareholder’s equity:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding as of June 29, 2008 and December 30, 2007	—	—
Additional paid-in capital	254,995	254,995
Accumulated deficit	(171,050)	(181,503)
Accumulated other comprehensive income	12,375	12,571

Total shareholder’s equity	96,320	86,063

Total liabilities and shareholder’s equity	$1,167,619	$1,182,498

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Thirteen weeks ended June 29, 2008	Thirteen weeks ended July 1, 2007	Twenty-six weeks ended June 29, 2008	Twenty-six weeks ended July 1, 2007
Net sales	$518,519	$575,909	$979,781	$1,058,636
Cost of goods sold	442,572	498,750	836,475	946,994

Gross profit	75,947	77,159	143,306	111,642
Selling, general and administrative expenses	45,397	55,363	87,050	104,013
Loss (gain) on sale of property, plant and equipment	1,987	(1,538)	9,878	(1,165)

Operating income	28,563	23,334	46,378	8,794
Interest expense, net of interest income of $221, $155, $602 and $1,684	15,217	22,524	31,348	43,523
Prepayment penalty	—	1,300	—	1,300
Loss on debt extinguishment	—	3,962	—	3,962
Foreign currency exchange gain, net	(395)	(1,310)	(1,245)	(1,747)
Other expense, net	—	4	—	4

Income (loss) from continuing operations before income taxes	13,741	(3,146)	16,275	(38,248)
Income tax provision (benefit)	5,215	(2,927)	5,393	(2,376)

Income (loss) from continuing operations	8,526	(219)	10,882	(35,872)
(Loss) income from discontinued operations, net of income tax provision of $0, $1,011, $0 and $1,202	(184)	3,322	(429)	141

Net income (loss)	$8,342	$3,103	$10,453	$(35,731)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(In thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholder’s equity
Balance at December 30, 2007	$—	$254,995	$(181,503)	$12,571	$86,063
Net income (Unaudited)	—	—	10,453	—	10,453
Foreign currency translation adjustment (Unaudited)	—	—	—	(551)	(551)
Pension liability adjustments, net of tax of $0 (Unaudited)	—	—	—	48	48
Unrealized investment loss, net of tax of $0 (Unaudited)	—	—	—	(6)	(6)
Recognition of realized gain on cash flow hedge, net of tax of $77 (Unaudited)	—	—	—	(54)	(54)
Unrealized loss on cash flow hedge, net of tax of $0 (Unaudited)	—	—	—	(1,313)	(1,313)
Reclassification of realized loss on cash flow hedge, net of tax of $0 (Unaudited)	—	—	—	1,680	1,680

Balance at June 29, 2008 (Unaudited)	$—	$254,995	$(171,050)	$12,375	$96,320

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Twenty-six weeks ended June 29, 2008	Twenty-six weeks ended July 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,453	$(35,731)
Loss (income) from discontinued operations, net of income taxes	429	(141)

Income (loss) from continuing operations	10,882	(35,872)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	40,722	45,671
Deferred financing fee amortization	2,172	2,623
Loss (gain) on sale of property, plant and equipment	9,878	(1,165)
Asset impairment	—	2,559
Loss on debt extinguishment	—	3,962
Deferred income taxes	2,234	(4,815)
Foreign currency exchange gain, net	(1,245)	(1,747)
Changes in operating assets and liabilities:
Accounts receivable, net	9,606	1,275
Inventories	(32,862)	11,178
Prepaid expenses and other current assets	766	(4,192)
Other assets	331	674
Accounts payable	9,667	518
Accrued expenses and other current liabilities	(12,807)	8,228
Other liabilities	802	(5,306)
Other, net	835	(1,901)

Net cash provided by operating activities-continuing operations	40,981	21,690
Net cash (used in) provided by operating activities-discontinued operations	(264)	11,841

Net cash provided by operating activities	$40,717	$33,531

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited, in thousands)

	Twenty-six weeks ended June 29, 2008	Twenty-six weeks ended July 1, 2007
Net cash provided by operating activities	$40,717	$33,531

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(31,400)	(18,345)
Proceeds from sale of property, plant and equipment	10,179	128,345

Net cash (used in) provided by investing activities-continuing operations	(21,221)	110,000
Net cash provided by investing activities-discontinued operations	—	94

Net cash (used in) provided by investing activities	(21,221)	110,094

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving credit facilities	(9,900)	(59,642)
Borrowings under term notes	—	50,000
Repayment of capital to parent	—	(2,007)
Repayments of term notes	(7,667)	(133,876)
(Repayments) borrowings of other debt	(528)	178
Debt issuance costs	—	(380)

Net cash used in financing activities-continuing operations	(18,095)	(145,727)
Net cash used in financing activities-discontinued operations	—	(44)

Net cash used in financing activities	(18,095)	(145,771)

Effect of exchange rate changes on cash	(307)	145

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,094	(2,001)
CASH AND CASH EQUIVALENTS, beginning of period	33,583	26,391

CASH AND CASH EQUIVALENTS, end of period	34,677	24,390
Less: Cash and cash equivalents – discontinued operations	—	7,881

Cash and cash equivalents – continuing operations	$34,677	$16,509

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of capitalized interest	$29,889	$56,279

Income taxes paid, net of income tax refunds	$3,214	$2,344

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

Immaterial Correction of Errors

In accordance with the guidance of Staff Accounting Bulletin No. 108, these interim consolidated financial statements reflect the immaterial correction of errors in the Company’s prior period financial statements, described in Notes 2, 7, 12 and as follows. For the year ended December 31, 2006 and during the twenty-six weeks ended July 1, 2007, the Company incorrectly included non-cash activities in its Statements of Cash Flows which related to cash outflows in subsequent periods for fixed asset purchases. In correcting this immaterial error, the net impact to purchases of property, plant and equipment in the Statement of Cash Flows for the twenty-six weeks ended July 1, 2007, included in this Form 10-Q, was an increase of $4.5 million. This reduction in investing cash flows was offset by a corresponding $4.5 million increase in operating cash flows, to recognize accounts payable and accrued expense reductions that were not uses of cash.

In the Company’s 2007 Form 10-K, the Statements of Changes in Shareholder’s Equity and Comprehensive Income (Loss) incorrectly stated total comprehensive income for 2007 as $78.2 million; however, the components of comprehensive income totaled $77.5 million.

During the second fiscal quarter of 2008, the Company identified approximately $6.0 million and $0.7 million of open accounts receivable credits that relate to annual periods prior to 2008 (primarily 2007) and the second fiscal quarter of 2008, respectively. The Company is currently completing its review of these credits and to date has determined that a portion of the credits should be reversed, which would increase net sales reported in prior periods. Based on the results of the work performed to date, the Company does not expect the impact to be material to any prior annual consolidated financial statements or the first fiscal quarter of 2008. The maximum impact to net sales of prior periods would be an aggregate increase of $6.7 million. The $6.7 million of open credits are included as a reduction of accounts receivable on the Company’s Consolidated Balance Sheet as of June 29, 2008. The Company expects to complete its review during the third fiscal quarter of 2008 and be in a position to quantify the impact of resolving the open credits on prior annual and quarterly periods.

(2) ASSETS HELD FOR SALE

Assets held for sale, included within the Company’s North America operating segment, are as follows (in thousands):

	June 29, 2008	December 30, 2007
Chicago property (1)	$9,246	$9,246
Leominster, MA and Wheeling, IL (2) (3)	1,000	2,177

Assets held for sale	$10,246	$11,423

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)

In March 2007, the Company entered into a purchase and sale agreement (the “Agreement”) with a third party for the sale of certain property of the Company located in the City of Chicago. Previously, the Company had entered into agreements with the State of Illinois (“State”) and the City of Chicago (“City”) relating to the acquisition and development of the property. Pursuant to these agreements, the State and the City provided certain grants to the Company, paid certain costs on behalf of the Company and undertook certain obligations relating to the property. Under these agreements, the Company is required to fulfill certain obligations relating to development of the property and retention of a certain number of employees. If these obligations were not fulfilled, the Company would be required to repay certain amounts granted or paid by the State or the City, the net impact of which, the Company believes, would not be material to its business, financial condition, results of operations or cash flows. The Agreement with the third party provides that, upon the closing of the sale, the obligations of the Company to the State and the City will be satisfied or the Company will otherwise be released from such obligations. The Agreement has been extended through October 31, 2008. As of June 29, 2008 and December 30, 2007, assets held for sale includes $9.2 million representing the carrying value of this property.

(2)

The Company’s Leominster, MA and Wheeling, IL plants ceased operations in December 2007 and February 2008, respectively. During the twenty-six weeks ended June 29, 2008, equipment at both plants and the Wheeling manufacturing facility were sold.

(3)

The Company recognized an impairment loss of $3.0 million during the fourth quarter of 2007 to adjust the carrying value of certain equipment at these locations to fair value. In the Company’s Form 10-K for the fiscal year ended December 30, 2007, the impairment loss was reflected as a reduction in property, plant and equipment; however, it should have been reflected as a reduction of assets held for sale. The Company’s December 30, 2007 Consolidated Balance Sheet in this Form 10-Q reflects the correction of this immaterial error to increase the balance of property, plant and equipment and decrease the balance of assets held for sale by $3.0 million.

(3) INVENTORIES

The components of inventories are as follows (in thousands):

	June 29, 2008	December 30, 2007
Finished goods	$251,291	$215,752
Work in process	15,346	13,935
Raw materials and supplies	66,978	71,350

Total inventories	$333,615	$301,037

(4) LOSS ON SALE OF PROPERTY, PLANT AND EQUIPMENT

During the twenty-six weeks ended June 29, 2008, the loss on sale of property, plant and equipment of $9.9 million is primarily losses on the disposal of non-core assets, including the March 2008 sale of the Company’s dairy packaging machinery and equipment.

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

Net property, plant and equipment was reduced by the carrying values of the properties sold, which amounted to approximately $73.0 million, of which $65.5 million was buildings and improvements and $7.5 million was land. The resulting gain of approximately $53.2 million (net of $3.7 million of closing costs) was recorded as a deferred credit in the Company’s Consolidated Balance Sheet. The remaining deferred credit is being amortized to income on a straight-line basis as an offset to rent expense over the 20-year lease term. As of June 29, 2008, the remaining deferred credit balance is $50.1 million, of which $2.6 million is included in other current liabilities. The lease is classified as an operating lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.”

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6) DEBT

A summary of long-term debt at June 29, 2008 and December 30, 2007, including amounts payable within one year, is as follows (in thousands):

	June 29, 2008	December 30, 2007
Long-term debt:
8.5% Senior Subordinated Notes	$325,000	$325,000
First Lien Facility – Term Loan	391,340	398,650
First Lien Facility – Revolver	20,200	30,100
Canadian Credit Facility – Term Loan	2,563	3,391
Capital lease obligations	1,873	1,852

Total long-term debt	740,976	758,993
Less: Current maturities of long-term debt	2,693	2,796

Long-term debt, net of current maturities	$738,283	$756,197

The Company was in compliance with all financial covenants under its First Lien Facility during the twenty-six weeks ended June 29, 2008.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has adopted the provisions of SFAS No. 157 only with respect to its financial assets and financial liabilities that are measured at fair value within the financial statements as of June 29, 2008. The Company has deferred the application of the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP No. FAS 157-2.

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

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s interest rate swaps are accounted for as cash flow hedges and their fair values are included in other current liabilities or other liabilities (non-current) depending on their stated expiration dates.

	Effective Date	Expiration Date	Fixed Rate Paid	Notional Amount (millions)	Fair Value at June 29, 2008 (millions)	Fair Value at December 30, 2007 (millions)
Receive-variable (Eurodollar), pay-fixed interest rate swap	10/02/07	04/02/09	4.6475%	$50.0	$(0.7)	$(0.4)

Three receive-variable (Eurodollar), pay-fixed interest rate swaps	08/28/07	02/28/11	5.3765%	150.0	(6.0)	(6.6)

				$200.0	$(6.7)	$(7.0)

In the Company’s Form 10-K for the fiscal year ended December 30, 2007, the total fair value of these interest rate swap agreements of $(7.0) million was reflected as other current liabilities; however, based on their stated expiration dates, this amount should have been reflected as other liabilities (non-current). The Company’s December 30, 2007 Consolidated Balance Sheet in this Form 10-Q reflects the correction of this immaterial error to increase the balance of other liabilities (non-current) and decrease the balance of other current liabilities by $7.0 million.

In March 2004, June 2005 and March 2006, the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $300.0 million. In September 2006, the Company terminated these agreements prior to their stated expirations. Through the termination date, these interest rate swap agreements were accounted for as cash flow hedges. Included in accumulated other comprehensive income is a deferred gain on the qualified hedged transactions of $0.2 million and $0.3 million as of June 29, 2008 and December 30, 2007, respectively. The deferred gain is being amortized into interest expense over the remaining term of the underlying debt.

(8) PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans consists of the following (in thousands):

	Thirteen weeks ended June 29, 2008	Thirteen weeks ended July 1, 2007	Twenty-six weeks ended June 29, 2008	Twenty-six weeks ended July 1, 2007
Pension Benefits
Service cost	$319	$438	$640	$856
Interest cost	1,835	1,709	3,652	3,395
Expected return on plan assets	(2,339)	(1,949)	(4,495)	(3,872)
Amortization of prior service cost	51	51	102	102
Amortization of net loss	(50)	61	—	121

Net periodic benefit (income) cost	$(184)	$310	$(101)	$602

Other Postretirement Benefits
Service cost	$14	$14	$29	$26
Interest cost	172	220	343	440
Amortization of prior service credit	(109)	(63)	(217)	(126)
Amortization of net loss	77	64	154	128

Net periodic benefit cost	$154	$235	$309	$468

During the twenty-six weeks ended June 29, 2008, $2.6 million of contributions had been made by the Company to its pension and other postretirement benefit plans. The Company presently anticipates contributing an additional $2.7 million to fund its pension and other postretirement benefit plans in 2008 for a total of approximately $5.3 million.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) consisted of the following (in thousands):

	Thirteen weeks ended June 29, 2008	Thirteen weeks ended July 1, 2007	Twenty-six weeks ended June 29, 2008	Twenty-six weeks ended July 1, 2007
Net income (loss)	$8,342	$3,103	$10,453	$(35,731)
Foreign currency translation adjustment	926	1,593	(551)	2,276
Pension liability adjustments	24	170	48	170
Unrealized investment loss	—	(75)	(6)	(119)
Recognition of realized gain on cash flow hedge	(27)	(27)	(54)	(611)
Unrealized gain (loss) on cash flow hedge	3,894	—	(1,313)	—
Reclassification of realized loss on cash flow hedge	1,178	—	1,680	—

Comprehensive income (loss)	$14,337	$4,764	$10,257	$(34,015)

Accumulated other comprehensive income consisted of the following (in thousands):

	June 29, 2008	December 30, 2007
Foreign currency translation adjustments	$15,726	$16,277
Pension liability adjustments, net of tax of $3,322 and $3,322	3,152	3,104
Unrealized investment (loss) gain, net of tax of $0	(5)	1
Unrealized loss on cash flow hedge, net of tax of $291 and $368	(6,498)	(6,811)

Accumulated other comprehensive income	$12,375	$12,571

(10) RELATED PARTY TRANSACTIONS

In 2004, the Company and SCIC entered into a management agreement with SCC Holding providing for, among other items, the payment by SCIC of an annual advisory fee of $2.5 million to SCC Holding. Pursuant to this management agreement, the Company incurred $0.6 million of advisory fees during each of the thirteen weeks ended June 29, 2008 and July 1, 2007, and $1.3 million of advisory fees during each of the twenty-six weeks ended June 29, 2008 and July 1, 2007. As of June 29, 2008 and December 30, 2007, amounts included in other current liabilities on the Company’s Consolidated Balance Sheets related to this management agreement were $3.8 million and $2.5 million, respectively.

Also in 2004, the Company and SCIC entered into a management agreement with Vestar pursuant to which SCIC would pay Vestar an $0.8 million annual advisory fee, in addition to reimbursement of its expenses. The Company incurred $0.2 million of advisory fees during each of the thirteen weeks ended June 29, 2008 and July 1, 2007. The Company incurred $0.5 million of advisory fees and out-of-pocket expenses during each of the twenty-six weeks ended June 29, 2008 and July 1, 2007, respectively. As of June 29, 2008 and December 30, 2007, $1.2 million and $1.5 million was included in other current liabilities on the Company’s Consolidated Balance Sheets for advisory fees and out-of-pocket expenses.

In December 2006, the Company’s First Lien Facility was amended to, among other items, provide that beginning in 2007, SCC Holding and Vestar may not receive payment for management services unless the Company meets certain financial covenants contained in the First Lien Facility. The Company was accruing for any such management fees that were earned but not paid pursuant to the foregoing. Subsequent to June 29, 2008, the Company began paying such management fees subject to the restrictions set forth in the Company’s First Lien Facility.

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

(in thousands)	North America	Europe	Other	Total Segments	Eliminations	Total
For the thirteen weeks ended June 29, 2008
Net sales	$490,876	$30,749	$3,258	$524,883	$(6,364)	$518,519
Intersegment net sales	6,364	—	—	6,364	(6,364)	—
Operating income (loss)	27,146	1,620	(248)	28,518	45	28,563

For the twenty-six weeks ended June 29, 2008
Net sales	$929,372	$55,350	$6,610	$991,332	$(11,551)	$979,781
Intersegment net sales	11,551	—	—	11,551	(11,551)	—
Operating income (loss)	45,023	1,575	(301)	46,297	81	46,378

For the thirteen weeks ended July 1, 2007
Net sales	$553,227	$25,397	$2,964	$581,588	$(5,679)	$575,909
Intersegment net sales	5,679	—	—	5,679	(5,679)	—
Operating income	21,673	1,364	273	23,310	24	23,334

For the twenty-six weeks ended July 1, 2007
Net sales	$1,013,676	$48,317	$6,374	$1,068,367	$(9,731)	$1,058,636
Intersegment net sales	9,731	—	—	9,731	(9,731)	—
Operating income	6,225	1,904	644	8,773	21	8,794

(in thousands)	Thirteen weeks ended June 29, 2008	Thirteen weeks ended July 1, 2007	Twenty-six weeks ended June 29, 2008	Twenty-six weeks ended July 1, 2007
Operating income (loss):
Total segment operating income	$28,518	$23,310	$46,297	$8,773
Elimination of intersegment operating loss	45	24	81	21
Interest expense, net of interest income of $221, $155, $602 and $1,684	(15,217)	(22,524)	(31,348)	(43,523)
Prepayment penalty	—	(1,300)	—	(1,300)
Loss on debt extinguishment	—	(3,962)	—	(3,962)
Foreign currency exchange gain, net	395	1,310	1,245	1,747
Other expense, net	—	(4)	—	(4)

Income (loss) from continuing operations before income taxes	$13,741	$(3,146)	$16,275	$(38,248)

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

	Condensed Consolidated Balance Sheet June 29, 2008 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$16,227	$283	$18,167	$—	$34,677
Accounts receivable:
Trade	—	139,967	17,358	—	157,325
Other	124,735	14,152	14	(135,340)	3,561
Inventories	—	310,675	25,311	(2,371)	333,615
Deferred income taxes	—	38,259	868	445	39,572
Prepaid expenses and other current assets	—	40,147	3,348	—	43,495

Total current assets	140,962	543,483	65,066	(137,266)	612,245
Property, plant and equipment, net	—	470,271	38,069	—	508,340
Goodwill and intangible assets, net	—	21,588	—	—	21,588
Other assets	71,918	49,981	2,854	(99,307)	25,446

Total assets	$212,880	$1,085,323	$105,989	$(236,573)	$1,167,619

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$—	$86,173	$5,729	$—	$91,902
Accrued expenses and other current liabilities	13,969	204,359	18,429	(135,339)	101,418

Total current liabilities	13,969	290,532	24,158	(135,339)	193,320
Long-term debt, net of current maturities	140,973	596,176	1,134	—	738,283
Deferred income taxes	—	48,690	3,571	—	52,261
Other liabilities	6,016	79,074	10,271	(7,926)	87,435

Total liabilities	160,958	1,014,472	39,134	(143,265)	1,071,299

Shareholder’s equity:
Common stock	—	—	843	(843)	—
Additional paid-in capital	45,875	266,504	24,158	(81,542)	254,995
Retained earnings (accumulated deficit)	12,545	(207,220)	34,548	(10,923)	(171,050)
Accumulated other comprehensive (loss) income	(6,498)	11,567	7,306	—	12,375

Total shareholder’s equity	51,922	70,851	66,855	(93,308)	96,320

Total liabilities and shareholder’s equity	$212,880	$1,085,323	$105,989	$(236,573)	$1,167,619

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) GUARANTOR NOTE (Continued)

	Condensed Consolidated Balance Sheet December 30, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10,464	$4,881	$18,238	$—	$33,583
Accounts receivable:
Trade	—	142,620	17,447	—	160,067
Other	89,968	68,540	505	(149,190)	9,823
Inventories	—	280,301	22,435	(1,699)	301,037
Deferred income taxes	—	40,470	707	445	41,622
Prepaid expenses and other current assets	16	42,150	3,578	—	45,744

Total current assets	100,448	578,962	62,910	(150,444)	591,876
Property, plant and equipment, net	—	501,095	39,334	—	540,429
Goodwill and intangible assets, net	—	23,162	—	—	23,162
Other assets	74,043	49,671	2,624	(99,307)	27,031

Total assets	$174,491	$1,152,890	$104,868	$(249,751)	$1,182,498

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$117,155	$101,511	$17,085	$(149,189)	$86,562
Accrued expenses and other current liabilities	13,513	87,708	10,308	—	111,529

Total current liabilities	130,668	189,219	27,393	(149,189)	198,091
Long-term debt, net of current maturities	—	754,285	1,912	—	756,197
Deferred income taxes	—	50,711	3,697	—	54,408
Other liabilities	7,070	78,260	10,335	(7,926)	87,739

Total liabilities	137,738	1,072,475	43,337	(157,115)	1,096,435

Shareholder’s equity:

Common stock	—	—	843	(843)	—
Additional paid-in capital	45,875	266,504	24,158	(81,542)	254,995
(Accumulated deficit) retained earnings	(2,311)	(197,615)	28,674	(10,251)	(181,503)
Accumulated other comprehensive (loss) income	(6,811)	11,526	7,856	—	12,571

Total shareholder’s equity	36,753	80,415	61,531	(92,636)	86,063

Total liabilities and shareholder’s equity	$174,491	$1,152,890	$104,868	$(249,751)	$1,182,498

The prior period condensed financial statements presented, including the above December 30, 2007 Consolidated Balance Sheet, and the following Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 1, 2007, reflect the immaterial correction of an error related to interest (income) expense, net, between the guarantor columns: Solo Delaware and Other Guarantors. The Company determined that the calculation of interest on intercompany loans from Solo Delaware to certain Other Guarantors was not in accordance with the respective agreements. Therefore, the interest income for Solo Delaware and interest expense for Other Guarantors has been adjusted by $2.4 million for the thirteen weeks ended July 1, 2007 and $5.2 million for the twenty-six weeks ended July 1, 2007, to reflect the appropriate amount for each period, with a decrease to Solo Delaware interest income and a corresponding decrease to Other Guarantors interest expense. These adjustments were equal and offsetting such that total interest (income) expense for the combined guarantors was not changed. The cumulative effect to the December 30, 2007 Consolidated Balance Sheet was a $22.0 million decrease to Solo Delaware’s accumulated deficit and an increase of $22.0 million to Other Guarantors’ accumulated deficit.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Thirteen weeks ended June 29, 2008 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$488,438	$57,523	$(27,442)	$518,519
Cost of goods sold	—	419,291	50,935	(27,654)	442,572

Gross profit	—	69,147	6,588	212	75,947
Selling, general and administrative expenses	—	42,673	2,724	—	45,397
Loss on sale of property, plant and equipment	—	1,967	20	—	1,987

Operating income	—	24,507	3,844	212	28,563
Interest (income) expense, net	(5,147)	20,333	31	—	15,217
Foreign currency exchange loss (gain), net	—	150	(545)	—	(395)

Income from continuing operations before income taxes	5,147	4,024	4,358	212	13,741
Income tax provision	39	3,610	1,566	—	5,215

Income from continuing operations	5,108	414	2,792	212	8,526
Loss from discontinued operations	—	(184)	—	—	(184)

Net income	$5,108	$230	$2,792	$212	$8,342

	Consolidated Statement of Operations Thirteen weeks ended July 1, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$548,640	$54,230	$(26,961)	$575,909
Cost of goods sold	—	477,456	48,152	(26,858)	498,750

Gross profit	—	71,184	6,078	(103)	77,159
Selling, general and administrative expenses	38	52,980	2,407	(62)	55,363
(Gain) loss on sale of property, plant and equipment	—	(1,545)	7	—	(1,538)

Operating (loss) income	(38)	19,749	3,664	(41)	23,334
Interest expense, net	2,740	19,677	107	—	22,524
Prepayment penalty	1,300	—	—	—	1,300
Loss on debt extinguishment	3,962	—	—	—	3,962
Foreign currency exchange gain, net	—	(824)	(486)	—	(1,310)
Other expense (income), net	—	5	(1)	—	4

(Loss) income from continuing operations before income taxes	(8,040)	891	4,044	(41)	(3,146)
Income tax (benefit) provision	(11)	(4,159)	1,243	—	(2,927)

(Loss) income from continuing operations	(8,029)	5,050	2,801	(41)	(219)
Income (loss) from discontinued operations, net of income taxes	—	3,613	(291)	—	3,322

Net (loss) income	$(8,029)	$8,663	$2,510	$(41)	$3,103

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Twenty-six weeks ended June 29, 2008 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$923,949	$108,445	$(52,613)	$979,781
Cost of goods sold	—	792,976	95,440	(51,941)	836,475

Gross profit	—	130,973	13,005	(672)	143,306
Selling, general and administrative expenses	17	81,852	5,181	—	87,050
Loss on sale of property, plant and equipment	—	9,832	46	—	9,878

Operating (loss) income	(17)	39,289	7,778	(672)	46,378
Interest (income) expense, net	(14,950)	46,260	38	—	31,348
Foreign currency exchange gain, net	—	(549)	(696)	—	(1,245)

Income (loss) from continuing operations before income taxes	14,933	(6,422)	8,436	(672)	16,275
Income tax provision	77	2,754	2,562	—	5,393

Income (loss) from continuing operations	14,856	(9,176)	5,874	(672)	10,882
Loss from discontinued operations	—	(429)	—	—	(429)

Net income (loss)	$14,856	$(9,605)	$5,874	$(672)	$10,453

	Consolidated Statement of Operations Twenty-six weeks ended July 1, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,007,121	$100,011	$(48,496)	$1,058,636
Cost of goods sold	—	906,281	88,636	(47,923)	946,994

Gross profit	—	100,840	11,375	(573)	111,642
Selling, general and administrative expenses	(539)	99,730	4,908	(86)	104,013
Gain on sale of property, plant and equipment	—	(1,165)	—	—	(1,165)

Operating income	539	2,275	6,467	(487)	8,794
Interest expense, net	4,677	38,596	250	—	43,523
Prepayment penalty	1,300	—	—	—	1,300
Loss on debt extinguishment	3,962	—	—	—	3,962
Foreign currency exchange gain, net	—	(1,127)	(620)	—	(1,747)
Other expense (income), net	—	5	(1)		4

(Loss) income from continuing operations before income taxes	(9,400)	(35,199)	6,838	(487)	(38,248)
Income tax (benefit) provision	(508)	(4,163)	2,295	—	(2,376)

(Loss) income from continuing operations	(8,892)	(31,036)	4,543	(487)	(35,872)
Income (loss) from discontinued operations, net of income taxes	—	1,074	(933)	—	141

Net (loss) income	$(8,892)	$(29,962)	$3,610	$(487)	$(35,731)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Twenty-six weeks ended June 29, 2008 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities – continuing operations	$22,973	$15,883	$2,125	$40,981
Net cash used in operating activities – discontinued operations	—	(264)	—	(264)

Net cash provided by operating activities	22,973	15,619	2,125	40,717

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(30,183)	(1,217)	(31,400)
Proceeds from sale of property, plant and equipment	—	10,148	31	10,179

Net cash used in investing activities	—	(20,035)	(1,186)	(21,221)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving credit facilities	(9,900)	—	—	(9,900)
Repayments of term notes	(7,310)	—	(357)	(7,667)
Repayments of other debt	—	(170)	(358)	(528)

Net cash used in financing activities	(17,210)	(170)	(715)	(18,095)

Effect of exchange rate changes on cash	—	(12)	(295)	(307)

Net increase (decrease) in cash and cash equivalents	5,763	(4,598)	(71)	1,094
Cash and cash equivalents, beginning of period	10,464	4,881	18,238	33,583

Cash and cash equivalents, end of period	$16,227	$283	$18,167	$34,677

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Twenty-six weeks ended July 1, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities – continuing operations	$149,154	$(129,227)	$1,763	$21,690
Net cash provided by (used in) operating activities – discontinued operations	—	12,492	(651)	11,841

Net cash provided by (used in) operating activities	149,154	(116,735)	1,112	33,531

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(17,624)	(721)	(18,345)
Proceeds from sale of property, plant and equipment	—	128,339	6	128,345

Net cash provided by (used in) investing activities – continuing operations	—	110,715	(715)	110,000
Net cash (used in) provided by investing activities – discontinued operations	—	(944)	1,038	94

Net cash provided by investing activities	—	109,771	323	110,094

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facilities	(62,800)	—	3,158	(59,642)
Borrowings under term notes	50,000	—	—	50,000
Repayment of capital to parent	(2,007)	—	—	(2,007)
Repayments of term notes	(133,250)	—	(626)	(133,876)
Borrowings of other debt	—	178	—	178
Debt issuance costs	(380)	—	—	(380)

Net cash (used in) provided by financing activities – continuing operations	(148,437)	178	2,532	(145,727)
Net cash used in financing activities – discontinued operations	—	—	(44)	(44)

Net cash (used in) provided by financing activities	(148,437)	178	2,488	(145,771)

Effect of exchange rate changes on cash	—	20	125	145

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	717	(6,766)	4,048	(2,001)
Cash and cash equivalents, beginning of period	1,232	10,815	14,344	26,391

Cash and cash equivalents, end of period	1,949	4,049	18,392	24,390
Less: Cash and cash equivalents – discontinued operations	—	1,575	6,306	7,881

Cash and cash equivalents – continuing operations	$1,949	$2,474	$12,086	$16,509

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Thirteen weeks ended June 29, 2008 compared to the thirteen weeks ended July 1, 2007

(in millions)	Thirteen weeks ended June 29, 2008	Thirteen weeks ended July 1, 2007	Favorable (Unfavorable)
Net sales	$518.5	$575.9	$(57.4)	(10.0)%
Cost of goods sold	442.6	498.8	56.2	11.3

Gross profit	75.9	77.1	(1.2)	(1.6)
Selling, general and administrative expenses	45.4	55.4	10.0	18.1
Loss (gain) on sale of property, plant and equipment	2.0	(1.7)	(3.7)	*

Operating income	28.5	23.4	5.1	21.8
Interest expense, net	15.2	22.5	7.3	32.4
Prepayment penalty	—	1.3	1.3	*
Loss on debt extinguishment	—	4.0	4.0	*
Foreign currency exchange gain, net	(0.4)	(1.3)	(0.9)	(69.2)

Income (loss) from continuing operations before income taxes	13.7	(3.1)	16.8	*
Income tax provision (benefit)	5.2	(2.9)	(8.1)	*

Income (loss) from continuing operations	8.5	(0.2)	8.7	*
(Loss) income from discontinued operations, net of tax provision of $0 and $1.0	(0.2)	3.3	(3.5)	*

Net income	$8.3	$3.1	$5.2	167.7

*	Not meaningful

Net sales decreased $57.4 million, or 10.0%, for the thirteen weeks ended June 29, 2008 compared to the prior year period. The decrease in net sales reflects a 21.4% decrease in sales volume partially offset by an 11.4% increase in average realized sales price as compared to the thirteen weeks ended July 1, 2007.

Lower sales volumes are the result of various strategic initiatives and external factors. The decrease in sales volume reflects our de-emphasis of certain product categories, such as straws, stirrers and selected cutlery items, which are high volume commodity products. In addition, sales volume was impacted by the divestiture of non-core assets, including our uncoated white paper plate product line sold in September 2007, also a high volume product, and to a lesser extent, our dairy packaging product line sold in March 2008. The decrease in sales volume also reflects our effort to improve commercial arrangements as well as to exit certain unfavorable relationships. Finally, sales volume was impacted by a competitive marketplace and the softening U.S. economy.

The increase in average realized sales price reflects the impact of pricing increases we implemented during the last year in response to higher raw material and energy costs, as well as a shift in product mix.

Gross margin, which is gross profit as a percentage of net sales, was 14.6% in the second quarter of 2008 versus 13.4% in the second quarter of 2007, primarily attributable to the factors that drove the decrease in sales volume, described above. For the thirteen weeks ended June 29, 2008, gross profit was essentially flat compared to the prior year period. The favorable impact of (1) an increase in average realized sales price, (2) efficiency improvements resulting from ongoing productivity initiatives and (3) lower professional fees, which in 2007 related to our performance improvement plan, was more than offset by significantly higher raw material costs, lower sales volumes, rising diesel fuel costs and the impact of lower production volumes on our fixed cost absorption.

Selling, general and administrative expenses decreased $10.0 million for the thirteen weeks ended June 29, 2008 compared to the thirteen weeks ended July 1, 2007. The decrease primarily reflects (1) $3.6 million of costs incurred during the 2007 period for the implementation of our new order management system and professional fees incurred in connection with our performance improvement program, (2) an asset impairment charge of $2.5 million taken in the second quarter of 2007, (3) lower incentive based compensation costs when compared with the prior year period and (4) lower intangible asset amortization expense. As a percentage of net sales, selling, general and administrative expenses were 8.8% in the second quarter of 2008 versus 9.6% in the second quarter of 2007.

For the thirteen weeks ended June 29, 2008, interest expense, net, decreased $7.3 million compared to the prior year period. Lower interest expense is primarily attributable to lower outstanding term debt, mainly due to the June 2007 retirement of the $130.0 million second lien credit facility (the “Second Lien”) from the net proceeds of the sale-leaseback transaction. To a lesser extent, lower interest expense is a result of decreased utilization of the revolving credit facility under the first lien credit facility (the “First Lien”), due to improved operating cash flow, and lower average interest rates compared to the prior year period.

For the thirteen weeks ended July 1, 2007, a prepayment penalty of $1.3 million and a loss on debt extinguishment of $4.0 million were the result of our early extinguishment of the Second Lien. The loss on debt extinguishment represents the write off of unamortized deferred financing fees related to the Second Lien.

During the thirteen weeks ended June 29, 2008, the income tax provision of $5.2 million is primarily related to foreign jurisdictions. During the thirteen weeks ended July 1, 2007, the income tax benefit of $2.9 million represents the partial reversal of our valuation allowance, related to deferred tax assets, resulting from the sale and leaseback of six properties during the period partially offset by an income tax provision primarily related to our foreign jurisdictions. For our domestic operations, the tax expense generated from the income incurred during the period was largely offset by a corresponding decrease in the valuation allowance; therefore, a minimal net domestic tax expense was recognized.

Twenty-six weeks ended June 29, 2008 compared to the twenty-six weeks ended July 1, 2007

(in millions)	Twenty-six weeks ended June 29, 2008	Twenty-six weeks ended July 1, 2007	Favorable (Unfavorable)
Net sales	$979.8	$1,058.6	$(78.8)	(7.4)%
Cost of goods sold	836.5	947.0	110.5	11.7

Gross profit	143.3	111.6	31.7	28.4
Selling, general and administrative expenses	87.0	104.0	17.0	16.3
Loss (gain) on sale of property, plant and equipment	9.9	(1.2)	(11.1)	*

Operating income	46.4	8.8	37.6	427.3
Interest expense, net	31.3	43.5	12.2	28.0
Prepayment penalty	—	1.3	1.3	*
Loss on debt extinguishment	—	4.0	4.0	*
Foreign currency exchange gain, net	(1.2)	(1.8)	(0.6)	(33.3)

Income (loss) from continuing operations before income taxes	16.3	(38.2)	54.5	*
Income tax provision (benefit)	5.4	(2.3)	(7.7)	*

Income (loss) from continuing operations	10.9	(35.9)	46.8	*
(Loss) income from discontinued operations, net of tax provision of $0 and $1.2	(0.4)	0.2	(0.6)	*

Net income (loss)	$10.5	$(35.7)	$46.2	*

*	Not meaningful

Net sales decreased $78.8 million, or 7.4%, for the twenty-six weeks ended June 29, 2008 compared to the prior year period. The decrease in net sales reflects a 19.8% decrease in sales volume partially offset by a 12.4% increase in average realized sales price as compared to the thirteen weeks ended July 1, 2007.

Lower sales volumes are the result of various strategic initiatives and external factors. The decrease in sales volume reflects our de-emphasis of certain product categories, such as straws, stirrers and selected cutlery items, which are high volume commodity products. Sales volume was impacted by the divestiture of non-core assets, including our uncoated white paper plate product line sold in September 2007, which was also a high volume product. The decrease in sales volume also reflects our effort to improve commercial arrangements as well as to exit certain unfavorable relationships. Finally, sales volume was impacted by a competitive marketplace and the softening U.S. economy.

The increase in average realized sales price reflects the impact of pricing increases we implemented during 2007 in response to higher raw material and energy costs, as well as a shift in product mix.

For the twenty-six weeks ended June 29, 2008, gross profit increased by $31.7 million over the prior year period. The increase in gross profit was primarily driven by (1) an increase in average realized sales price, (2) efficiency improvements resulting from ongoing productivity initiatives and (3) lower professional fees, which in 2007 related to our performance improvement plan. These improvements were partially offset by (1) higher raw material costs, (2) lower sales volumes, (3) rising diesel fuel costs and (4) the impact of lower production volumes on our fixed cost absorption. Gross margin was 14.6% in the first half of 2008 versus 10.5% in the comparable period of 2007.

Selling, general and administrative expenses decreased $17.0 million for the twenty-six weeks ended June 29, 2008 compared to the twenty-six weeks ended July 1, 2007. The decrease primarily reflects (1) $9.4 million of costs incurred during the 2007 period for the implementation of our new order management system and professional fees incurred in connection with our performance improvement program, (2) an asset impairment charge of $2.5 million taken in the second quarter of 2007 and (3) lower intangible asset amortization expense. As a percentage of net sales, selling, general and administrative expenses were 8.9% in the twenty-six weeks of 2008 versus 9.8% in the comparable period of 2007.

Loss on sale of property, plant and equipment for the twenty-six weeks ended June 29, 2008 was $9.9 million compared to a gain on sale of property, plant and equipment of $1.2 million during the twenty-six weeks ended July 1, 2007. The loss during the current period primarily reflects the disposal of non-core assets including the sale of our dairy packaging machinery and equipment in March 2008.

For the twenty-six weeks ended June 29, 2008, interest expense, net, decreased $12.2 million compared to the prior year period. Lower interest expense is primarily attributable to lower outstanding term debt, mainly due to the June 2007 retirement of the $130.0 million Second Lien from the net proceeds of the sale-leaseback transaction. To a lesser extent, lower interest expense is a result of decreased utilization of the revolving credit facility under the First Lien, due to improved operating cash flow and non-core asset sales, and lower average interest rates compared to the prior year period.

Income tax expense of $5.4 million for the twenty-six weeks ended June 29, 2008 is primarily related to foreign jurisdictions. For our domestic operations, the tax expense generated from the taxable income was largely offset by a corresponding decrease in the valuation allowance; therefore, a minimal net domestic tax benefit was recognized. During the twenty-six weeks ended July 1, 2007, the income tax benefit of $2.3 million represents the partial reversal of our valuation allowance, related to deferred tax assets, resulting from the sale and leaseback of six properties during the period partially offset by an income tax provision primarily related to our foreign jurisdictions.

Liquidity and Capital Resources

Historically, the Company has relied on cash flows from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. Net cash provided by operating activities for continuing operations during the twenty-six weeks ended June 29, 2008 was $41.0 million compared to $21.7 million during the twenty-six weeks ended July 1, 2007. The increased cash flow from operations is a result of improved operating results driven by gross margin improvement, partially offset by investments in working capital.

Working capital increased $25.1 million to $418.9 million at June 29, 2008, from $393.8 million at December 30, 2007. The increase in working capital mostly reflects higher inventory balances, a decrease in accrued payroll and related costs, partially offset by lower accounts receivable. The higher inventory at June 29, 2008, compared to December 30, 2007, reflects escalating raw material costs and the need for increased inventory levels to accommodate higher seasonal sales. The decrease in accrued payroll and related costs was primarily driven by the payment of annual incentive compensation during the second quarter of 2008. The decrease in accounts receivable was driven by lower sales and the receipt of vendor rebate payments during the first quarter of 2008.

Net cash used in investing activities for continuing operations during the twenty-six weeks ended June 29, 2008 was $21.2 million compared to net cash provided by investing activities of $110.0 million during the twenty-six weeks ended July 1, 2007. Capital expenditures during the twenty-six weeks ended June 29, 2008 were $31.4 million compared to $18.3 million during the twenty-six weeks ended July 1, 2007. Capital expenditures were funded by cash provided by operating activities. The sale of property, plant and equipment provided investing cash flows of $10.2 million during the twenty-six weeks ended June 29, 2008 and was primarily related to the sale of dairy packaging machinery and equipment and the sale of a manufacturing facility which was closed during the first quarter of 2008. Net cash provided by investing activities of $110.0 million during the prior year period was driven by the proceeds of the sale and leaseback of six properties in June 2007.

Net cash used in financing activities for continuing operations during the twenty-six weeks ended June 29, 2008, was $18.1 million compared to $145.7 million during the twenty-six weeks ended July 1, 2007. The current period reflects mandatory prepayments of the term loan under our First Lien as well as a decrease in borrowings under the revolving credit facility under our First Lien. Net cash used in financing activities during the prior year period was driven by the repayment of our $130.0 million Second Lien.

Long-term debt

The following is a summary of our long-term debt at June 29, 2008 (in thousands):

June 29, 2008
Long-term debt:
8.5% Senior Subordinated Notes	$325,000
First Lien Facility – Term Loan	391,340
First Lien Facility – Revolver	20,200
Canadian Credit Facility – Term Loan	2,563
Capital lease obligations	1,873

Total long-term debt	740,976
Less - Current maturities of long-term debt	2,693

Long -term debt, net of current maturities	$738,283

The following is a summary of our committed revolving credit facilities at June 29, 2008 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Unused Capacity
First Lien Facility-revolving facility	$150,000	$20,200	$30,567	$99,233
Canadian Credit Facility-revolving facility (2)	14,852	—	—	11,982

	$164,852	$20,200	$30,567	$111,215

(1)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.
(2)

The commitment amount for the Canadian revolving credit facility is CAD $15.0 million (approximately $14.9 million); however, unused capacity is CAD $12.1 million (approximately $12.0 million) due to borrowing base limitations.

First Lien Facility

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

In March 2008, we made a $2.0 million mandatory term loan prepayment under the First Lien, which was made from the net proceeds of the sale of dairy packaging assets. In May 2008, we made a $5.3 million mandatory term loan prepayment under the First Lien, which was made from the net proceeds from the sale of a manufacturing plant which was closed during the first quarter of 2008. Based on the revised amortization schedule, the scheduled principal repayments of approximately $1.0 million are due on May 27, 2009 and quarterly thereafter through November 27, 2010, with a balloon payment of approximately $384.1 million due on February 27, 2011.

All mandatory quarterly payments have been made to date. We were in compliance with all financial covenants under the First Lien during the twenty-six weeks ended June 29, 2008.

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

Outlook

Management believes that cash generated by operations and amounts available under our credit facilities should be sufficient to meet our expected operating needs, planned capital expenditures, payments in conjunction with our lease commitments and debt service requirements for the remainder of 2008. We expect that our total 2008 capital expenditures will be in the range of $70 million to $80 million and contributions to our defined benefit plans will be approximately $5 million.

In recent years and continuing into 2008, our industry has experienced volatility in raw material and energy pricing. The principal raw materials used in our plastic operations are resins, some of which include polystyrene, polypropylene and APET. Resin prices are influenced by other input prices such as oil, natural gas, benzene and ethylene, as well as availability of supply and changes in demand. Benzene prices have remained elevated and volatile.

The principal raw material used in our paper operations is solid bleached sulfate paperboard. Paper prices are driven by global supply and demand as well as input costs for energy, fiber, chemicals, polyethylene and transportation.

Global energy prices increased throughout the first half of 2008. These increases impact our transportation and production costs. Historically, we have been able to partially mitigate the effect of higher energy-related costs with productivity, utilization of equipment and efficiency improvements.

For the remainder of 2008, we expect that raw material and energy costs will continue to be uncertain and additional increases are possible. We continue to closely monitor changing conditions and will respond as quickly as possible to minimize any potential impact to our results of operations.

Net Operating Loss Carryforwards

As of June 29, 2008, we had approximately $157.9 million of U.S. federal tax net operating loss carryforwards that expire between 2024 and 2026, and there are no carryforwards that are subject to the provisions of Internal Revenue Code Section 382. We established a valuation allowance for deferred tax assets, including our net operating loss carryforwards, when the amount of expected future taxable income is not likely to support the use of the deduction or credit. During the twenty-six weeks ended June 29, 2008, our valuation allowance increased by $1.7 million, to $89.4 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 in the first quarter of 2008 and elected not to apply the fair value option to any of our financial instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), a revision of SFAS 141, “Business Combinations.” SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.

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

We do not believe there have been any significant changes to our market risk as previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007 filed with the Securities and Exchange Commission on March 11, 2008.

Item 4T.	Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files under the Exchange Act.

(b)	Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended June 29, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

SOLO CUP COMPANY

Date: August 12, 2008	By:	/s/ Robert D. Koney, Jr.
Robert D. Koney, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF SOLO CUP COMPANY

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

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