Form 10-Q
period 2008-09-28
Solo Cup CO
filed 2008-11-12
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the thirteen weeks ended September 28, 2008

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

The number of shares outstanding of the Registrant’s common stock as of November 12, 2008:

Common Stock, $0.01 par value – 100 shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 28, 2008	December 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,875	$33,583
Cash in escrow	50	—
Accounts receivable:
Trade, less allowance for doubtful accounts of $1,183 and $1,348	138,372	165,137
Other	2,661	9,823
Inventories	328,341	301,037
Prepaid expenses	13,365	13,819
Deferred income taxes	29,023	41,622
Assets held for sale	21,295	11,423
Other current assets	23,450	20,502

Total current assets	592,432	596,946
Property, plant and equipment, less accumulated depreciation and amortization of $656,607 and $628,089	494,673	540,429
Goodwill	19,350	20,958
Intangible assets, less accumulated amortization of $30,675 and $29,302	163	2,204
Other assets	24,511	27,031

Total assets	$1,131,129	$1,187,568

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$88,947	$86,562
Accrued payroll and related costs	42,911	50,023
Accrued customer allowances	26,357	26,493
Current maturities of long-term debt	18,526	2,796
Other current liabilities	24,597	32,297

Total current liabilities	201,338	198,171
Long-term debt, net of current maturities	705,110	756,197
Deferred income taxes	41,136	54,408
Pensions and other postretirement benefits	11,745	12,500
Deferred gain on sale-leaseback	46,838	49,187
Other liabilities	29,839	26,052

Total liabilities	1,036,006	1,096,515

Shareholder’s equity:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding as of September 28, 2008 and December 30, 2007	—	—
Additional paid-in capital	254,995	254,995
Accumulated deficit	(170,160)	(176,513)
Accumulated other comprehensive income	10,288	12,571

Total shareholder’s equity	95,123	91,053

Total liabilities and shareholder’s equity	$1,131,129	$1,187,568

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Thirteen weeks ended September 28, 2008	Thirteen weeks ended September 30, 2007	Thirty-nine weeks ended September 28, 2008	Thirty-nine weeks ended September 30, 2007
Net sales	$462,158	$527,240	$1,442,748	$1,587,915
Cost of goods sold	402,212	465,647	1,238,687	1,412,641

Gross profit	59,946	61,593	204,061	175,274
Selling, general and administrative expenses	43,318	50,439	130,368	154,444
Loss (gain) on asset disposals	3,144	(10,321)	13,022	(11,486)

Operating income	13,484	21,475	60,671	32,316
Interest expense, net of interest income of $286, $189, $888 and $1,873	14,700	18,878	46,048	62,401
Prepayment penalty	—	—	—	1,300
Loss on debt extinguishment	—	—	—	3,962
Foreign currency exchange loss (gain), net	4,405	(1,855)	3,160	(3,602)
Other income, net	—	(10)	—	(6)

(Loss) income from continuing operations before income taxes	(5,621)	4,462	11,463	(31,739)
Income tax (benefit) provision	(1,196)	676	4,500	(1,615)

(Loss) income from continuing operations	(4,425)	3,786	6,963	(30,124)
(Loss) income from discontinued operations, net of income tax provision of $0, $2,366, $0 and $3,568	(181)	2,684	(610)	2,825

Net (loss) income	$(4,606)	$6,470	$6,353	$(27,299)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(In thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholder’s equity
Balance at December 30, 2007	$—	$254,995	$(176,513)	$12,571	$91,053
Net income (Unaudited)	—	—	6,353	—	6,353
Foreign currency translation adjustment (Unaudited)	—	—	—	(2,917)	(2,917)
Pension liability adjustments, net of tax of $0 (Unaudited)	—	—	—	72	72
Unrealized investment loss, net of tax of $0 (Unaudited)	—	—	—	(4)	(4)
Recognition of realized gain on cash flow hedges, net of tax of $115 (Unaudited)	—	—	—	(81)	(81)
Unrealized loss on cash flow hedges, net of tax of $0 (Unaudited)	—	—	—	(2,324)	(2,324)
Reclassification of realized loss on cash flow hedges, net of tax of $0 (Unaudited)	—	—	—	2,971	2,971

Balance at September 28, 2008 (Unaudited)	$—	$254,995	$(170,160)	$10,288	$95,123

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Thirty-nine weeks ended September 28, 2008	Thirty-nine weeks ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,353	$(27,299)
Loss (income) from discontinued operations, net of income taxes	610	(2,825)

Income (loss) from continuing operations	6,963	(30,124)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	59,878	68,038
Deferred financing fee amortization	3,212	4,193
Loss (gain) on asset disposals	13,022	(11,486)
Asset impairment	—	2,559
Loss on debt extinguishment	—	3,962
Deferred income taxes	(250)	(763)
Foreign currency exchange loss (gain), net	3,160	(3,602)
Changes in operating assets and liabilities:
Accounts receivable, net	31,756	27,910
Inventories	(29,490)	12,735
Prepaid expenses and other current assets	(213)	(4,812)
Other assets	72	724
Accounts payable	5,893	(3,327)
Accrued expenses and other current liabilities	(17,064)	(1,309)
Other liabilities	1,734	(7,110)
Other, net	1,613	(4,862)

Net cash provided by operating activities-continuing operations	80,286	52,726
Net cash (used in) provided by operating activities-discontinued operations	(594)	12,676

Net cash provided by operating activities	$79,692	$65,402

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited, in thousands)

	Thirty-nine weeks ended September 28, 2008	Thirty-nine weeks ended September 30, 2007
Net cash provided by operating activities	$79,692	$65,402

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(51,753)	(31,929)
Proceeds from asset disposals	10,485	143,072
Increase in cash in escrow	(50)	(50)

Net cash (used in) provided by investing activities-continuing operations	(41,318)	111,093
Net cash used in investing activities-discontinued operations	—	(307)

Net cash (used in) provided by investing activities	(41,318)	110,786

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving credit facilities	(24,700)	(49,594)
Borrowings under term notes	—	50,000
Repayment of capital to parent	—	(2,007)
Repayments of term notes	(9,957)	(165,694)
Repayments of other debt	(584)	(23)
Debt issuance costs	—	(380)

Net cash used in financing activities-continuing operations	(35,241)	(167,698)
Net cash used in financing activities-discontinued operations	—	(65)

Net cash used in financing activities	(35,241)	(167,763)

Effect of exchange rate changes on cash	(841)	1,082

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,292	9,507
CASH AND CASH EQUIVALENTS, beginning of period	33,583	26,391

CASH AND CASH EQUIVALENTS, end of period	35,875	35,898
Less: Cash and cash equivalents – discontinued operations	—	4,207

Cash and cash equivalents – continuing operations	$35,875	$31,691

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of capitalized interest	$50,803	$85,473

Income taxes paid, net of income tax refunds	$5,537	$4,269

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

These interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and judgments.

(2) IMMATERIAL CORRECTION OF ERRORS

In accordance with the guidance of Staff Accounting Bulletin No. 108, these interim consolidated financial statements reflect the immaterial correction of errors in the Company’s prior period financial statements, described in Notes 3, 8, 13 and as follows. For the year ended December 31, 2006 and during the thirty-nine weeks ended September 30, 2007, the Company incorrectly included accruals for fixed asset purchases in its Statements of Cash Flows which related to cash outflows in subsequent periods. In correcting this immaterial error, the net impact to purchases of property, plant and equipment in the Statement of Cash Flows for the thirty-nine weeks ended September 30, 2007, included in this Form 10-Q, was an increase of $4.2 million. This reduction in investing cash flows was offset by a corresponding $4.2 million increase in operating cash flows, to recognize accounts payable and accrued expense reductions that were not uses of cash.

In the Company’s 2007 Form 10-K, the Statements of Changes in Shareholder’s Equity and Comprehensive Income (Loss) incorrectly stated total comprehensive income for 2007 as $78.2 million; however, the components of comprehensive income totaled $77.5 million.

During the second fiscal quarter of 2008, the Company identified open accounts receivable credits that relate to annual periods prior to 2008 (primarily 2007) and the first half of 2008. The Company completed its review of these credits and has determined that a portion of the credits should be reversed, which would increase net sales reported in prior periods. Based on the results of this review, the Company has determined that the impact is not material to any prior annual or quarterly consolidated financial statements. This immaterial error has been corrected and is reflected in the Company’s Consolidated Balance Sheet as of December 30, 2007, and Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 30, 2007, and the thirty-nine weeks ended September 28, 2008, included in this Form 10-Q. In addition, these corrections are reflected in the corresponding financial statements included in Notes 12 and 13. The impact to the Company’s Statement of Operations for prior periods is as follows (in millions):

	Increase to net sales	Net increase to net income
Fiscal year ended January 1, 2006	$0.2	$0.1
Fiscal year ended December 31, 2006	1.0	1.0
Thirteen weeks ended April 1, 2007	1.0	1.0
Thirteen weeks ended July 1, 2007	1.0	1.0
Thirteen weeks ended September 30, 2007 (1)	1.2	1.0
Thirteen weeks ended December 30, 2007 (2)	0.7	0.8
Fiscal year ended December 30, 2007	3.9	3.8
Thirteen weeks ended March 30, 2008	0.5	0.5
Thirteen weeks ended June 29, 2008	0.3	0.1

Total	$5.9	$5.5

(1)

The impact to the Company’s Consolidated Statement of Operations for the thirty-nine weeks ended September 30, 2007 was an increase to net sales of $3.2 million and a net increase to net income of $3.0 million.

(2)

The cumulative effect on the Company’s Consolidated Balance Sheet as of December 30, 2007 was an increase in Accounts Receivable of $5.1 million, a decrease in accumulated deficit of $5.0 million and an increase in other current liabilities of $0.1 million.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) ASSETS HELD FOR SALE

Assets held for sale, included within the Company’s North America operating segment, are as follows (in thousands):

	September 28, 2008	December 30, 2007
Highland Park, IL	$11,049	$—
Chicago, IL	9,246	9,246
Leominster, MA and Wheeling, IL	1,000	2,177

Assets held for sale	$21,295	$11,423

Highland Park, IL

In September 2008, the Company announced its decision to cease production operations at its Highland Park, IL manufacturing facility and relocate its corporate offices that are located on the premises. Also in September 2008, the Company entered into a purchase and sale agreement with a third party for the sale of the property, along with a subsequent short-term leaseback. The sale is expected to close by the end of 2008. As of September 28, 2008, assets held for sale includes $11.0 million representing the carrying value of the land and buildings located on the Highland Park property.

Chicago, IL

In March 2007, the Company entered into a purchase and sale agreement (the “Agreement”) with a third party for the sale of certain property of the Company located in the City of Chicago. Previously, the Company had entered into agreements with the State of Illinois (“State”) and the City of Chicago (“City”) relating to the acquisition and development of the property. Pursuant to these agreements, the State and the City provided certain grants to the Company, paid certain costs on behalf of the Company and undertook certain obligations relating to the property. Under these agreements, the Company is required to fulfill certain obligations relating to development of the property and retention of a certain number of employees. If these obligations are not fulfilled, the Company would be required to repay certain amounts granted or paid by the State or the City, the net impact of which, the Company believes, would not be material to its business, financial condition, results of operations or cash flows. The Agreement with the third party provides that, upon the closing of the sale, the obligations of the Company to the State and the City will be satisfied or the Company will otherwise be released from such obligations. The Agreement has been extended through November 25, 2008. As of September 28, 2008 and December 30, 2007, assets held for sale includes $9.2 million representing the carrying value of this property.

Leominster, MA and Wheeling, IL

The Company’s Leominster, MA and Wheeling, IL plants ceased operations in December 2007 and February 2008, respectively. During the thirty-nine weeks ended September 28, 2008, equipment at both plants and the Wheeling manufacturing facility were sold. As of September 28, 2008, assets held for sale includes $1.0 million representing the carrying value of the Leominster facility.

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

(4) INVENTORIES

The components of inventories are as follows (in thousands):

	September 28, 2008	December 30, 2007
Finished goods	$248,894	$215,752
Work in process	12,146	13,935
Raw materials and supplies	67,301	71,350

Total inventories	$328,341	$301,037

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) ASSET DISPOSALS

During the thirty-nine weeks ended September 28, 2008, the loss on asset disposals of $13.0 million primarily reflects the losses on the disposal of non-core assets, including the March 2008 sale of the Company’s dairy packaging machinery and equipment, as well as outdated production equipment retired as a result of plant closures and consolidation.

(6) SALE-LEASEBACK TRANSACTION

In June 2007, the Company entered into a lease agreement in conjunction with the sale of six of its manufacturing facilities. The sale proceeds of $130.0 million were used to retire the Company’s second lien term loan. Upon the sale of the six properties, the Company immediately leased them back pursuant to a 20-year term lease. The lease contains four five-year renewal term options and is non-cancelable. Annual rent for the six properties is approximately $11.9 million, payable on a quarterly basis. The lease provides for an annual 2% escalation of rent.

Net property, plant and equipment was reduced by the carrying values of the properties sold, which amounted to approximately $73.0 million, of which $65.5 million was buildings and improvements and $7.5 million was land. The resulting gain of approximately $53.2 million (net of $3.7 million of closing costs) was recorded as a deferred credit in the Company’s Consolidated Balance Sheet. The remaining deferred credit is being amortized to income on a straight-line basis as an offset to rent expense over the 20-year lease term. As of September 28, 2008, the remaining deferred credit balance is $49.5 million, of which approximately $2.7 million is included in other current liabilities. The lease is classified as an operating lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.”

(7) DEBT

A summary of long-term debt at September 28, 2008 and December 30, 2007, including amounts payable within one year, is as follows (in thousands):

	September 28, 2008	December 30, 2007
Long-term debt:
8.5% Senior Subordinated Notes	$325,000	$325,000
First Lien Facility – Term Loan	389,407	398,650
First Lien Facility – Revolver	5,400	30,100
Canadian Credit Facility – Term Loan	2,156	3,391
Capital lease obligations	1,673	1,852

Total long-term debt	723,636	758,993
Less: Current maturities of long-term debt	18,526	2,796

Long-term debt, net of current maturities	$705,110	$756,197

During the thirty-nine weeks ended September 28, 2008, the Company made $9.2 million of mandatory repayments on its First Lien Facility term loan from the net proceeds of asset sales. In addition, during the thirty-nine weeks ended September 28, 2008, $15.9 million of long-term debt related to the First Lien Facility term loan was reclassified to current maturities representing the mandatory repayment, calculated according to the terms of the First Lien Facility, resulting from the pending sale of the Company’s Highland Park, IL property. The sale is expected to close by the end of 2008.

The Company was in compliance with all financial covenants under its First Lien Facility during the thirty-nine weeks ended September 28, 2008.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 159

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

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has adopted the provisions of SFAS No. 157 only with respect to its financial assets and financial liabilities that are measured at fair value within the financial statements as of September 28, 2008. The Company has deferred the application of the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP No. FAS 157-2.

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

	Effective Date	Expiration Date	Fixed Rate Paid	Notional Amount (millions)	Fair Value at September 28, 2008 (millions)	Fair Value at December 30, 2007 (millions)
Receive-variable (Eurodollar), pay-fixed interest rate swap	10/02/07	04/02/09	4.6475%	$50.0	$(0.3)	$(0.4)
Three receive-variable (Eurodollar), pay-fixed interest rate swaps	08/28/07	02/28/11	5.3765%	150.0	(6.1)	(6.6)

				$200.0	$(6.4)	$(7.0)

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

In March 2004, June 2005 and March 2006, the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $300.0 million. In September 2006, the Company terminated these agreements prior to their stated expirations. Through the termination date, these interest rate swap agreements were accounted for as cash flow hedges. Included in accumulated other comprehensive income is a deferred gain on the qualified hedged transactions of $0.2 million and $0.3 million as of September 28, 2008 and December 30, 2007, respectively. The deferred gain is being amortized into interest expense over the remaining term of the underlying debt.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans consists of the following (in thousands):

	Thirteen weeks ended September 28, 2008	Thirteen weeks ended September 30, 2007	Thirty-nine weeks ended September 28, 2008	Thirty-nine weeks ended September 30, 2007
Pension Benefits
Service cost	$313	$455	$953	$1,312
Interest cost	1,804	1,730	5,456	5,125
Expected return on plan assets	(2,219)	(1,974)	(6,715)	(5,846)
Amortization of prior service cost	51	51	153	153
Amortization of net loss	—	62	—	182

Net periodic benefit (income) cost	$(51)	$324	$(153)	$926

Other Postretirement Benefits
Service cost	$14	$14	$43	$40
Interest cost	171	221	514	662
Amortization of prior service credit	(109)	(63)	(326)	(189)
Amortization of net loss	77	64	231	192

Net periodic benefit cost	$153	$236	$462	$705

During the thirty-nine weeks ended September 28, 2008, $3.5 million of contributions were made by the Company to its pension and other postretirement benefit plans. The Company presently anticipates contributing an additional $1.4 million to fund its pension and other postretirement benefit plans in 2008 for a total of approximately $4.9 million.

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) consisted of the following (in thousands):

	Thirteen weeks ended September 28, 2008	Thirteen weeks ended September 30, 2007	Thirty-nine weeks ended September 28, 2008	Thirty-nine weeks ended September 30, 2007
Net (loss) income	$(4,606)	$6,470	$6,353	$(27,299)
Foreign currency translation adjustment	(2,366)	4,534	(2,917)	6,810
Pension liability adjustments	24	—	72	170
Unrealized investment gain (loss)	2	(200)	(4)	(319)
Recognition of realized gain on cash flow hedges	(27)	(28)	(81)	(639)
Unrealized loss on cash flow hedges	(1,011)	(3,506)	(2,324)	(3,506)
Reclassification of realized loss (gain) on cash flow hedges	1,291	(18)	2,971	(18)

Comprehensive (loss) income	$(6,693)	$7,252	$4,070	$(24,801)

Accumulated other comprehensive income consisted of the following (in thousands):

	September 28, 2008	December 30, 2007
Foreign currency translation adjustments	$13,360	$16,277
Pension liability adjustments, net of tax of $3,322 and $3,322	3,176	3,104
Unrealized investment (loss) gain, net of tax of $0	(3)	1
Unrealized loss on cash flow hedges, net of tax of $252 and $368	(6,245)	(6,811)

Accumulated other comprehensive income	$10,288	$12,571

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) RELATED PARTY TRANSACTIONS

In 2004, the Company and SCIC entered into a management agreement with SCC Holding providing for, among other items, the payment by SCIC of an annual management fee of $2.5 million to SCC Holding. Pursuant to this management agreement, the Company incurred $0.6 million of management fees during each of the thirteen weeks ended September 28, 2008 and September 30, 2007, and $1.9 million of management fees during each of the thirty-nine weeks ended September 28, 2008 and September 30, 2007. As of September 28, 2008 and December 30, 2007, amounts included in other current liabilities on the Company’s Consolidated Balance Sheets related to this management agreement were $1.9 million and $2.5 million, respectively.

Also in 2004, the Company and SCIC entered into a management agreement with Vestar pursuant to which SCIC would pay Vestar a $0.8 million annual management fee, in addition to reimbursement of its expenses. The Company incurred $0.2 million and $0.4 million of management fees and out-of-pocket expenses during each of the thirteen weeks ended September 28, 2008 and September 30, 2007, respectively. The Company incurred $0.7 million and $0.9 million of management fees and out-of-pocket expenses during the thirty-nine weeks ended September 28, 2008 and September 30, 2007, respectively. As of September 28, 2008 and December 30, 2007, $0.6 million and $1.5 million, respectively, was included in other current liabilities on the Company’s Consolidated Balance Sheets for management fees and out-of-pocket expenses.

In December 2006, the Company’s First Lien Facility was amended to, among other items, provide that beginning in 2007, SCC Holding and Vestar may not receive payment for management services unless the Company meets certain financial covenants contained in the First Lien Facility. The Company was accruing for any such management fees that were earned but not paid pursuant to the foregoing. During the thirteen weeks ended September 28, 2008, the Company began paying such management fees subject to the restrictions set forth in the Company’s First Lien Facility.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) SEGMENTS

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

(in thousands)	North America	Europe	Other	Total Segments	Eliminations	Total
For the thirteen weeks ended September 28, 2008
Net sales	$436,587	$29,249	$3,492	$469,328	$(7,170)	$462,158
Intersegment net sales	7,170	—	—	7,170	(7,170)	—
Operating income	12,755	663	92	13,510	(26)	13,484

For the thirteen weeks ended September 30, 2007
Net sales	$504,315	$25,279	$3,120	$532,714	$(5,474)	$527,240
Intersegment net sales	5,474	—	—	5,474	(5,474)	—
Operating income	19,650	508	1,407	21,565	(90)	21,475

For the thirty-nine weeks ended September 28, 2008
Net sales	$1,366,768	$84,599	$10,102	$1,461,469	$(18,721)	$1,442,748
Intersegment net sales	18,721	—	—	18,721	(18,721)	—
Operating income (loss)	58,587	2,238	(209)	60,616	55	60,671

For the thirty-nine weeks ended September 30, 2007
Net sales	$1,520,030	$73,596	$9,494	$1,603,120	$(15,205)	$1,587,915
Intersegment net sales	15,205	—	—	15,205	(15,205)	—
Operating income	27,922	2,412	2,051	32,385	(69)	32,316

(in thousands)	Thirteen weeks ended September 28, 2008	Thirteen weeks ended September 30, 2007	Thirty-nine weeks ended September 28, 2008	Thirty-nine weeks ended September 30, 2007
Operating income:
Total segment operating income	$13,510	$21,565	$60,616	$32,385
Elimination of intersegment operating (income) loss	(26)	(90)	55	(69)
Interest expense, net of interest income of $286, $189, $888 and $1,873	(14,700)	(18,878)	(46,048)	(62,401)
Prepayment penalty	—	—	—	(1,300)
Loss on debt extinguishment	—	—	—	(3,962)
Foreign currency exchange (loss) gain, net	(4,405)	1,855	(3,160)	3,602
Other income, net	—	10	—	6

(Loss) income from continuing operations before income taxes	$(5,621)	$4,462	$11,463	$(31,739)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) GUARANTOR NOTE

On February 27, 2004, with an effective date of February 22, 2004, the Company acquired SF Holdings Group, Inc. The Company partially funded this acquisition through the issuance of 8.5% Senior Subordinated Notes. The 8.5% Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s subsidiaries. The consolidated guarantors include: Solo Cup Company (“Solo Delaware”), P.R. Solo Cup, Inc., SF Holdings Group, Inc., Solo Cup Operating Corporation, Solo Manufacturing LLC, Lily-Canada Holding Corporation, Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited. The following financial information presents the guarantors and non-guarantors of the 8.5% Senior Subordinated Notes, in accordance with Rule 3-10 of Regulation S-X:

	Condensed Consolidated Balance Sheet September 28, 2008 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$16,791	$1,465	$17,619	$—	$35,875
Cash in escrow	—	50	—	—	50
Accounts receivable:
Trade	—	122,550	15,822	—	138,372
Other	129,303	10,820	85	(137,547)	2,661
Inventories	—	306,484	24,227	(2,370)	328,341
Deferred income taxes	—	27,721	857	445	29,023
Prepaid expenses and other current assets	—	55,191	2,919	—	58,110

Total current assets	146,094	524,281	61,529	(139,472)	592,432
Property, plant and equipment, net	—	457,266	37,407	—	494,673
Goodwill and intangible assets, net	—	19,513	—	—	19,513
Other assets	70,895	50,118	2,805	(99,307)	24,511

Total assets	$216,989	$1,051,178	$101,741	$(238,779)	$1,131,129

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$—	$212,583	$13,904	$(137,540)	$88,947
Accrued expenses and other current liabilities	22,469	83,023	6,899	—	112,391

Total current liabilities	22,469	295,606	20,803	(137,540)	201,338
Long-term debt, net of current maturities	136,476	567,875	759	—	705,110
Deferred income taxes	—	38,067	3,069	—	41,136
Other liabilities	6,099	79,976	10,273	(7,926)	88,422

Total liabilities	165,044	981,524	34,904	(145,466)	1,036,006

Shareholder’s equity:
Common stock	—	—	843	(843)	—
Additional paid-in capital	45,875	266,504	24,158	(81,542)	254,995
Retained earnings (accumulated deficit)	12,315	(208,005)	36,458	(10,928)	(170,160)
Accumulated other comprehensive (loss) income	(6,245)	11,155	5,378	—	10,288

Total shareholder’s equity	51,945	69,654	66,837	(93,313)	95,123

Total liabilities and shareholder’s equity	$216,989	$1,051,178	$101,741	$(238,779)	$1,131,129

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) GUARANTOR NOTE (Continued)

	Condensed Consolidated Balance Sheet December 30, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10,464	$4,881	$18,238	$—	$33,583
Accounts receivable:
Trade	—	147,690	17,447	—	165,137
Other	89,968	68,540	505	(149,190)	9,823
Inventories	—	280,301	22,435	(1,699)	301,037
Deferred income taxes	—	40,470	707	445	41,622
Prepaid expenses and other current assets	16	42,150	3,578	—	45,744

Total current assets	100,448	584,032	62,910	(150,444)	596,946
Property, plant and equipment, net	—	501,095	39,334	—	540,429
Goodwill and intangible assets, net	—	23,162	—	—	23,162
Other assets	74,043	49,671	2,624	(99,307)	27,031

Total assets	$174,491	$1,157,960	$104,868	$(249,751)	$1,187,568

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$117,155	$101,511	$17,085	$(149,189)	$86,562
Accrued expenses and other current liabilities	13,513	87,788	10,308	—	111,609

Total current liabilities	130,668	189,299	27,393	(149,189)	198,171
Long-term debt, net of current maturities	—	754,285	1,912	—	756,197
Deferred income taxes	—	50,711	3,697	—	54,408
Other liabilities	7,070	78,260	10,335	(7,926)	87,739

Total liabilities	137,738	1,072,555	43,337	(157,115)	1,096,515

Shareholder’s equity:
Common stock	—	—	843	(843)	—
Additional paid-in capital	45,875	266,504	24,158	(81,542)	254,995
(Accumulated deficit) retained earnings	(2,311)	(192,625)	28,674	(10,251)	(176,513)
Accumulated other comprehensive (loss) income	(6,811)	11,526	7,856	—	12,571

Total shareholder’s equity	36,753	85,405	61,531	(92,636)	91,053

Total liabilities and shareholder’s equity	$174,491	$1,157,960	$104,868	$(249,751)	$1,187,568

The prior period condensed financial statements presented, including the above December 30, 2007 Consolidated Balance Sheet, and the following Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 30, 2007, reflect the immaterial correction of an error related to interest (income) expense, net, between the guarantor columns: Solo Delaware and Other Guarantors. The Company determined that the calculation of interest on intercompany loans from Solo Delaware to certain Other Guarantors was not in accordance with the respective agreements. Therefore, the interest income for Solo Delaware and interest expense for Other Guarantors has been increased by $4.4 million for the thirteen weeks ended September 30, 2007 and decreased by $0.8 million for the thirty-nine weeks ended September 30, 2007, to reflect the appropriate amount for each period. These adjustments were equal and offsetting such that total interest (income) expense for the combined guarantors was not changed. The cumulative effect to the December 30, 2007 Consolidated Balance Sheet was a $22.0 million decrease to Solo Delaware’s accumulated deficit and an increase of $22.0 million to Other Guarantors’ accumulated deficit.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Thirteen weeks ended September 28, 2008 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$435,446	$51,403	$(24,691)	$462,158
Cost of goods sold	—	380,755	46,143	(24,686)	402,212

Gross profit	—	54,691	5,260	(5)	59,946
Selling, general and administrative expenses	—	41,019	2,299	—	43,318
Loss (gain) on sale of property, plant and equipment	—	3,152	(8)	—	3,144

Operating income	—	10,520	2,969	(5)	13,484
Interest expense (income), net	192	14,515	(7)	—	14,700
Foreign currency exchange loss (gain), net	—	5,055	(650)	—	4,405

(Loss) income from continuing operations before income taxes	(192)	(9,050)	3,626	(5)	(5,621)
Income tax provision (benefit)	38	(2,950)	1,716	—	(1,196)

(Loss) income from continuing operations	(230)	(6,100)	1,910	(5)	(4,425)
Loss from discontinued operations	—	(181)	—	—	(181)

Net (loss) income	$(230)	$(6,281)	$1,910	$(5)	$(4,606)

	Consolidated Statement of Operations Thirteen weeks ended September 30, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$495,814	$53,679	$(22,253)	$527,240
Cost of goods sold	—	442,444	45,558	(22,355)	465,647

Gross profit	—	53,370	8,121	102	61,593
Selling, general and administrative expenses	63	47,783	2,593	—	50,439
Gain on sale of property, plant and equipment	—	(9,048)	(1,273)	—	(10,321)

Operating (loss) income	(63)	14,635	6,801	102	21,475
Interest (income) expense, net	(1,740)	20,445	173	—	18,878
Foreign currency exchange gain, net	—	(1,547)	(308)	—	(1,855)
Other (income) expense, net	—	(11)	1	—	(10)

Income (loss) income from continuing operations before income taxes	1,677	(4,252)	6,935	102	4,462
Income tax provision (benefit)	286	(2,239)	2,629	—	676

Income (loss) from continuing operations	1,391	(2,013)	4,306	102	3,786
Income (loss) from discontinued operations, net of income taxes	—	3,286	(602)	—	2,684

Net income	$1,391	$1,273	$3,704	$102	$6,470

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Thirty-nine weeks ended September 28, 2008 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,360,204	$159,848	$(77,304)	$1,442,748
Cost of goods sold	—	1,173,731	141,583	(76,627)	1,238,687

Gross profit	—	186,473	18,265	(677)	204,061
Selling, general and administrative expenses	17	122,871	7,480	—	130,368
Loss on sale of property, plant and equipment	—	12,984	38	—	13,022

Operating (loss) income	(17)	50,618	10,747	(677)	60,671
Interest (income) expense, net	(14,758)	60,775	31	—	46,048
Foreign currency exchange loss (gain), net	—	4,506	(1,346)	—	3,160

Income (loss) from continuing operations before income taxes	14,741	(14,663)	12,062	(677)	11,463
Income tax provision	115	107	4,278	—	4,500

Income (loss) from continuing operations	14,626	(14,770)	7,784	(677)	6,963
Loss from discontinued operations	—	(610)	—	—	(610)

Net income (loss)	$14,626	$(15,380)	$7,784	$(677)	$6,353

	Consolidated Statement of Operations Thirty-nine weeks ended September 30, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,504,974	$153,690	$(70,749)	$1,587,915
Cost of goods sold	—	1,348,725	134,194	(70,278)	1,412,641

Gross profit	—	156,249	19,496	(471)	175,274
Selling, general and administrative expenses	(476)	147,504	7,501	(85)	154,444
Gain on sale of property, plant and equipment	—	(10,213)	(1,273)	—	(11,486)

Operating income	476	18,958	13,268	(386)	32,316
Interest expense, net	2,937	59,041	423	—	62,401
Prepayment penalty	1,300	—	—	—	1,300
Loss on debt extinguishment	3,962	—	—	—	3,962
Foreign currency exchange gain, net	—	(2,674)	(928)	—	(3,602)
Other income, net	—	(6)	—	—	(6)

(Loss) income from continuing operations before income taxes	(7,723)	(37,403)	13,773	(386)	(31,739)
Income tax (benefit) provision	(222)	(6,317)	4,924	—	(1,615)

(Loss) income from continuing operations	(7,501)	(31,086)	8,849	(386)	(30,124)
Income (loss) from discontinued operations, net of income taxes	—	4,360	(1,535)	—	2,825

Net (loss) income	$(7,501)	$(26,726)	$7,314	$(386)	$(27,299)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Thirty-nine weeks ended September 28, 2008 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities – continuing operations	$12,152	$64,896	$3,238	$80,286
Net cash used in operating activities – discontinued operations	—	(594)	—	(594)

Net cash provided by operating activities	12,152	64,302	3,238	79,692

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(49,526)	(2,227)	(51,753)
Proceeds from sale of property, plant and equipment	—	10,446	39	10,485
Increase in cash in escrow	—	(50)	—	(50)

Net cash used in investing activities	—	(39,130)	(2,188)	(41,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving credit facilities	(24,700)	—	—	(24,700)
Repayments of term notes	(9,243)	—	(714)	(9,957)
Repayments of other debt	—	(226)	(358)	(584)
Repayment of capital to parent	28,118	(28,118)	—	—

Net cash used in financing activities	(5,825)	(28,344)	(1,072)	(35,241)

Effect of exchange rate changes on cash	—	(244)	(597)	(841)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,327	(3,416)	(619)	2,292
Cash and cash equivalents, beginning of period	10,464	4,881	18,238	33,583

Cash and cash equivalents, end of period	$16,791	$1,465	$17,619	$35,875

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Thirty-nine weeks ended September 30, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities – continuing operations	$176,557	$(136,289)	$12,458	$52,726
Net cash provided by (used in) operating activities – discontinued operations	—	13,416	(740)	12,676

Net cash provided by (used in) operating activities	176,557	(122,873)	11,718	65,402

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(30,216)	(1,713)	(31,929)
Proceeds from sale of property, plant and equipment	—	141,732	1,340	143,072
Increase in cash in escrow	—	(50)	—	(50)

Net cash provided by (used in) investing activities – continuing operations	—	111,466	(373)	111,093
Net cash (used in) provided by investing activities – discontinued operations	—	(1,108)	801	(307)

Net cash provided by investing activities	—	110,358	428	110,786

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving credit facilities	(49,500)	—	(94)	(49,594)
Borrowings under term notes	50,000	—	—	50,000
Repayment of capital to parent	(2,007)	5,557	(5,557)	(2,007)
Repayments of term notes	(159,875)	—	(5,819)	(165,694)
Repayments of other debt	—	(23)	—	(23)
Debt issuance costs	(380)	—	—	(380)

Net cash (used in) provided by financing activities – continuing operations	(161,762)	5,534	(11,470)	(167,698)
Net cash used in financing activities – discontinued operations	—	—	(65)	(65)

Net cash (used in) provided by financing activities	(161,762)	5,534	(11,535)	(167,763)

Effect of exchange rate changes on cash	—	17	1,065	1,082

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,795	(6,964)	1,676	9,507
Cash and cash equivalents, beginning of period	1,232	10,815	14,344	26,391

Cash and cash equivalents, end of period	16,027	3,851	16,020	35,898
Less: Cash and cash equivalents – discontinued operations	—	1,838	2,369	4,207

Cash and cash equivalents – continuing operations	$16,027	$2,013	$13,651	$31,691

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report, as well as consolidated financial statements and notes thereto and related management discussion and analysis of financial condition and results of operations included in our 2007 Annual Report on Form 10-K.

The results of operations discussed in this section have been adjusted to reflect the immaterial correction of errors in our prior period financial statements, as discussed in further detail in Note 2 to our consolidated financials statements included in Item 1. Financial Statements of this Form 10-Q.

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

Thirteen weeks ended September 28, 2008 compared to the thirteen weeks ended September 30, 2007

(in millions)	Thirteen weeks ended September 28, 2008	Thirteen weeks ended September 30, 2007	Favorable (Unfavorable)
Net sales	$462.2	$527.2	$(65.0)	(12.3)%
Cost of goods sold	402.2	465.6	63.4	13.6

Gross profit	60.0	61.6	(1.6)	(2.6)
Selling, general and administrative expenses	43.4	50.3	6.9	13.7
Loss (gain) on asset disposals	3.1	(10.2)	(13.3)	*

Operating income	13.5	21.5	(8.0)	(37.2)
Interest expense, net	14.7	18.9	4.2	22.2
Foreign currency exchange loss (gain), net	4.4	(1.9)	(6.3)	*

(Loss) income from continuing operations before income taxes	(5.6)	4.5	(10.1)	*
Income tax (benefit) provision	(1.2)	0.7	1.9	*

(Loss) income from continuing operations	(4.4)	3.8	(8.2)	*
(Loss) income from discontinued operations, net of tax provision of $0 and $2.4	(0.2)	2.7	(2.9)	*

Net (loss) income	$(4.6)	$6.5	$(11.1)	*

*	Not meaningful

Net sales decreased $65.0 million, or 12.3%, for the thirteen weeks ended September 28, 2008 compared to the prior year period. The decrease in net sales reflects a 23.4% decrease in sales volume partially offset by an 11.1% increase in average realized sales price as compared to the thirteen weeks ended September 30, 2007.

Lower sales volumes are the result of various factors including the divestiture of our uncoated white paper plate product line in September 2007 and our dairy packaging product line in March 2008, as well as our de-emphasis of certain product categories, such as straws and stirrers, all of which are high volume commodity products. In addition, the decline in sales volume reflects our effort to improve commercial arrangements and to exit certain unfavorable relationships. These initiatives collectively contributed to approximately two-thirds of the volume decline. The remainder of the decline in sales volume reflects the impact of a competitive marketplace and the weakening North American economies.

The increase in average realized sales price reflects the impact of pricing increases we implemented during the last year in response to higher raw material and energy costs, as well as a shift in product mix.

For the thirteen weeks ended September 28, 2008, gross profit was slightly down compared to the prior year period. The favorable impact of (1) an increase in average realized sales price, (2) efficiency improvements resulting from ongoing productivity initiatives and (3) lower professional fees, which in 2007 related to our performance improvement plan, was more than offset by the combined impact of significantly higher raw material costs, lower sales volumes, the impact of lower production volumes on our fixed cost absorption, and, to a lesser extent, costs incurred during 2008 to consolidate production facilities, including severance costs. Gross margin, which is gross profit as a percentage of net sales, was 13.0% in the third quarter of 2008 versus 11.7% in the third quarter of 2007, reflecting the impact from the divestiture of non-core product lines, manufacturing efficiency gains, improved commercial arrangements and the de-emphasis of low margin products.

Selling, general and administrative expenses decreased $6.9 million for the thirteen weeks ended September 28, 2008 compared to the thirteen weeks ended September 30, 2007. The decrease primarily reflects $4.6 million of costs incurred during the 2007 period for professional fees related to our performance improvement plan and $1.4 million of lower intangible asset amortization expense. As a percentage of net sales, selling, general and administrative expenses were 9.4% in the third quarter of 2008 versus 9.6% in the third quarter of 2007.

Loss on asset disposals for the thirteen weeks ended September 28, 2008 was $3.1 million compared to a gain on asset disposals of $10.2 million during the thirteen weeks ended September 30, 2007. The loss during the current period primarily reflects the disposal of outdated production equipment retired as a result of plant closures and consolidation. The gain in the prior period is primarily the gain recognized on the sale of our uncoated white paper plate product line in September 2007.

For the thirteen weeks ended September 28, 2008, interest expense, net, decreased $4.2 million compared to the prior year period. Lower interest expense is primarily attributable to lower average interest rates, lower outstanding term debt, and decreased utilization of the revolving credit facility under our first lien credit facility (the “First Lien”), due to improved operating cash flow.

For the thirteen weeks ended September 28, 2008, foreign currency exchange loss (gain), net, was a loss of $4.4 million compared to a gain of $1.9 million in the prior year period. This change is primarily attributed to currency fluctuations in the United Kingdom pound sterling denominated inter-company debt.

During the thirteen weeks ended September 28, 2008, the income tax benefit of $1.2 million is primarily related to foreign jurisdictions. As the Company is in a net operating loss carry forward position in the United States, any taxes related to domestic earnings are largely offset by valuation allowances. During the thirteen weeks ended September 30, 2007, the income tax provision of $0.7 million is primarily related to our foreign jurisdictions.

Thirty-nine weeks ended September 28, 2008 compared to the thirty-nine weeks ended September 30, 2007

(in millions)	Thirty-nine weeks ended September 28, 2008	Thirty-nine weeks ended September 30, 2007	Favorable (Unfavorable)
Net sales	$1,442.7	$1,587.9	$(145.2)	(9.1)%
Cost of goods sold	1,238.6	1,412.6	174.0	12.3

Gross profit	204.1	175.3	28.8	16.4
Selling, general and administrative expenses	130.4	154.4	24.0	15.5
Loss (gain) on asset disposals	13.0	(11.5)	(24.5)	*

Operating income	60.7	32.4	28.3	87.3
Interest expense, net	46.0	62.4	16.4	26.3
Prepayment penalty	—	1.3	1.3	*
Loss on debt extinguishment	—	4.0	4.0	*
Foreign currency exchange loss (gain), net	3.2	(3.6)	(6.8)	*

Income (loss) from continuing operations before income taxes	11.5	(31.7)	43.2	*
Income tax provision (benefit)	4.5	(1.6)	(6.1)	*

Income (loss) from continuing operations	7.0	(30.1)	37.1	*
(Loss) income from discontinued operations, net of tax provision of $0 and $1.2	(0.6)	2.8	(3.4)	*

Net income (loss)	$6.4	$(27.3)	$33.7	*

*	Not meaningful

Net sales decreased $145.2 million, or 9.1%, for the thirty-nine weeks ended September 28, 2008 compared to the prior year period. The decrease in net sales reflects a 21.0% decrease in sales volume partially offset by an 11.9% increase in average realized sales price as compared to the thirty-nine weeks ended September 30, 2007.

Lower sales volumes are the result of various factors including the divestiture of our uncoated white paper plate product line in September 2007 and our dairy packaging product line in March 2008, as well as our de-emphasis of certain product categories, such as straws and stirrers, all of which are high volume commodity products. In addition, the decline in sales volume reflects our effort to improve commercial arrangements and to exit certain unfavorable relationships. These initiatives collectively contributed to approximately two-thirds of the volume decline. The remainder of the decline in sales volume reflects the impact of a competitive marketplace and the weakening North American economies.

The increase in average realized sales price reflects the impact of pricing increases we implemented during the last year in response to higher raw material and energy costs, as well as a shift in product mix.

For the thirty-nine weeks ended September 28, 2008, gross profit increased by $28.8 million over the prior year period. The increase in gross profit was primarily driven by an increase in average realized sales price, efficiency improvements resulting from ongoing productivity initiatives and lower professional fees, which in 2007 related to our performance improvement plan. These improvements were partially offset by higher raw material costs, lower sales volumes, the impact of lower production volumes on our fixed cost absorption and higher diesel fuel costs compared with the prior year. Gross margin, which is gross profit as a percentage of net sales, was 14.1% for the thirty-nine weeks ended September 28, 2008 versus 11.0% in the comparable period of 2007, reflecting the impact from the divestiture of non-core product lines, manufacturing efficiency gains, improved commercial arrangements and the de-emphasis of low margin products.

Selling, general and administrative expenses decreased $24.0 million for the thirty-nine weeks ended September 28, 2008 compared to the thirty-nine weeks ended September 30, 2007. The decrease primarily reflects (1) $14.0 million of costs incurred during the 2007 period for the implementation of our new order management system and professional fees incurred in connection with our performance improvement plan, (2) lower intangible asset amortization expense of $4.2 million, (3) an asset impairment charge of $2.5 million taken in the second quarter of 2007 and (4) lower incentive based compensation costs when compared with the prior year. As a percentage of net sales, selling, general and administrative expenses were 9.0% for the thirty-nine weeks ended September 28, 2008 versus 9.7% in the comparable period of 2007.

Loss on asset disposals for the thirty-nine weeks ended September 28, 2008 was $13.0 million compared to a gain on asset disposals of $11.5 million during the thirty-nine weeks ended September 30, 2007. The loss during the current period primarily reflects the disposal of non-core assets including the sale of our dairy packaging machinery and equipment in March 2008 and the retirement of production equipment in conjunction with plant closures and consolidation. The gain in the prior period is primarily the gain recognized on the sale of our uncoated white paper plate product line during the third quarter of 2007.

For the thirty-nine weeks ended September 28, 2008, interest expense, net, decreased $16.4 million compared to the prior year period. Lower interest expense is primarily attributable to lower outstanding term debt, mainly due to the June 2007 retirement of the $130.0 million Second Lien from the net proceeds of the sale-leaseback transaction. To a lesser extent, lower interest expense is a result of decreased utilization of the revolving credit facility under the First Lien, due to improved operating cash flow and non-core asset sales, and lower average interest rates compared to the prior year period.

For the thirty-nine weeks ended September 28, 2008, foreign currency exchange loss (gain), net, was a loss of $3.2 million compared to a gain of $3.6 million in the prior year period. This change is primarily attributed to currency fluctuations in the United Kingdom pound sterling denominated inter-company debt.

Income tax expense of $4.5 million for the thirty-nine weeks ended September 28, 2008 is primarily related to foreign jurisdictions. For our domestic operations, the tax expense generated from the taxable income was largely offset by a corresponding decrease in the valuation allowance; therefore, a minimal net domestic tax expense was recognized. During the thirty-nine weeks ended September 30, 2007, the income tax benefit of $1.6 million represents the partial reversal of our valuation allowance, related to deferred tax assets, resulting from the sale and leaseback of six properties during the period, partially offset by an income tax provision primarily related to our foreign jurisdictions.

Liquidity and Capital Resources

Historically, we have relied on cash flows from operations and revolving credit borrowings to finance our working capital requirements and capital expenditures. Net cash provided by operating activities for continuing operations during the thirty-nine weeks ended September 28, 2008 was $80.3 million compared to $52.7 million during the thirty-nine weeks ended September 30, 2007. The increased cash flow from operations is primarily a result of improved operating results driven by gross margin improvement and reduced interest payments.

Working capital decreased $7.7 million to $391.1 million at September 28, 2008, from $398.8 million at December 30, 2007. The decrease in working capital mostly reflects lower accounts receivable and higher current maturities of long-term debt, partially offset by higher inventory balances. The decrease in accounts receivable was driven by lower sales and the receipt of vendor rebate payments during the first quarter of 2008. The higher inventory at September 28, 2008, compared to December 30, 2007, primarily reflects escalating raw material costs.

Net cash used in investing activities for continuing operations during the thirty-nine weeks ended September 28, 2008 was $41.3 million compared to net cash provided by investing activities of $111.1 million during the thirty-nine weeks ended September 30, 2007. Capital expenditures during the thirty-nine weeks ended September 28, 2008 were $51.8 million compared to $31.9 million during the thirty-nine weeks ended September 30, 2007. Capital expenditures were funded by cash provided by operating activities. Proceeds from asset disposals provided investing cash flows of $10.5 million during the thirty-nine weeks ended September 28, 2008 and was primarily related to the sale of dairy packaging machinery and equipment and the sale of a manufacturing facility which was closed during the first quarter of 2008. Net cash provided by investing activities for continuing operations of $111.1 million during the prior year period was driven by the proceeds of the sale-leaseback transaction of approximately $130.0 million and the proceeds of $13.0 million from the sale of our uncoated white paper plate product line, offset by $31.9 million of capital expenditures.

Net cash used in financing activities for continuing operations during the thirty-nine weeks ended September 28, 2008, was $35.2 million compared to $167.8 million during the thirty-nine weeks ended September 30, 2007. The current period reflects a decrease in borrowings under the revolving credit facility under our First Lien as well as mandatory prepayments of the term loan under our First Lien. Net cash used in financing activities during the prior year period was driven by the repayment of our $130.0 million Second Lien and $29.9 million of prepayments on our First Lien term loan.

Long-term debt

The following is a summary of our long-term debt at September 28, 2008 (in thousands):

September 28, 2008
Long-term debt:
8.5% Senior Subordinated Notes	$325,000
First Lien Facility – Term Loan	389,407
First Lien Facility – Revolver	5,400
Canadian Credit Facility – Term Loan	2,156
Capital lease obligations	1,673

Total long-term debt	723,636
Less - Current maturities of long-term debt	18,526

Long -term debt, net of current maturities	$705,110

The following is a summary of our committed revolving credit facilities at September 28, 2008 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Unused Capacity
First Lien Facility-revolving facility	$150,000	$5,400	$18,017	$126,583
Canadian Credit Facility-revolving facility (2)	14,870	—	—	10,662

	$164,870	$5,400	$18,017	$137,245

(1)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.
(2)

The commitment amount for the Canadian revolving credit facility is CAD $15.4 million (approximately $14.9 million); however, unused capacity is CAD $11.0 million (approximately $10.7 million) due to borrowing base limitations.

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

In March and August 2008, we made mandatory term loan prepayments under the First Lien of $2.0 million and $1.9 million, which were made from the net proceeds of the sale of dairy packaging assets. In May 2008, we made a $5.3 million mandatory term loan prepayment under the First Lien, which was made from the net proceeds from the sale of a manufacturing plant which was closed during the first quarter of 2008. Based on the revised amortization schedule, the scheduled principal repayments of approximately $1.0 million are due on August 27, 2009 and quarterly thereafter through November 27, 2010, with a balloon payment of approximately $383.2 million due on February 27, 2011. Current maturities of long-term debt as of September 28, 2008, include $15.9 million representing the mandatory repayment, calculated according to the terms of the First Lien, resulting from the pending sale of our Highland Park, IL property. The sale is expected to close by the end of 2008.

All mandatory quarterly payments have been made to date. We were in compliance with all financial covenants under the First Lien during the thirty-nine weeks ended September 28, 2008.

Other Contingencies

We entered into agreements with the State of Illinois (“State”) and the City of Chicago (“City”) relating to the acquisition and development of certain property of the Company located in the City. Pursuant to these agreements, the State and the City provided certain grants to us, paid certain costs on our behalf and undertook certain obligations relating to the property. Under these agreements, we are required to fulfill certain obligations relating to development of the property and retention of a certain number of employees. If these obligations are not fulfilled, we may be required to repay certain amounts granted or paid by the State or the City, the net impact of which, we believe, would not be material to our business, financial condition, results of operations or cash flows. During the first fiscal quarter of 2007, the Company entered into a purchase and sale agreement to sell the property. The purchase and sale agreement provides that, upon the closing of the sale, the obligations of the Company to the State and the City will be satisfied or the Company will otherwise be released from such obligations. The agreement has been extended to November 25, 2008.

Outlook

Management believes that cash generated by operations and amounts available under our credit facilities should be sufficient to meet our expected operating needs, planned capital expenditures, payments in conjunction with our lease commitments and debt service requirements for the remainder of 2008. We expect that our total 2008 capital expenditures will be in the range of $75 million to $80 million and contributions to our defined benefit plans will be approximately $5 million.

In recent years and continuing through 2008, our industry has experienced volatility in raw material and energy pricing. The principal raw materials we use for our plastic operations are various types of resins and for our paper operations it is primarily paperboard. The resins include polystyrene, polypropylene and APET. Resin prices are influenced by other input prices such as oil, natural gas, benzene and ethylene, as well as availability of supply and changes in demand. Benzene prices have remained volatile throughout the year and during the third quarter they remained elevated. For the remainder of 2008, we anticipate input prices related to oil to remain stable and benzene to soften. As a result, we expect price decreases for most resins that we use. However, until input markets for resins stabilize we cannot predict with certainty the full impact on our operations.

The principal raw material used in our paper operations is solid bleached sulfate paperboard. Paper prices are driven by global supply and demand as well as input costs for energy, fiber, chemicals, polyethylene and transportation. We expect global paperboard supply for the remainder of 2008 to be constrained; however, we do not expect additional price increases at this time.

Global energy prices have increased throughout 2008 and remained elevated through the third quarter. These increases impact our transportation and production costs. Historically, we have been able to partially mitigate the effect of higher energy-related costs with productivity, utilization of equipment and efficiency improvements. For the remainder of the year we expect energy costs to remain lower than the peak highs we experienced in the third quarter.

For the remainder of 2008, we expect that raw material and energy costs will remain volatile. We also anticipate that with the slow down in the global economy, our sales volume will continue to be impacted and foreign currency exchange rates will continue to be volatile. For the remainder of the year, we do not expect the constrained credit markets to have a substantial impact on our liquidity since we do not utilize the commercial paper markets and we have substantial availability under our domestic revolving credit facility. We continue to closely monitor changing conditions and will respond as quickly as possible to minimize any potential impact to our results of operations.

Net Operating Loss Carryforwards

As of September 28, 2008, we had approximately $184.7 million of U.S. federal tax net operating loss carryforwards that expire between 2024 and 2026, and there are no carryforwards that are subject to the provisions of Internal Revenue Code Section 382. We establish a valuation allowance for deferred tax assets, including our net operating loss carryforwards, when the amount of expected future taxable income is not likely to support the use of the deduction or credit. During the thirty-nine weeks ended September 28, 2008, our valuation allowance decreased by $0.3 million, to $85.5 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Critical Accounting Estimates

Our critical accounting estimates are described in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008. There have been no changes to the critical accounting estimates since that filing.

Impact of Recently Issued Accounting Standards

SFAS No. 161 - In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosure regarding derivative instruments and hedging activities, enabling better understanding of their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

FSP FAS No. 157-2 - In February 2008, FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) was issued. FSP 157-2 defers the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In September 2006, the FASB issued SFAS 157 which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases.

The partial adoption of SFAS 157 in the first quarter of 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on our consolidated financial statements, but resulted in additional disclosures contained in Note 8 to the accompanying consolidated financial statements. We are in the process of analyzing the potential impact of SFAS 157 relating to our planned adoption of the remainder of the standard in the first quarter of 2009.

SFAS No. 141R - In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), a revision of SFAS No. 141, “Business Combinations.” SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.

SFAS No. 160 - In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

SFAS No. 159 - In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 in the first quarter of 2008 and elected not to apply the fair value option to any of our financial instruments.

Forward-Looking Statements

This report contains forward-looking statements. The words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “predict,” “potential,” “project,” “could,” “will,” “should,” “may,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All statements in this report other than statements of historical fact, including statements regarding our business strategy, future operations, financial position, projected costs or expenditures, prospects, plans and objectives, as well as information concerning industry trends and expected actions of third parties, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from such statements.

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2008 and incorporated herein by reference and in our other filings made from time to time with the SEC. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. These cautionary statements are to be used as a reference in connection with any forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the impact of our indebtedness on our cash flow and operating flexibility;

•	the impact of economic, financial and industry conditions and our ability to drive profitable growth and realize cost savings to fund our operations and service our debt;

•	the impact of any downgrades in our corporate ratings on the credit terms offered to us by our vendors and the interest rates offered to us if we require additional capital or financing;

•	availability of and increases in raw material pricing, energy and fuel;

•	effect of increased regulation of certain raw materials used in our products and changing federal, state, foreign and local environmental and occupational health and safety laws and regulations;

•	impact of competitive products and pricing and fluctuations in demand for our products;

•	ineffective or incomplete remediation of prior material weaknesses in our internal controls over financial reporting;

•	risks associated with conducting business in multiple foreign jurisdictions, including foreign currency exchange rate fluctuations;

•	our ability to improve existing products and develop new products;

•	loss of key management and personnel;

•	event of catastrophic loss of one of our key manufacturing facilities;

•	potential conflicts of interest between our note holders and the stockholders of SCIC;

•	loss of one or more of our principal customers;

•	impact of any prolonged work stoppage;

•	diversion of management attention from other business activities in the event we pursue additional acquisitions or undertake divestitures in the future; and

•	our ability to enforce our intellectual property and other proprietary rights.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not believe there have been any significant changes to our market risk as previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007 filed with the Securities and Exchange Commission on March 11, 2008.

Item 4T.	Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files under the Exchange Act.

(b)	Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended September 28, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

SOLO CUP COMPANY

Date: November 12, 2008	By:	/s/ Robert D. Koney, Jr.
Robert D. Koney, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF SOLO CUP COMPANY

FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 28, 2008

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