Form 10-K
period 2008-12-28
Solo Cup CO
filed 2009-03-16
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2008

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

As of March 16, 2009, 100 shares of Common Stock, $0.01 par value, were outstanding. There is no trading market for the common stock of the registrant. No shares of the registrant were held by non-affiliates.

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

The Company’s fiscal year is the 52- or 53-week period ending on the last Sunday in December except that fiscal year 2005 ended on January 1, 2006. The fiscal quarters for 2008 were the thirteen weeks ending March 30, June 29, September 28 and December 28, 2008.

Overview of Business

We are a leading producer and marketer of single-use products used to serve food and beverages in the home, quick service restaurants and other foodservice settings. We distribute our products globally and have served our industry for more than 70 years. We manufacture and supply one of the broadest portfolios of single-use products for the foodservice industry, including cups, lids, food containers, plates, bowls, portion cups and cutlery, with products available in plastic, paper, foam, post-consumer recycled content and annually renewable materials. We are recognized for our customer service and our products are known for their quality, reliability and consistency. Our products are marketed primarily under the Solo® and Sweetheart® brands, as well as Jack Frost® , Trophy® and Bare™ by Solo®. We are one of the leading suppliers of branded disposable cups, plates and bowls in the United States. We also provide a line of products to select customers under private label brands. We currently operate 15 manufacturing facilities and 13 distribution centers, some of which are combined in one location with the manufacturing facility, in North America, the United Kingdom and Panama. For the 2008 fiscal year, we generated approximately $1.8 billion of net sales.

Financial information about our business segments, which are combined geographically, is disclosed in Note 19 to the Company’s consolidated financial statements in Item 8 of this Form 10-K.

Products

We produce a broad range of plastic, paper and foam single-use products used to serve food and beverages. Our plastic products include a wide range of cups, lids, food containers, plates, bowls, cutlery and portion cups, as well as food packaging containers. Our paper products include cups, plates, bowls, portion cups and food containers. Our foam products include cups, plates and bowls. Our plastic, paper and foam products are offered in a variety of sizes, designs, colors, and at a range of price points. We also offer an Eco-forward™ line product called Bare by Solo which includes products made with post-consumer recycled plastic and paper, compostable cups made with wax or polylactic acid (PLA), and plates made with annually renewable materials.

Customers

We serve two primary customer groups, foodservice operators and retailers of consumer products. Sales to foodservice customers accounted for approximately 83% of our 2008 net sales. Our foodservice customers include: (1) broadline distributors, such as Sysco Corporation, U.S. Foodservice, Inc. and Foodservices of America, (2) specialty distributors such as Bunzl Corporation, Network Services Company and UniPro Foodservice, Inc., and (3) national accounts, such as Starbucks Corporation, Dunkin Donuts, McDonald’s, Panera Bread and YUM! Brands, Inc. (the parent company for Kentucky Fried Chicken, Pizza Hut, Taco Bell, Long John Silver’s and A&W). We believe we have strong relationships with leading foodservice customers due to our broad product offering, longstanding presence in the industry and emphasis on innovation, product quality and customer service.

Sales to our retail customers accounted for approximately 17% of our 2008 net sales. Our retail customers include: (1) grocery stores, such as Publix Supermarkets Inc., The Kroger Company and Albertson’s, Inc., (2) mass merchandisers, such as Target Corporation and Wal Mart Stores, Inc., (3) warehouse clubs, such as Costco Wholesale Corporation (“Costco”), Sam’s and BJ’s Wholesale Club, and (4) other retail outlets, such as drug stores, party stores and dollar stores. We are one of the leading suppliers of branded disposable cups, plastic plates and bowls to retail customers in the United States, which we sell under the Solo, Bare by Solo and Jack Frost brand names. Any backlog of orders we may have with our foodservice or retail customers is not material.

Sales and Marketing

We sell our products to foodservice customers through our regionally organized, in-house direct sales force, national account direct sales force and, to a lesser extent, select broker networks. Foodservice distributors sell the products they purchase from us to operators such as restaurants, convenience stores, hospitals, schools and other organizations that have foodservice operations. As a result of this selling structure, stocking decisions made by our distributors are based on demand from foodservice operators. Our sales force calls on local branches of distributors and local or regional operators. Through our national account sales force, we sell our products through distributors who in turn sell to quick service and fast casual restaurants, convenience stores and other national account segments. Our national account sales force works closely with the distributors and their customers to develop unique product offerings and promotional programs.

We sell our products to retail customers primarily through regional broker networks. In the case of some of our larger customers, such as Costco, we use our in-house direct sales force. Our sales and marketing strategy for retail customers is designed around supporting our strong brand names, such as Solo and Bare by Solo, as well as offering private label products. We support our brands with integrated marketing programs that consist of in-store and out-of-store brand enhancement activities.

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

Raw Materials

In recent years and continuing through the fourth quarter of 2008, our industry experienced volatility in raw material and energy pricing. The principal raw materials we use for our plastic operations are various types of resins and for our paper operations it is primarily paperboard. The resins include polystyrene, polypropylene and APET. We purchase resins from large petrochemical and resin producers. Resin prices are influenced by other input prices such as crude oil, natural gas, benzene, ethylene and paraxylene, as well as availability of supply and changes in demand.

The principal raw material used in our paper operations is solid bleached sulfate paperboard. We purchase board from a variety of large and small paperboard manufacturers. Paper prices are driven by global supply and demand as well as input costs for energy, fiber, chemicals, polyethylene and transportation.

We believe we have good relationships with our major raw material suppliers. For 2008, our overall supply of raw materials was adequate and for 2009, we believe they will remain adequate.

Our raw material costs make up a significant portion of our cost of goods sold. Although we generally enter into one to three year term supply contracts with a number of our raw material suppliers, we continue to have exposure to changes in raw material prices. Historically, we have not hedged our exposure to fluctuations in raw material prices.

Manufacturing

Our manufacturing strategy is to reduce costs through continuous process improvements and innovation, while meeting our customers’ needs and maintaining our standard for quality. We employ many different technologies and strategies to supply a wide product line including working with other third parties to supply manufacturing capability in instances where expertise or economies of scale are not available in house. We manufacture and supply various products in plastic, paper and foam. Our flexibility and expertise in these technologies enable us to respond quickly to customer needs.

The primary processes employed in manufacturing our products are as follows:

•

Plastic Cups, Lids, Plates, Bowls, Foam Cups and Plates. Plastic extrusion is used to convert plastic resin from pellets to a flat extruded sheet. Using a thermoforming process we convert the extruded sheet into the final product and graphics are added based on customer specifications. The product is packaged in various quantities depending on customer requirements. We have the capability to use a large variety of resins, including polystyrene, polypropylene and APET.

•

Paper Cups, Plates, and Food Containers. The paperboard is embossed or printed with graphics according to customer requirements and fed through machines that cut, form and/or fold the material into the final product.

•

Plastic Cutlery. We utilize injection molding machines to manufacture plastic cutlery. The plastic pellets are melted, and the molten resin is injected into the mold. The parts are automatically cooled, trimmed and ejected from the machine. The product is then either packaged in bulk or individually wrapped. Products can be made using polypropylene or polystyrene.

Distribution

Our self-managed distribution centers in North America are located in proximity to major population centers, generally consolidating the output of our manufacturing operations. This design allows us to deliver over 85% of our product by the following business day. As a result of this strategy, we are able to offer a broad range of products from our distribution centers and provide value to our customers as they can carry less inventory and we can react to their demand more rapidly. Our foreign subsidiaries operate out of owned or leased warehouses and manage the related distribution and transportation networks.

Competition

The disposable food packaging industry is extremely competitive and highly fragmented. We compete for customers based on brand reputation, quality, cost, customer service, breadth of product offering, product differentiation, innovation, marketing programs and value. Our competitors include large multinational companies as well as regional manufacturers. Some of our competitors compete across many of our product lines, while most compete with only some of our products. A few of our competitors are integrated in the manufacturing of disposable foodservice products and related raw materials which reduces their costs for these materials and gives them greater access to these materials in periods of short supply. Our products also compete with metal, glass and other packaging materials, as well as plastic packaging materials made through different manufacturing processes. We also face competition from foreign competitors who are entering regional U.S. markets in certain product categories and are aggressively trying to differentiate their product offerings based on price.

Intellectual Property

We rely on a combination of trade secrets, confidentiality agreements, patent, trademark, copyright, licenses, contractual provisions, unfair competition and other intellectual property laws to protect our intellectual property and other proprietary rights. The Company owns a number of patents and trademarks, which vary in duration, depending upon when the application was filed or granted. We believe that, in the aggregate, the rights under our patents and trademarks are generally important to our business; however, no single one of them is material to our business. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties alleging that we infringe intellectual property laws, and could result in substantial costs and diversion of our resources. Even if our proprietary rights are held enforceable, others may be able to design around our patents or independently develop products and processes equivalent to our proprietary and confidential information.

Research and Development

Our research and development strategy has three goals: (1) to create innovative, value-added products and packaging that target both new and existing customers, (2) to differentiate our products in the marketplace and (3) to explore the use of alternative substrates to create new products and market opportunities and enhance our overall market position. We continue to develop, test and sample new and recycled raw materials for use in paper and plastic products including those derived from renewable resources. In 2008, we made significant investments in the addition of a manufacturing line that will allow us to manufacture cups and lids made from polypropylene, a material that offers the potential to use less material and emit less green house gas in its manufacture. We also expanded the product offering in our Eco-forward line, known as Bare by Solo, with the addition of products made from annually renewable resources, post consumer recycled PET and cups made with polylactic acid (PLA), a plant based material, that allows the opportunity for composting in commercial composting centers, where available.

International

Our international operations consist of operating subsidiaries in the United Kingdom, Canada, Panama and Mexico as well as international export sales originating in the U.S. and our international subsidiaries. Approximately 18% of our net sales are generated outside the United States. International operations are subject to certain additional risks inherent in conducting business outside the United States, such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, and other restrictive governmental action, as well as volatile economic, social and political conditions in certain countries.

Employees

As of December 28, 2008, we had approximately 7,100 employees worldwide, including approximately 5,900 in the United States (including U.S. territories); approximately 5,600 or 79%, of total employees worldwide were hourly workers. As of December 28, 2008, approximately 800 or 14%, of our hourly employees were covered by collective bargaining agreements. We currently have collective bargaining agreements in effect at our facilities in Augusta, Georgia; Springfield, Missouri; Scarborough, Ontario, Canada; Cuautitlan, Mexico; and Juan Dìaz, Panama. These agreements cover all hourly-paid production, maintenance and distribution employees at each facility and contain standard provisions relating to, among other things, management rights, grievance procedures, strikes and lockouts, seniority and union rights. The current expiration dates of the Augusta, Springfield, Scarborough,

Cuautitlan and Juan Dìaz agreements are March 31, 2012, February 28, 2011, November 30, 2010, December 31, 2009 and June 30, 2009, respectively. Other than the agreements described above, no employees are currently covered by collective bargaining agreements. We believe that we have good relationships with our employees.

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

The Clean Air Act requires the phase out of certain refrigerant compounds. Therefore, we must upgrade or retrofit air conditioning and chilling systems we use during the next few years. We have decided to replace units as they become inefficient or unserviceable. We expect to complete the replacement of all such units within the next five to nine years and we do not believe that the costs associated with such replacement will be material to our business, financial condition, results of operations or cash flows.

Some of our facilities contain asbestos. Although there may be no current legal requirement to remove it, we monitor such asbestos on an ongoing basis and maintain and/or remove it as appropriate to prevent the release of friable asbestos. We do not believe the costs associated with this program will be material to our business, financial condition, results of operations or cash flows.

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

Available Information

Our Internet website is www.solocup.com. We are an electronic filer and make available free of charge on our website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. Information relating to the operation of the SEC’s Public Reference Room may be obtained by calling 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains our annual, quarterly and current reports, and other information that we file electronically with the SEC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K and in particular, statements found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. The words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “predict,” “potential,” “project,” “could,” “will,” “should,” “may,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All statements in this report other than statements of historical fact, including statements regarding our business strategy, future operations, financial position, estimated net sales, projected costs, inventory reductions, pay down of debt, cost savings and synergies, prospects, plans and objectives, as well as information concerning industry trends and expected actions of third parties, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such statements reflect our current assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside our control and could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A. Risk Factors” below. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

Item 1A.	Risk Factors.

In addition to other information discussed elsewhere in this report on Form 10-K (particularly in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), or in the Company’s other filings with the Securities and Exchange Commission, bondholders or prospective investors should carefully consider the risk factors described below as they identify events that could cause our actual results to materially differ from our forward-looking statements or our historical trends. If any one of the events described below occurs, our business, financial condition, results of operations, cash flows and future growth prospects could be materially impacted.

Our ability to meet our cash requirements and service our debt is impacted by many factors that are outside our control, including the current global recession and restricted credit markets.

Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions. The sales of our products are primarily dependent on discretionary income of consumers. If global economic conditions continue to adversely impact consumer discretionary spending, our sales could continue to decline and negatively impact our results of operations and cash flows.

The impact of the global recession and credit crisis on our suppliers and customers is also unpredictable, outside of our control and may create additional risks for us, both directly and indirectly. The inability of suppliers to access financing or the insolvency of one or more of our raw material suppliers, could lead to disruptions in our supply chain which could adversely impact our sales and financial condition. Our suppliers may require us to pay cash in advance or obtain letters of credit as a condition to selling us their products and services. A number of restaurant chains and consumer product retailers have sought bankruptcy protection. If more than one of our principal customers were required to file for bankruptcy, our sales could be adversely impacted and our ability to collect outstanding accounts receivable from any such customer could be limited. Any of these risks and uncertainties could have a material adverse effect on our financial position, results of operations or cash flows.

Our operating performance and ability to meet our financial covenants is dependent on our continued ability to access funds available under our revolving credit facility, cash on hand, maintain sales volumes, drive profitable growth, realize cost savings and generate cash from operations. The financial institutions that fund our facility are also being impacted by the volatility in the credit markets and if one or more of them cannot fulfill our revolving credit requests then our operations may be adversely impacted. If our credit facility is unavailable due to a lender not being able to fund requested amounts, or because we have not maintained quarterly compliance with our financial covenants, or we do not meet our costs, sales or growth initiatives within the time frame we expect, our cash flow could be materially impacted. A material impact to our cash flow could cause us to fail to meet certain financial covenants contained in our credit agreements. A default under our credit agreements could restrict or terminate our access to our borrowing capacity and materially impair our ability to meet our obligations as they come due. If we do not meet our financial covenants and we do not obtain a waiver or amendment, our lenders may accelerate payment of all amounts outstanding which would immediately become due and payable, together with accrued interest. Such an acceleration would cause a default under the notes governing our indenture and other agreements that provide us with access to funding. Any one or more defaults, or the failure to generate sufficient cash from operations, may require us to seek additional capital or modifications to our credit agreements which either may not be available or may be available at significant expense or upon terms and conditions that further limit our operating flexibility.

Our level of indebtedness could limit cash flow available for our operations.

As of December 28, 2008, we had total debt of $718.2 million; of which $325.0 million consisted of our 8.5% Senior Subordinated Notes, $391.5 million of borrowings under our domestic and Canadian credit facilities, along with $1.7 million in capital lease obligations.

Our debt could continue to have important consequences on our business, including the following:

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

We also may incur additional debt in the future. Although the indenture governing the notes and the terms of our credit facilities contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and debt incurred in compliance with these restrictions could be significant. In addition, we may refinance all or a portion of our debt, including borrowings under our credit facilities, and incur more debt as a result. As of December 28, 2008, our credit facilities (U.S. and Canadian) permitted additional borrowing of up to $119.5 million (after giving effect to outstanding letters of credit). If we incur new debt, the risks described above would intensify.

Our ability to refinance our debt is dependant upon our ability to generate cash from operations and the availability of credit generally.

As of December 28, 2008, we had approximately $41.6 million utilized under our revolving credit facilities. While we have up to $119.5 million available for borrowings under our revolving credit facility, we expect to use a portion of available amounts throughout the year to pay principal amounts on our term debt. Any amounts outstanding under our revolver will need to be repaid or refinanced prior to the expiration of the revolving credit facility on February 27, 2010. If we are unable to generate sufficient cash from operations to repay our revolver or credit markets remain restricted, we may not be able to refinance or refinancing may only be available on unfavorable terms. This may have an adverse impact on our cost of borrowing, liquidity, financial condition and results of operations. We cannot make any assurance that we will be able to refinance this facility in the future.

Our corporate credit ratings may impact the credit terms offered to us by our suppliers and the interest rates offered to us if we require any additional capital or financing.

Although we believe existing cash, funds generated by operations and amounts available under our credit facilities collectively provide adequate resources to fund our ongoing operating requirements, we may be required to seek additional financing to compete effectively in our market. Our corporate ratings and any downgrades to such ratings may increase interest rates offered to us for additional financing and impact the credit terms that we are offered from our suppliers. We have experienced downgrades in the past and may experience further downgrades. Our corporate ratings as of March 12, 2009 were B- for Fitch, B3 for Moody’s and B- for Standard & Poor’s.

We could be adversely affected by raw material availability and pricing or a shortage of supply due to supplier financial difficulties or a natural disaster.

Our principal raw materials include plastic resins such as polystyrene, polypropylene and APET and paperboard. There are currently a limited number of polystyrene suppliers and periods of short supply may occur if one or more suppliers’ operations are materially impacted due to financial difficulties or a natural disaster. To the extent that our supply of raw materials becomes restricted and we cannot locate or substitute adequate alternative sources, our profitability also may be adversely affected. In addition, prices for our raw materials fluctuate. When raw material prices decrease, we face increased pressure from our customers to reduce our selling prices for products containing such raw material. When raw material prices increase, our selling prices have historically also increased, although often with a time lag. The impact of raw material price changes is affected by a number of factors, including natural disasters, general economic conditions, the level of inventories at the time of price changes, the specific timing and frequency of price changes and the lead and lag time that generally accompanies the implementation of both raw material price changes and subsequent selling price changes. If raw material prices increase and we are unable to pass the price increases on to our customers or there is a significant time lag in any price increases we are able to implement, our profitability may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations. In the event raw material prices increase over a period of several months, profit margins may be reduced. We have not historically employed hedging strategies to limit our exposure to fluctuations in raw material prices on any meaningful level.

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

Our operations and products are subject to environmental and governmental regulations and noncompliance with existing or future legislation could adversely affect our financial condition and results of operations.

Our operations are subject to comprehensive and frequently changing federal, state, foreign and local environmental and occupational health and safety laws and regulations. These laws and regulations include the Federal Food, Drug and Cosmetic Act that regulate materials that have direct contact with food, laws governing the use of certain raw materials in our products, emissions of air pollutants, discharges of waste and storm water, the management of hazardous substances and the disposal of hazardous waste. We are presently, and may in the future be, subject to liability for the investigation and remediation of environmental contamination, including contamination caused by other parties, at properties that we own or operate or that we formerly owned or operated and at other properties where we or our predecessors have arranged for the disposal of hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Any present or future investigations, future clean up costs and remedial efforts relating to environmental matters could entail material costs or otherwise result in material liabilities. We need to conduct our operations in compliance with the environmental permits granted by federal, state, foreign and local authorities. There are various risks associated with noncompliance with these permits, including cessation of our operations at the noncompliant facilities and significant fines and penalties.

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

The disposable foodservice industry is subject to existing and potential federal, state, local and foreign legislation and regulations affecting the types of raw materials we may use in our products. The intent of such legislation is to reduce solid waste and litter by requiring, among other things, that manufactures pay for the disposal of products they create and/or mandate that only certain types of raw materials be used that are recyclable, biodegradable or compostable. The legislation passed to date has not had a material adverse effect on our operations. However, if we are unable to procure or substitute raw materials that meet future environmental legislation or regulations, our sales may decline in those localities where such laws and regulations have been adopted or increase the cost of our products by prohibiting the use of traditional raw materials and substituting them with emerging materials that are more expensive. Proposed legislation could increase our operating costs as a result of any fees imposed on manufacturers of foodservice products for the disposal of products that are not recyclable or compostable.

We operate in a highly competitive environment and may not be able to compete successfully.

The disposable foodservice industry is extremely competitive and highly fragmented. We compete for customers based on brand reputation, quality, cost, customer service, breadth of product offering, product differentiation, innovation, marketing programs and value. A few of our competitors are integrated in the manufacturing of disposable foodservice products and related raw materials which reduces their costs for these materials and gives them greater access to these materials in periods of short supply. Our current or potential competitors may offer products at a lower price or products and service that are superior to ours. In addition, our competitors may be more effective and efficient in integrating new technologies or emerging raw materials to meet changing consumer demands. Our success depends upon successful research, development and engineering efforts to utilize emerging and legislatively mandated raw materials, our ability to expand or modify our manufacturing capacity, and the extent to which we are able to convince customers and consumers to accept our new products. If we fail to successfully innovate, introduce, market, manufacture and differentiate our products from those of our competitors, our ability to maintain or expand our net sales and to maintain or enhance our industry position could be adversely affected. This, in turn, could materially adversely affect our financial position, results of operations or cash flows.

Our products also compete with metal, glass, reusables and other packaging materials. If we are unable to react timely to changing consumer demands, legislative mandates and competitive conditions, we may experience price reductions, reduced gross margins, decreased sales and reduced ability to attract and retain customers.

Our international operations expose us to risks related to conducting business in multiple jurisdictions outside the United States.

The Company’s international operations consist of operating subsidiaries in four countries as well as international export sales originating both in the United States and our international subsidiaries. The international scope of our operations may lead to volatile financial results and difficulties in managing our business. The Company generated approximately 18% of its net sales outside the United States for the year ended December 28, 2008. International sales and operations are subject to a number of risks, including the following:

•	exchange rate fluctuations and limitations on convertibility;

•	importation limitations and export control restrictions

•	social and political turmoil, official corruption and civil unrest;

•	restrictive governmental actions such as the imposition of trade quotas and restrictions on transfers of funds;

•	changes in non-U.S. labor laws and regulations affecting our ability to hire, retain or dismiss employees;

•	violations of U.S. or local laws, including the U.S. Foreign Corrupt Practices Act;

•	compliance with multiple and potentially conflicting laws and regulations;

•	preference for locally branded products, and laws and business practices favoring local competition;

•	less effective protection of intellectual property;

•	difficulties and costs of staffing, managing and accounting for foreign operations; and

•	unfavorable business conditions or economic instability in any particular country or region.

In addition we are subject to foreign currency exchange risks. Our exposure to currency exchange rate fluctuations results primarily from the translation exposure associated with the preparation of our consolidated financial statements, as well as from transaction exposure associated with generating revenues and incurring expenses in different currencies. While our consolidated financial statements are reported in U.S. dollars, the financial statements of our subsidiaries outside the United States are measured using the local currency as the functional currency and translated into U.S. dollars by applying an appropriate exchange rate. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the local currencies in which our subsidiaries outside the United States report could cause significant fluctuations in our consolidated results. We record sales and expenses in a variety of currencies. While our expenses with respect to foreign operations are generally denominated in the same currency as the corresponding sales, we have transaction exposure to the extent our receipts and expenditures are not offsetting in any currency. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. In addition, we may lose customers if exchange rate fluctuations, currency devaluation or economic crises increase the local currency price of our products or reduce our customers’ ability to purchase our products. If we are unable to manage the operational challenges associated with our international activities, our business, financial condition or results of operations could be materially and adversely affected.

In the event of a catastrophic loss of one of our key manufacturing facilities, our business would be adversely affected.

While we manufacture our products in a large number of diversified facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our key manufacturing facilities due to accident, weather conditions, natural disaster or otherwise, whether short or long-term, could have a material adverse effect on our business, financial condition or results of operations.

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

We have a number of large customers that account for a significant portion of our net sales. For the 2008 fiscal year, our five largest customers represented approximately 32% of net sales, with no one customer accounting for more than 9.6% of net sales. The loss of one or more of our large customers could have a material adverse effect on our business, financial condition or results of operations. In line with industry practice, we generally do not enter into long-term sales agreements with customers.

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

We rely on a combination of contractual provisions, confidentiality procedures and agreements, and patent, trademark, copyright, unfair competition, trade secret and other intellectual property laws to protect our intellectual property and other proprietary rights. Such measures may not provide adequate protection and may not prevent our competitors from gaining access to our intellectual property and proprietary information or independently developing technologies that are substantially equivalent or superior to our technology, which could harm our competitive position and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, no assurance can be given that any pending patent application or trademark application held by us will result in an issued patent or registered trademark, or that any issued or registered patents or trademarks will not be challenged, invalidated, circumvented or rendered unenforceable.

Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties alleging that we infringe intellectual property laws. Any litigation or claims brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on our business, financial condition or results of operations. Any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property and proprietary rights, could subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling products and require us to redesign, relabel or, in the case of trademark claims, rename our products, any of which could have a material adverse effect on our business, financial condition or results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our executive offices are located in Highland Park, Illinois. We own, lease and operate manufacturing and distribution facilities throughout North America, Panama and the United Kingdom. The table below provides summary information regarding our material manufacturing, distribution and office properties. We believe these properties, which are being used for their intended purposes, are adequate and well maintained. Substantially all of our properties are pledged as collateral under our first lien credit facility. See Item 7 of this Form 10-K. In the first quarter of 2008 we completed the closure of our facility located in Wheeling, Illinois. In the second quarter of 2008, we completed the closure of our facility located in North Las Vegas, Nevada. In August 2008 we announced the closure of our Belen, New Mexico manufacturing facility which was completed during the first quarter of 2009. In September 2008 we announced the closure of our Highland Park, Illinois manufacturing facility expected to be completed by the second quarter of 2009 and the move of our executive offices from Highland Park, Illinois to a new leased facility in Lake Forest, Illinois expected to be completed by the end of 2009. In December 2008, we closed our Havre de Grace, Maryland distribution center. Below is a list of our material manufacturing, distribution and office facilities as of December 28, 2008 which reflects the foregoing closures.

Facilities
Location		Function	Owned/ Leased	Size (Approximate Square Footage)
California	Rialto	Distribution Center	Leased	882,230
Georgia	Augusta	Manufacture	Leased	369,000
	Conyers	Manufacture	Leased	367,000
	Social Circle	Distribution Center	Leased	1,300,718
Idaho	Twin Falls	Manufacture	Owned	130,000
Illinois	Chicago	Manufacture	Leased	839,000
	Highland Park	Executive Office	Owned	91,369
	Lake Forest	Executive Office	Leased	133,218
	University Park	Distribution Center	Leased	1,555,720
	Urbana	Manufacture	Leased	269,000
Maryland	Federalsburg	Manufacture	Leased	405,000
	Hampstead	Distribution Center	Leased	1,034,032
	Owings Mills (2 facilities)	Manufacture/Distribution Center	Owned	1,703,292
Massachusetts	North Andover	Manufacture	Leased	248,500
Missouri	Springfield	Manufacture	Owned	941,000
Oklahoma	Ada	Manufacture	Owned	267,000
Texas	Dallas	Manufacture/Distribution Center	Leased	1,220,000
	Dallas	Distribution Center	Leased	454,948
Washington	Sumner	Distribution Center	Leased	401,076
Non-US	Mississauga, Ontario, Canada	Distribution Center/Office	Leased	262,087
	Toronto, Ontario, Canada	Manufacture/Distribution Center	Owned	285,000
	Cuautitlan, Mexico (4 facilities)	Manufacture/Distribution Center	1 Owned/ 3 Leased	105,500
	Panama (2 facilities)	Manufacture/Distribution Center	1 Owned/ 1 Leased	359,773
	United Kingdom (5 facilities)	Manufacture/Distribution Center	Leased (1)	287,000

(1)	At one of these facilities we own a building on leased land.

We also utilize a small number of third party warehouses on a pay for use basis.

Item 3.	Legal Proceedings.

We are involved in various claims and legal actions arising from time to time in the ordinary course of business. We establish reserves for claims and actions when it is probable that the Company will incur a loss and such loss is capable of being estimated. While we cannot predict the outcome of these claims and actions with certainty, management believes that based on our current assessment of the facts and circumstances we are not a party to any pending legal proceedings, the ultimate disposition of which would have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

The following table sets forth selected historical consolidated financial data for Solo Cup Company and its subsidiaries. The information in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and Solo Cup Company’s consolidated financial statements, including the related notes, included in Item 8 of this Form 10-K. This consolidated financial information reflects the correction of immaterial errors in the Company’s prior period financial statements, as fully described in Note 21 to the Company’s consolidated financial statements in Item 8 of this Form 10-K.

(In millions)	Year Ended December 28, 2008	Year Ended December 30, 2007	Year Ended December 31, 2006	Year Ended January 1, 2006	Year Ended December 31, 2004 (1)
Statement of Operations Data:
Net sales	$1,847.0	$2,110.1	$2,124.0	$2,073.8	$1,797.6
Cost of goods sold	1,599.2	1,859.7	1,921.4	1,835.5	1,565.7

Gross profit	247.8	250.4	202.6	238.3	231.9
Selling, general and administrative expenses	159.6	203.6	216.4	219.7	196.2
Impairment of goodwill	—	—	228.5	—	—
Contract dispute resolution	—	—	—	—	25.4
Loss (gain) on asset disposals	22.6	(8.5)	4.4	(6.4)	(7.7)

Operating income (loss)	65.6	55.3	(246.7)	25.0	18.0
Interest expense, net	61.6	79.8	75.3	61.1	47.7
Prepayment penalties	—	1.3	—	—	30.7
Loss on debt extinguishment	—	4.0	—	—	0.9
Foreign currency exchange loss (gain), net	14.1	(4.1)	(6.9)	4.1	(3.3)
Other (income) expense, net	—	(0.2)	0.1	—	0.5

Loss from continuing operations before income taxes and minority interest	(10.1)	(25.5)	(315.2)	(40.2)	(58.5)
Income tax provision (benefit) (2)	2.1	(19.5)	56.3	(14.8)	2.4
Minority interest	—	—	—	—	0.1

Loss from continuing operations	(12.2)	(6.0)	(371.5)	(25.4)	(61.0)
(Loss) income from discontinued operations, net of income tax provision	(0.7)	(0.1)	(2.9)	5.6	8.5
Gain on sale of discontinued operations, net of income tax provision	0.8	77.2	—	—	—

Net (loss) income	$(12.1)	$71.1	$(374.4)	$(19.8)	$(52.5)

Balance Sheet Data (3):
Cash and cash equivalents	$57.5	$33.6	$26.4	$12.1	$15.9
Total assets	1,073.8	1,203.2	1,556.1	1,857.5	1,902.2
Total debt, including current maturities	718.2	759.0	1,150.1	1,043.3	1,018.1
Total shareholder’s equity	31.3	88.5	9.2	382.2	409.7
Other Financial Data (3):
Net cash provided by (used in) operating activities	$131.9	$95.6	$(51.5)	$2.0	$(23.2)
Net cash (used in) provided by investing activities	(68.4)	305.6	(33.8)	(30.2)	(907.1)
Net cash (used in) provided by financing activities	(40.3)	(394.9)	99.8	24.5	944.7
Capital expenditures	79.7	49.0	60.5	52.4	42.2
Depreciation and amortization	77.7	95.3	101.2	104.5	94.2
Cash dividends declared (4)	—	—	—	—	13.8

(1)	Amounts for the year ended December 31, 2004 include the results of SF Holdings from February 22, 2004 to January 2, 2005.
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

(3)	Balance sheet data and other financial data include the Company’s continuing and discontinued operations. See Note 3 of the Company’s financial statements included in Item 8 of this Form 10-K.
(4)	The cash dividends declared in 2004 represent $13.8 million payable to shareholders of the Class A and Class B common stock of Solo Illinois, which was retired in February 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We are a leading producer and marketer of single-use products used to serve food and beverages in the home, quick service restaurants and other foodservice settings. We manufacture one of the broadest product lines of cups, lids, food containers, plates, bowls, portion cups and cutlery, with products available in plastic, paper, foam post-consumer recycled content and annually renewable materials. We serve two primary customer groups, foodservice and retail. Sales to foodservice customers accounted for approximately 83% of our net sales in 2008. Sales to retail customers accounted for approximately 17% of our net sales in 2008.

Raw materials - In recent years and continuing through 2008, our industry has experienced volatility in raw material and energy pricing. Resin prices are influenced by other input prices such as crude oil, natural gas, benzene, ethylene and paraxylene, as well as availability of supply and changes in demand. The price of benzene rose significantly throughout 2008 then fell in the fourth quarter.

The principal raw material used in our paper operations is solid bleached sulfate paperboard. Paper prices are driven by global supply and demand as well as input costs for energy, fiber, chemicals, polyethylene and transportation. Paper prices rose throughout 2008.

Energy prices - The volatility of global energy prices impacted our transportation and production costs throughout 2008. Historically, we have been able to partially mitigate the effect of higher energy-related costs with productivity, utilization of equipment and efficiency improvements.

Economic recession - The economic recession in North America and Europe had a significant impact on our 2008 operating results, particularly in the fourth quarter. We saw a marked decline in sales volumes, which accelerated in the fourth quarter. We believe the decline was driven by a variety of external factors such as consumers eating out less frequently as well as higher unemployment rates, both of which tend to decrease the market for our foodservice distributors. Lower consumer discretionary spending translated into a contracting market as well as a shift away from national brands towards private label products, which are traditionally offered at lower prices.

Operational improvements - In 2008, we continued our focus on identifying and implementing operational improvements to reduce our controllable costs. These included efforts to reduce total delivered cost in manufacturing through structured re-engineering projects and select capital investments as well as our performance initiatives in logistics to improve warehouse layouts and shipping and receiving strategies. Our continued efforts to optimize our supply chain through a consolidated footprint resulted in the relocation and consolidation of several of our production lines and the related manufacturing assets, and the closure and announced closures of several manufacturing facilities and one distribution center. These activities will continue into 2009, with two of the announced plant closures expected to be completed during the first half of the year. The consolidation activities had a significant impact on our 2008 financial statements including approximately $15.0 million in cost of goods sold relating to severance costs, equipment transfers, set up expenses at the receiving plants and ramp down costs at the closing plants, as well as approximately $17.0 million of losses on the sale or disposal of obsolete equipment. We continue to evaluate opportunities which may offer further cost structure improvements.

For our continuing operations, summarized financial results of 2008 include the following:

•	net sales decreased 12.5% compared to 2007, driven by 22.2% decrease in sales volume only partially offset by a 9.7% increase in average realized sales price;

•	gross profit decreased 1.0% from 2007; however, gross margin, which is gross profit as a percentage of net sales, increased to 13.4% compared to 11.9% in 2007;

•	cash flow from operating activities for continuing operations increased to $132.6 million in 2008 compared to $86.9 million in 2007;

•	capital expenditures increased to $79.7 million compared to $47.5 million in 2007, including investments in new equipment such as polypropylene technology; and

•	total outstanding debt was reduced by $40.8 million during 2008 to $718.2 million from $759.0 million, driven by cash flow from operations and the proceeds from sales of non-strategic assets.

Results of Operations for the 2008, 2007 and 2006 Fiscal Years

				2008 vs. 2007		2007 vs. 2006
	Fiscal Year			Favorable / (Unfavorable)
(In millions)	2008	2007	2006	$	%	$	%
Net sales	$1,847.0	$2,110.1	$2,124.0	$(263.1)	(12.5)	$(13.9)	(0.7)
Cost of goods sold	1,599.2	1,859.7	1,921.4	260.5	14.0	61.7	3.2

Gross profit	247.8	250.4	202.6	(2.6)	(1.0)	47.8	23.6
Selling, general and administrative expenses	159.6	203.6	216.4	44.0	21.6	12.8	5.9
Impairment of goodwill	—	—	228.5	—	—	228.5	*
Loss (gain) on asset disposals	22.6	(8.5)	4.4	(31.1)	*	12.9	*

Operating income (loss)	65.6	55.3	(246.7)	10.3	18.6	302.0	*
Interest expense, net	61.6	79.8	75.3	18.2	22.8	(4.5)	(6.0)
Prepayment penalty	—	1.3	—	1.3	*	(1.3)	*
Loss on debt extinguishment	—	4.0	—	4.0	*	(4.0)	*
Foreign currency exchange loss (gain), net	14.1	(4.1)	(6.9)	(18.2)	*	(2.8)	(40.6)
Other (income) expense, net	—	(0.2)	0.1	(0.2)	*	0.3	*

Loss from continuing operations before income taxes	(10.1)	(25.5)	(315.2)	15.4	60.4	289.7	91.9
Income tax provision (benefit)	2.1	(19.5)	56.3	(21.6)	*	75.8	*

Loss from continuing operations	(12.2)	(6.0)	(371.5)	(6.2)	(103.3)	365.5	98.4
Loss from discontinued operations, net of income tax provision of $0, $3.0 and $0.2	(0.7)	(0.1)	(2.9)	(0.6)	(600.0)	2.8	96.6
Gain on sale of discontinued operations, net of income tax provision of $0, $17.7 and $0	0.8	77.2	—	(76.4)	(99.0)	77.2	*

Net (loss) income	$(12.1)	$71.1	$(374.4)	$(83.2)	*	$445.5	*

*	Not meaningful

The Company’s fiscal year is the 52- or 53-week period ending on the last Sunday in December. In our discussion and analysis of financial condition and results of operations, we refer to the year ended December 28, 2008 as “Fiscal Year 2008” or “2008,” the year ended December 30, 2007 as “Fiscal Year 2007” or “2007,” and the year ended December 31, 2006 as “Fiscal Year 2006” or “2006,” which are all 52-week periods.

Fiscal Year 2008 Compared to Fiscal Year 2007

Net sales

Net sales decreased $263.1 million, or 12.5%, to $1,847.0 million for Fiscal Year 2008 compared to $2,110.1 million for Fiscal Year 2007. The decrease in net sales reflects a 22.2% decrease in sales volume partially offset by a 9.7% increase in average realized sales price compared to the prior year. Lower sales volumes are the result of various factors including the divestiture of our uncoated white paper plate product line in September 2007 and our dairy packaging product line in March 2008, as well as our de-emphasis of certain product categories, such as straws and stirrers, all of which are high volume commodity products. In addition, the decline in sales volume reflects our effort to improve commercial arrangements and to exit certain unfavorable relationships. These initiatives collectively contributed to more than half of the volume decline. The remainder of the decline in sales volume reflects the impact of a competitive marketplace and the weakening North American economies.

The increase in average realized sales price reflects the impact of pricing increases we implemented during the last year in response to higher raw material and energy costs, as well as a shift in product mix.

Gross profit

Gross profit decreased $2.6 million, or 1.0%, to $247.8 million for Fiscal Year 2008 compared to $250.4 million for Fiscal Year 2007. Gross margin, which is gross profit as a percentage of net sales, was 13.4% in 2008 versus 11.9% in 2007.

The decrease in gross profit was primarily driven by higher raw material costs, lower sales volumes, the impact of lower production volumes on our fixed cost absorption, costs incurred during 2008 to consolidate production facilities, including severance costs and equipment transfers, and higher diesel fuel costs compared with the prior year. These factors were partially offset by a higher average realized selling price, partially driven by a shift in product mix, efficiency improvements resulting from ongoing productivity initiatives and, to a lesser extent, lower professional fees, which in 2007 related to our performance improvement plan.

The increase in gross margin reflects the impact from the divestiture of non-core product lines, manufacturing efficiency gains, improved commercial arrangements and the de-emphasis of low margin products.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $44.0 million, or 21.6%, to $159.6 million in Fiscal Year 2008 compared to $203.6 million in Fiscal Year 2007. The decrease primarily reflects (i) $14.9 million of costs incurred during the 2007 period for professional fees related to our performance improvement plan and the implementation of our new order management system, (ii) a $12.3 million decrease in incentive-based compensation costs, (iii) lower intangible asset amortization expense of $5.0 million, (iv) $0.6 million of asset impairment charges in 2008 compared to $5.6 million in 2007, (v) $3.3 million reduction in management advisory fees, and (vi) $3.1 million of earnest money recognized in 2008 income as a result of the termination of a sale of vacant real estate located in Chicago, Illinois. As a percentage of net sales, selling, general and administrative expenses were 8.6% for Fiscal Year 2008 versus 9.6% for Fiscal Year 2007.

Loss (gain) on asset disposals

Loss on asset disposals was $22.6 million in Fiscal Year 2008 compared to a gain on asset disposals of $8.5 million in Fiscal Year 2007. The current year loss reflects the disposal of production equipment retired as a result of plant closures and consolidation, as well as the disposal of non-core assets including the sale of our dairy packaging machinery and equipment in March 2008. The gain in 2007 primarily relates to the sale of our uncoated white paper plate product line in September 2007.

Interest expense, net

Interest expense, net decreased $18.2 million, or 22.8%, to $61.6 million for Fiscal Year 2008 compared to $79.8 million for Fiscal Year 2007. Lower interest expense is primarily attributable to lower outstanding term debt, mainly due to the June 2007 retirement of the $130.0 million second lien term loan (“Second Lien”) from the net proceeds of our June 2007 sale-leaseback transaction. In addition, lower interest expense is a result of lower average interest rates compared to the prior year period and decreased utilization of the revolving credit facility under the First Lien, due to improved operating cash flow and non-core asset sales.

Foreign currency exchange loss (gain), net

Foreign currency exchange loss (gain), net was a loss of $14.1 million for Fiscal Year 2008 compared to a gain of $4.1 million for Fiscal Year 2007. This change is primarily attributed to unfavorable currency fluctuations in 2008 in the United Kingdom pound sterling denominated inter-company debt.

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

Income tax provision (benefit)

Income tax provision was $2.1 million in Fiscal Year 2008 compared to an income tax benefit of $19.5 million in Fiscal Year 2007. The provision in Fiscal Year 2008 primarily reflects the income tax provision related to our foreign entities. For our domestic operations, the tax benefit generated from operating losses was offset by a corresponding increase in the valuation allowance; therefore, a minimal net domestic tax expense was recognized primarily for state income taxes. The benefit in Fiscal Year 2007 represents the partial reversal of our valuation allowance, related to deferred tax assets and the current year taxable income, resulting from the sale and subsequent leaseback of six properties and the sale of discontinued operations during 2007, partially offset by the income tax provision primarily related to our foreign jurisdictions. For our domestic operations, the tax benefit generated from the release of valuation allowance resulted from income generated from the sale of business operations and the sale-leaseback.

Fiscal Year 2007 Compared to Fiscal Year 2006

Net sales

Net sales decreased $13.9 million, or 0.7%, to $2,110.1 million for Fiscal Year 2007 compared to $2,124.0 million for Fiscal Year 2006. The decrease in net sales reflects a 7.2% decrease in sales volume partially offset by a 6.5% increase in average realized sales price compared to the prior year. The increase in average realized sales price reflects both the impact of pricing increases we implemented in response to higher raw material and energy costs as well as a shift in product mix. The decrease in sales volume is a reflection of our strategic initiatives across product categories, including the sale of our uncoated white paper plate product line. Lower sales volume is also a result of our effort to improve commercial arrangements, reflecting the impact of our performance improvement program. Finally, lower sales volume was disproportionately impacted as a result of our de-emphasis of certain product categories, such as straws, which are a high volume commodity product.

Gross profit

Gross profit increased $47.8 million, or 23.6%, to $250.4 million for Fiscal Year 2007 compared to $202.6 million for Fiscal Year 2006. As a percentage of net sales, gross profit was 11.9% in 2007 versus 9.5% in 2006. The increase in gross margin reflects a higher average realized selling price, a shift in product mix, cost improvements realized from the implementation of our performance improvement program, a result of greater manufacturing efficiencies, and lower costs for freight and distribution reflecting the benefit of our new information systems. These improvements were partially offset by the impact of higher raw material costs, the impact of lower production volumes on our fixed cost absorption and professional fees related to our performance improvement program.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $12.8 million, or 5.9%, to $203.6 million in Fiscal Year 2007 compared to $216.4 million in Fiscal Year 2006. As a percentage of net sales, selling, general and administrative expenses were 9.6% for Fiscal Year 2007 versus 10.2% for Fiscal Year 2006. The improvement reflects reduced general and administrative expenses, net of the related professional fees, attributable to cost savings initiatives implemented during 2006 and 2007. These cost savings were a result of our performance improvement program which included reduced headcount and tightened spending controls. Also, the prior year period included approximately $7.3 million of severance costs which were not incurred during 2007. Improvements in selling, general and administrative expenses were partially offset by a significant increase in performance-based compensation expense compared to 2006, due to improved operating results and the introduction of a new long term incentive plan.

Loss (gain) on asset disposals

Gain on asset disposals was $8.5 million in Fiscal Year 2007 compared to a loss on asset disposals of $4.4 million in Fiscal Year 2006. The gain in 2007 primarily relates to the sale of our uncoated white paper plate product line while the loss in 2006 relates to the retirement of various machinery and equipment.

Interest expense, net

Interest expense, net increased $4.5 million, or 6.0%, to $79.8 million for Fiscal Year 2007 compared to $75.3 million for Fiscal Year 2006. This increase is primarily attributable to higher outstanding borrowings under our Second Lien during the first half of 2007 in addition to higher interest rates for most of the year compared to the prior year period.

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

Income tax provision (benefit)

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

Liquidity and Capital Resources

Operating Cash Flows

We rely on cash flows from operations and revolving credit borrowings to finance our working capital requirements. Net cash provided by operating activities for continuing operations during 2008 was $132.6 million compared to $86.9 million during 2007. The increased cash flow from operations is primarily a result of improved operating results driven by gross margin improvement and reduced interest payments, and a reduction in working capital, reflecting a decrease in accounts receivable as a result of lower sales volume.

Working capital decreased $50.3 million to $346.5 million at December 28, 2008 from $396.8 million at December 30, 2007. The decrease in working capital primarily reflects lower accounts receivable and lower inventory balances, in addition to lower deferred tax assets. These decreases were partially offset by higher cash balances and lower accrued payroll and related costs. The decrease in accounts receivable was driven by lower sales. The reduced inventory balances were a result of our focus to lower inventory levels, partially offset by higher inventory prices.

Investing Cash Flows

Net cash used in investing activities for continuing operations during 2008 was $68.4 million compared to net cash provided by investing activities for continuing operations of $306.0 million during 2007. In 2007, the cash provided by investing activities reflects the proceeds from the sale of our Hoffmaster business and Japanese subsidiaries, which totaled approximately $210.0 million, and proceeds from our sale-leaseback transaction of approximately $130.0 million, described below. Capital expenditures for our continuing operations during 2008 were $79.7 million compared to $47.5 million during 2007, an increase of $32.2 million. The higher capital spending in 2008 primarily reflects expenditures for adding new product lines and upgrading the design and/or technology of existing product lines in core product categories. Capital expenditures in both years were primarily funded by cash flow from operations.

In June 2007, we entered into a lease agreement in conjunction with the sale of six of our manufacturing facilities. We received proceeds of $130.0 million that were used to retire our Second Lien. Upon the sale of the six properties, we immediately leased them back pursuant to a 20-year term lease (the “Lease”). The Lease contains four five-year renewal term options and is non-cancelable. Rent for the six properties is payable on a quarterly basis, with an annual 2% escalation. Payments during fiscal year 2008 and 2007 were $11.8 million and $6.0 million, respectively. The Lease provides that in the event of a change in control of the Company, landlord consent is required if the successor tenant does not meet certain credit criteria. The Lease also contains standard default terms and conditions as well as certain cross-default provisions if the Company fails to cure a principal or interest payment default under its Credit Agreement dated February 27, 2004, as amended (the “First Lien”), or upon an acceleration of the First Lien or the indenture governing our 8.5% Senior Subordinated Notes.

Financing Cash Flows

Net cash used in financing activities for continuing operations during 2008 was $40.3 million compared to $394.9 million during 2007. In 2008, our use of cash includes term loan repayments of $38.1 million and a $2.1 million net reduction of the outstanding borrowings under our revolving credit facility. In 2007, our use of cash includes our term loan repayments of $369.7 million, of which approximately $233.5 million reflect prepayments to the term loan under our First Lien and $130.0 million represents the extinguishment of our Second Lien term loan. The First Lien term loan reduction was primarily funded by the net proceeds from our sales of discontinued operations during the fourth quarter of 2007. The proceeds received from our sale-leaseback transaction were used to extinguish our Second Lien term loan.

The following is a summary of long-term debt at December 28, 2008 and December 30, 2007 (in thousands):

	December 28, 2008	December 30, 2007
First Lien – Term Loan	$361,954	$398,650
First Lien – Revolver	28,000	30,100
8.5% Senior Subordinated Notes	325,000	325,000
Canadian Credit Facility – Term Loan	1,532	3,391
Capital lease obligations	1,704	1,852

Total long-term debt	718,190	758,993
Less: Current maturities of long-term debt	1,368	2,796

Total long-term debt, less current maturities	$716,822	$756,197

The following is a summary of our committed revolving credit facilities at December 28, 2008 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Unused Capacity
First Lien – Revolving facility	$150,000	$28,000	$13,620	$108,380
Canadian Credit Facility – Revolving facility (2)	12,906	—	—	11,165

	$162,906	$28,000	$13,620	$119,545

(1)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.
(2)

The commitment amount for the Canadian revolving credit facility is CAD $15.8 million (approximately $12.9 million); however, unused capacity is CAD $13.6 million (approximately $11.2 million) due to borrowing base limitations.

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

2008 prepayments - In March and August 2008, we made mandatory term loan prepayments under the First Lien of $2.0 million and $1.9 million, respectively, which were made from the net proceeds of the sale of dairy packaging assets. In May 2008, we made a $5.3 million mandatory term loan prepayment under the First Lien, which was made from the net proceeds from the sale of a manufacturing plant which was closed during the first quarter of 2008. In December 2008, we made a $27.5 million prepayment to the term loan under the First Lien. Of the $27.5 million, $27.0 million was an optional prepayment and $0.5 million was a mandatory prepayment made from the net proceeds of the final working capital adjustment from the October 2007 sale of our Hoffmaster business.

Based on the revised amortization schedule, the two remaining scheduled principal repayments of approximately $1.0 million are due on each of August 27, 2010 and November 27, 2010, with a balloon payment of approximately $360.0 million due on February 27, 2011.

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

As of December 28, 2008, the weighted average annual interest rate applicable to Eurodollar Rate Loans was 5.23% and the weighted average annual interest rate applicable to Base Rate Loans was 5.40%. At December 28, 2008, under the First Lien, the interest rate on the term loan facility was 5.28% and the interest rate on the revolving credit facility was 5.00%. During the year ended December 28, 2008, the weighted average annual interest rate for the First Lien was 6.74%.

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

The First Lien is secured by:

(i)	all present and future property and assets, real and personal, of the Company, its restricted subsidiaries, and each guarantor, subject to certain restrictions;

(ii)	a pledge of 100% of the stock of each of SCIC’s present and future direct and indirect domestic subsidiaries and a lien on 66.0% of the stock of each controlled foreign corporation subsidiary;

(iii)	all present and future intercompany debt of the Company, its restricted subsidiaries, and each guarantor; and

(iv)	all proceeds of the foregoing.

Covenants - Under the First Lien, the Company is required to meet certain restrictive financial covenants, including a maximum consolidated leverage ratio, minimum consolidated interest coverage ratio and maximum capital expenditures. The First Lien also contains other various covenants that limit, or restrict our ability to, among other items:

•	incur additional indebtedness, including guarantees;

•	create, incur, assume or permit to exist liens on property and assets;

•	make loans and investments and enter into acquisitions and joint ventures;

•	engage in sales, transfers and other dispositions of the Company’s property or assets;

•	prepay, redeem or repurchase the Company’s debt, or amend or modify the terms of certain material debt or certain other agreements;

•	declare or pay dividends to, make distributions to, or make redemptions and repurchases from, equity holders or pay management fees; and

•	restrict the ability of the Company’s subsidiaries to pay dividends, make distributions and pay management fees.

We were in compliance with all financial covenants under the First Lien during the year ended December 28, 2008.

Interest rate derivatives - In September 2007, we entered into a forward-starting receive-variable, pay-fixed interest rate swap with a total notional amount of $50.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 4.6475%. The swap agreement is effective from October 2, 2007 through April 2, 2009. In June 2007, we entered into three forward-starting receive-variable, pay-fixed interest rate swaps with a total notional amount of $150.0 million. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 5.3765%. These swap agreements are effective from August 28, 2007 through February 28, 2011.

8.5% Senior Subordinated Notes

On February 27, 2004, we issued $325.0 million of 8.5% Senior Subordinated Notes due February 15, 2014 (the “Notes”) with interest paid semi-annually every February 15 and August 15. We have made all scheduled interest payments to date. Under the indenture governing the Notes, subject to exceptions, we must meet a minimum fixed charge coverage ratio to incur additional indebtedness. The Notes were not redeemable until February 15, 2009. Starting on that date, we have the option to redeem all or a portion of the Notes at a redemption price equal to a percentage of the principal amount thereof plus accrued interest as follows:

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

Canadian Credit Facility

On September 24, 2004, Solo Cup Canada Inc. (“Solo Canada”), a Canadian subsidiary of the Company, entered into a Credit Agreement with GE Canada Finance Holding Company (“GE”). The Credit Agreement was subsequently amended by an agreement dated as of October 19, 2006 and by a second amendment dated as of November 16, 2007 (collectively, the “Canadian Credit Facility”). The Canadian Credit Facility expires September 29, 2011. The maximum amount available, subject to borrowing base limitations, is CAD $30.0 million, with a term facility maximum of CAD $17.5 million and a revolving credit facility maximum of CAD $12.5 million that increases to CAD $16.5 million, on a dollar for dollar basis, as the term loan’s outstanding balance is reduced.

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

The second amendment provided, among other things, that Solo Canada may issue letters of credit, subject to certain conditions, for up to CAD $11.0 million (“LC Limit”) and that up to $10.0 million of the LC Limit may be issued on Solo Canada’s account on behalf of the Company to beneficiaries identified by the Company.

Applicable interest rates under the revolving and term loan facility are the Canadian prime rate plus 0.25%, or the Canadian bankers’ acceptance rate plus 1.35%, at Solo Canada’s option. At December 28, 2008, there was no balance outstanding on the revolving facility, the term loan balance was CAD $1.9 million (approximately $1.5 million) and carried an effective interest rate of 3.81%.

Contractual obligations

The following summarizes our contractual obligations at December 28, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Payments due in fiscal
	Total	2009 (2)	2010	2011	2012	2013	Thereafter
Long-term debt obligations	$716,486	$1,185	$30,277	$360,024	$—	$—	$325,000
Capital lease obligations (1)	1,965	421	342	331	316	316	239
Non-cancelable operating leases	583,581	38,997	40,440	39,502	39,323	38,414	386,905
Interest payments (3)	195,983	47,970	47,919	31,031	27,625	27,625	13,813

Total	$1,498,015	$88,573	$118,978	$430,888	$67,264	$66,355	$725,957

(1)	We have capital leases of approximately GBP 1.2 million (approximately $1.7 million). Amounts in the table above also include the interest obligation on these leases.
(2)	We expect that our contributions in 2009 to our defined benefit plans will be approximately $5.2 million, which are not included in the contractual obligations table above.
(3)

In estimating future interest payments, we used interest rates in effect as of December 28, 2008 and used our average outstanding borrowings under revolving credit facilities during 2008 as the estimate of future years’ average outstanding borrowings.

The above table excludes the liability for unrecognized tax benefits as these are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle.

Government Obligations

         We are subject to agreements with the City of Chicago (“City”) and the State of Illinois (“State”) relating to our 2001 acquisition of certain property located in Chicago, Illinois. Pursuant to these agreements, the City paid a portion of the 2001 purchase price on behalf of the Company in the form of cash and the issuance of a note. The State also provided a grant to the Company. Under these agreements, we are required to fulfill certain obligations relating to development of the property and retention of a certain number of employees. Our intention is no longer to develop the property, but rather sell the property and we expect that these obligations will either transfer to a new owner or be repaid from the proceeds of a sale. The obligations total approximately $16.2 million and are included in other current liabilities in the accompanying Consolidated Balance Sheets, of which approximately $3.0 million is interest bearing.

In the first quarter of 2007, we had entered into a purchase and sale agreement to sell the property. The agreement provided that, upon the closing of the sale, the obligations of the Company to the State and City would be satisfied or the Company would otherwise be released from such obligations. The agreement was terminated in December 2008. See related discussion of the accounting for these government obligations in Note 18 to the Company’s consolidated financial statements included in Item 8 of this Form 10-K.

2009 Outlook

Management believes that cash generated by operations, amounts available under our credit facilities and, to a lesser extent, proceeds from non-strategic asset sales should be sufficient to meet our expected operating needs, planned capital expenditures, expenses related to announced plant closures, payments in conjunction with our lease commitments and debt service requirements during 2009. We expect that our total 2009 capital expenditures will be in the range of $65 million to $85 million. We believe this range allows us the flexibility to adjust our capital spending in response to changes in general economic conditions. In addition, we expect contributions to our defined benefit plans will be approximately $5 million.

For 2009, we expect raw material and energy costs to remain relatively stable when compared to 2008. We currently expect crude oil and benzene, inputs to resin, will be relatively stable in 2009 with modest pricing fluctuations throughout the year, however, severe supply disruptions of feedstocks could change this outlook. Paper prices are expected to fluctuate modestly during 2009.

As of December 28, 2008, we have liquidity of approximately $177.0 million including unutilized capacity under our credit facilities and cash on hand. Our continued ability to utilize this liquidity depends upon continuing compliance with the financial covenant ratios which include a maximum leverage ratio of debt to EBITDA (“leverage ratio”), as both terms are defined in our First Lien. Over time, as is common in credit facilities, we are required to meet lower ratios. Over the two-year period ended December 28, 2008, the leverage ratio decreased seven times, from 9.75 at December 31, 2006 to 4.50 at December 28, 2008, and we met each of these lower ratio requirements. At the end of our third and fourth fiscal quarters of 2009, we will again be required to meet lower leverage ratios of 4.00 and 3.50, respectively.

For 2009, we expect a decrease in net sales, a decrease in raw material costs, manufacturing efficiency improvements and targeted cost savings from a reduction in controllable costs. We have taken a number of cost savings measures intended to help mitigate the impact of anticipated lower net sales, including, among other things, a December 2008 reduction-in-force of salaried employees, suspension of Company 401(k) matching contributions and modification of certain pay schedules and/or salaried compensation. In order to meet the leverage ratio during 2009, we also expect to pay down debt using a combination of cash generated from operations, cash on hand and availability under our revolving credit facility to make principal payments on the term loan under our First Lien.

For 2009, we intend to impact cash flow through significant reductions in inventory, both in quantity and price. The anticipated reduction in quantity is due to lower expected net sales in addition to a decrease in the inventory levels compared to 2008, a year in which we carried higher levels of inventory to maintain service levels as we managed the closure of five manufacturing facilities.

Additional sources of cash would be proceeds generated from any sale of excess properties including facilities currently marketed in Belen, New Mexico; Havre de Grace, Maryland; Leominster, Massachusetts; Highland Park, Illinois and vacant real estate in Chicago, Illinois.

Management believes based on its estimates that it will accomplish one or more of the actions described above, such that we expect to stay in compliance with all of our financial covenants. Our ability to successfully execute the actions described above and remain in compliance with our financial covenants depends in part on our ability to manage current challenges arising out of the global recession and restricted credit markets, and other risk factors described under “Item 1A. Risk Factors.” Please review these risk factors and other factors identified elsewhere in this Form 10-K for important items that may cause actual results to differ materially or have a material impact on our business, financial conditions or results of operations.

Off-balance sheet arrangements

We have letters of credit that are obtained to ensure the performance and payment to third parties in accordance with specified terms and conditions. Under the First Lien, we have the ability to issue up to $40.0 million in letters of credit, and all issued letters of credit are secured by the First Lien. As of December 28, 2008, approximately $13.6 million of standby letters of credit were outstanding under the facility. These standby letters of credit are used to support our workers’ compensation insurance programs. We are not required to provide cash collateral for letters of credit issued, but must adhere to the financial covenants set forth in the First Lien.

In June 2007, we entered into a lease agreement in conjunction with the sale of six of our manufacturing facilities. The sale proceeds of $130.0 million were used to retire our term loan under our senior secured second lien credit facility. Upon the sale of the six properties, we immediately leased them back pursuant to a 20-year term lease (the “Lease”). The Lease contains four five-year renewal term options and is non-cancelable. Rent for the six properties is payable on a quarterly basis, with an annual 2% escalation.

Annual rent expense of $14.2 million is recognized on a straight-line basis over the 20-year term of the lease. Payments during Fiscal Years 2008 and 2007 were $11.8 million and $6.0 million, respectively. The lease is classified as an operating lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases.

Net Operating Loss Carryforwards

As of December 28, 2008, we had approximately $227.5 million of U.S. federal tax net operating loss carryforwards that expire between 2024 and 2026. There are no carryforwards subject to the provisions of Internal Revenue Code Section 382. During 2006, we assessed the realizability of deferred tax assets, including our net operating loss carryforwards, and concluded that it was more likely than not that we would not fully realize the benefits of our existing deferred tax assets and increased our valuation allowance by $119.6 million. During 2007, the valuation allowance decreased by $33.4 million, of which $16.7 million is related to activity from continuing operations. During 2008, the valuation allowance increased by $14.8 million, all of which was related to activity from continuing operations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

Certain customer discounts and allowances are earned and payable to customers if a specified level of sales volume is met. We record such customer discounts and allowances based on the estimated and probable allowances for the period. The amounts are recorded as a reduction of net sales based on the actual customers’ sales volume during the period. If actual allowances differ from management estimates, gross margin and operating income could be affected. The most significant allowance reflects our estimates of discounts that certain foodservice customers are entitled to claim based on their distribution activities. Our calculation is based on historical trends of both the discount amounts claimed and length of time between our sale of the product and the customer’s claim.

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

Inventory reserves. We establish reserves for our inventory to reflect those conditions when the cost of the inventory is not expected to be recovered. We review such circumstances when products are not expected to be saleable based on criteria established by our supply chain organization and estimates based on historical experience. The reserve for these products is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. We monitor inventory levels on a regular basis and record changes in inventory reserves as part of cost of goods sold.

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

Impact of Recently Issued Accounting Standards

SFAS No. 161 - In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosure regarding derivative instruments and hedging activities, enabling better understanding of their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will include the disclosures required by this statement beginning with our Form 10-Q for the thirteen weeks ended March 29, 2009.

FSP FAS No. 157-2 - In February 2008, FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) was issued. FSP 157-2 defers the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”) to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

The partial adoption of SFAS 157 in the first quarter of 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on our consolidated financial statements, but resulted in additional disclosures contained in Note 11 to the accompanying consolidated financial statements. We expect that the planned adoption of the remainder of the standard in the first quarter of 2009 will not have a material impact on our consolidated financial statements.

SFAS No. 141R - In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), a revision of SFAS No. 141, Business Combinations. SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.

SFAS No. 160 - In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

SFAS No. 159 - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 in the first quarter of 2008 and elected not to apply the fair value option to any of our financial instruments.

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

The interest rate on the First Lien facility is either Eurodollar rate based (1, 2, 3 or 6 months) plus a margin or the bank’s base rate plus a margin, whichever the Company selects. For the revolving credit facility, the margin varies from 2.75% to 3.50% on the Eurodollar rate borrowing and from 1.75% to 2.50% on the base rate borrowings depending on the Company’s most recent Consolidated Leverage Ratio. For the term loan, the margin is 3.50% on the Eurodollar rate borrowing and 2.50% on the base rate borrowings. At December 28, 2008, the variable rate on term loan borrowings was 5.28% and the interest rate on borrowings under the revolving credit facility was 5.00%.

The Canadian revolving and term loan facilities bear interest at the Canadian prime rate plus 0.25% or the Canadian bankers’ acceptance rate plus 1.35%, at the Company’s option. As of December 28, 2008, borrowings under the revolving credit facility and the term loan carried effective interest rates of 3.81%.

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

As of December 28, 2008, the outstanding indebtedness under the First Lien facility was $362.0 million and $108.4 million was available under the First Lien revolving credit facility. As of December 28, 2008, the outstanding indebtedness under the Canadian credit facility was CAD $1.9 million (approximately $1.5 million), and CAD $13.6 million (approximately $11.2 million) was available under the revolving credit facility.

Based upon the information above, the Company’s 2008 pre-tax loss would increase/decrease by approximately $1.9 million for each one-percentage point decrease/increase in the interest rates applicable to the variable rate debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

For the year ended December 30, 2007, the Company’s 2007 pre-tax income would have increased/decreased by approximately $2.3 million for each one-percentage point decrease/increase in the interest rates applicable to the variable rate debt.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Solo Cup Company:

We have audited the accompanying consolidated balance sheets of Solo Cup Company and subsidiaries (the Company) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, shareholder’s equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 28, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solo Cup Company and subsidiaries as of December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2(u) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), during 2007.

/s/ KPMG LLP

Chicago, Illinois

March 16, 2009

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 28, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$57,504	$33,583
Cash in escrow	50	—
Accounts receivable – trade, less allowance for doubtful accounts of $1,453 and $1,348	121,002	165,137
Accounts receivable – other	3,039	9,823
Inventories	283,261	301,037
Deferred income taxes	21,882	41,622
Prepaid expenses	5,664	13,819
Assets held for sale	9,832	27,611
Other current assets	23,376	20,500

Total current assets	525,610	613,132
Property, plant and equipment, net	511,129	539,849
Goodwill	15,459	20,958
Intangible assets	—	2,204
Other assets	21,597	27,032

Total assets	$1,073,795	$1,203,175

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$74,759	$86,562
Accrued payroll and related costs	31,155	50,023
Accrued customer allowances	26,322	26,493
Other current liabilities	46,916	53,226

Total current liabilities	179,152	216,304
Long-term debt, less current maturities	716,822	756,197
Deferred income taxes	30,850	54,408
Pensions and other postretirement benefits	36,021	12,500
Deferred gain on sale-leaseback	46,178	49,187
Other liabilities	33,480	26,052

Total liabilities	1,042,503	1,114,648
Shareholder’s equity:
Common stock – Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding at December 28, 2008 and December 30, 2007	—	—
Additional paid-in capital	254,995	254,995
Accumulated deficit	(191,247)	(179,039)
Accumulated other comprehensive (loss) income	(32,456)	12,571

Total shareholder’s equity	31,292	88,527

Total liabilities and shareholder’s equity	$1,073,795	$1,203,175

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year ended December 28, 2008	Year ended December 30, 2007	Year ended December 31, 2006
Net sales	$1,847,034	$2,110,102	$2,123,960
Cost of goods sold	1,599,270	1,859,683	1,921,311

Gross profit	247,764	250,419	202,649
Selling, general and administrative expenses	159,606	203,643	216,420
Impairment of goodwill	—	—	228,537
Loss (gain) on asset disposals	22,560	(8,507)	4,431

Operating income (loss)	65,598	55,283	(246,739)
Interest expense, net of interest income of $1,101, $2,177, and $2,259	61,624	79,794	75,292
Prepayment penalty	—	1,300	—
Loss on debt extinguishment	—	3,962	—
Foreign currency exchange loss (gain), net	14,107	(4,090)	(6,863)
Other (income) expense, net	—	(184)	55

Loss from continuing operations before income taxes	(10,133)	(25,499)	(315,223)
Income tax provision (benefit)	2,067	(19,461)	56,284

Loss from continuing operations	(12,200)	(6,038)	(371,507)
Loss from discontinued operations, net of income tax provision of $0, $3,043 and $235	(628)	(144)	(2,861)
Gain on sale of discontinued operations, net of income tax provision of $0, $17,671 and $0	777	77,263	—

Net (loss) income	$(12,051)	$71,081	$(374,368)

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total shareholder’s equity	Comprehensive income (loss)
	Shares	Amount
January 1, 2006	100	$—	$258,049	$124,248	$(62)	$382,235
Net loss	—	—	—	(374,368)	—	(374,368)	$(374,368)
Compensation expense on CPUs	—	—	214	—	—	214
Return of capital to parent	—	—	(651)	—	—	(651)
Reduction of minimum pension liability, net of tax of $767	—	—	—	—	3,537	3,537	3,537
Unrealized investment gain, net of tax of $166	—	—	—	—	242	242	242
Recognition of realized gain on cash flow hedges, net of tax of $967	—	—	—	—	(682)	(682)	(682)
Unrealized gain on cash flow hedge, net of tax of $0	—	—	—	—	1,266	1,266	1,266
Reclassification of realized gain on cash flow hedges, net of tax of $0	—	—	—	—	(3,300)	(3,300)	(3,300)
Foreign currency translation adjustment	—	—	—	—	701	701	701

Total comprehensive loss							$(372,604)

December 31, 2006	100	$—	$257,612	$(250,120)	$1,702	$9,194
Net income	—	—	—	71,081	—	71,081	$71,081
Reversal of compensation expense on CPUs	—	—	(610)	—	—	(610)
Return of capital to parent	—	—	(2,007)	—	—	(2,007)
Adjustment from adoption of SFAS No. 158, net of tax of $(759)	—	—	—	—	1,539	1,539
Pension liability adjustments, net of tax of $1,559	—	—	—	—	6,895	6,895	6,895
Unrealized investment loss, net of tax of ($639)	—	—	—	—	(919)	(919)	(919)
Recognition of realized gain on cash flow hedge, net of tax of $944	—	—	—	—	(666)	(666)	(666)
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(7,023)	(7,023)	(7,023)
Reclassification of realized gain on cash flow hedges, net of tax of $0	—	—	—	—	(47)	(47)	(47)
Foreign currency translation adjustment	—	—	—	—	11,090	11,090	11,090

Total comprehensive income							$80,411

December 30, 2007	100	$—	$254,995	$(179,039)	$12,571	$88,527

(Continued)

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS), CONTINUED

(In thousands, except share amounts)

	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total shareholder’s equity	Comprehensive income (loss)
December 30, 2007	100	$—	$254,995	$(179,039)	$12,571	$88,527
Net loss	—	—	—	(12,051)	—	(12,051)	$(12,051)
Adjustment to retained earnings resulting from adoption of SFAS No. 158 measurement date provisions, net of tax of $45	—	—	—	(157)	—	(157)	—
Pension liability adjustments, net of tax of $1,021	—	—	—	—	(25,397)	(25,397)	(25,397)
Unrealized investment loss, net of tax of $0	—	—	—	—	(13)	(13)	(13)
Recognition of realized gain on cash flow hedge, net of tax of $153	—	—	—	—	(108)	(108)	(108)
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(8,275)	(8,275)	(8,275)
Reclassification of realized loss on cash flow hedges, net of tax of $0	—	—	—	—	4,238	4,238	4,238
Foreign currency translation adjustment	—	—	—	—	(15,472)	(15,472)	(15,472)

Total comprehensive loss							$(57,078)

December 28, 2008	100	$—	$254,995	$(191,247)	$(32,456)	$31,292

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 28, 2008	Year ended December 30, 2007	Year ended December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(12,051)	$71,081	$(374,368)
Loss from discontinued operations, net of income tax	628	144	2,861
Gain on sale of discontinued operations, net of income tax	(777)	(77,263)	—

Loss from continuing operations	(12,200)	(6,038)	(371,507)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	77,726	90,894	92,910
Deferred finance fee amortization	4,535	5,312	4,289
Loss (gain) on asset disposals	22,560	(8,507)	4,431
Impairment of goodwill	—	—	228,537
Asset impairment	555	5,554	2,596
Loss on debt extinguishment	—	3,962	—
Postretirement plan curtailment gains	—	—	(22,067)
Deferred income taxes	(808)	(24,604)	51,680
Foreign currency loss (gain)	14,107	(4,090)	(6,863)
Changes in operating assets and liabilities:
Accounts receivable, net	43,388	16,780	(5,937)
Inventories	8,265	43,546	(11,089)
Prepaid expenses and other current assets	3,968	(1,892)	12,627
Other assets	1,911	10,914	(862)
Accounts payable	(4,932)	(33,691)	(23,786)
Accrued expenses and other current liabilities	(23,213)	(3,007)	(6,344)
Other liabilities	(2,589)	(11,297)	(1,837)
Other, net	(696)	3,112	213

Net cash provided by (used in) operating activities – continuing operations	132,577	86,948	(53,009)
Net cash (used in) provided by operating activities – discontinued operations	(638)	8,630	1,465

Net cash provided by (used in) operating activities	131,939	95,578	(51,544)

(Continued)

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year ended December 28, 2008	Year ended December 30, 2007	Year ended December 31, 2006
Net cash provided by (used in) operating activities	131,939	95,578	(51,544)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from asset disposals	10,503	143,469	2,421
Proceeds from sale of discontinued operations	850	210,043	—
(Increase) decrease in cash in escrow	(50)	—	15,000
Purchases of property, plant and equipment	(79,698)	(47,488)	(54,893)

Net cash (used in) provided by investing activities – continuing operations	(68,395)	306,024	(37,472)
Net cash (used in) provided by investing activities – discontinued operations	—	(385)	3,643

Net cash (used in) provided by investing activities	(68,395)	305,639	(33,829)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facilities	(2,100)	(72,594)	41,950
Borrowings under the term notes	—	50,000	80,000
Repayments of the term notes	(38,082)	(167,864)	(9,303)
Repayments of the term notes from net proceeds from sale of discontinued operations	—	(201,800)	—
Net (repayments) borrowings of other debt	(135)	(228)	1,934
Return of capital to parent	—	(2,007)	(651)
Debt issuance costs	—	(380)	(8,009)

Net cash (used in) provided by financing activities – continuing operations	(40,317)	(394,873)	105,921
Net cash used in financing activities – discontinued operations	—	(72)	(6,163)

Net cash (used in) provided by financing activities	(40,317)	(394,945)	99,758
Effect of exchange rate changes on cash	(694)	920	(81)

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,921	7,192	14,304
CASH AND CASH EQUIVALENTS, beginning of year	33,583	26,391	12,087

CASH AND CASH EQUIVALENTS, end of year	$57,504	$33,583	$26,391
Less: Cash and cash equivalents – Discontinued operations	—	—	5,957

Cash and cash equivalents – Continuing operations	$57,504	$33,583	$20,434

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of capitalized interest (including prepayment penalty)	$57,877	$101,617	$76,378
Income taxes paid (net of income tax refunds)	6,908	7,264	7,839

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

Solo Cup Company is a leading producer and marketer of single-use products used to serve food and beverages. The Company distributes its products globally and has served the industry for over 70 years. The Company manufactures one of the broadest product lines of cups, lids, food containers, plates, bowls, portion cups and cutlery, with products available in plastic, paper and foam. The Company operates manufacturing facilities and distribution centers in North America, the United Kingdom and Panama.

(2)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of Solo Cup Company and its subsidiaries. As of December 28, 2008 and December 30, 2007, all of Solo Cup Company’s subsidiaries are directly or indirectly wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

(b)	Correction of Immaterial Errors

In accordance with the guidance of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), these consolidated financial statements reflect the correction of immaterial errors in the Company’s prior period financial statements related to the following: government obligations, accounts receivable credits, loss on asset disposals, assets held for sale, interest rate swaps and the guarantor financial statements. A summary and discussion of the adjustments recorded to revise the Company’s previously issued financial statements are contained in Note 21.

(c)	Cash and Cash Equivalents

Cash equivalents consist of highly liquid securities with original maturities of thirty days or less.

(d)	Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and discounts and deductions and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on a specific analysis of collectibility and historical write-off experience. Account balances are charged against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote.

Certain customer discounts and allowances are earned and payable to customers if a specified level of sales volume is met. The Company records such customer discounts and allowances based on the estimated and probable allowances for the

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period. The amounts are recorded as a reduction of net sales based on the actual customers’ sales volume during the period. The most significant allowance reflects the Company’s estimates of discounts that certain foodservice customers are entitled to claim based on their distribution activities. The calculation is based on historical trends of both the discount amounts claimed and length of time between the sale of the product and the customer’s claim. Customer accounts and allowances for which a right of offset exists are presented net within accounts receivable. If no right of offset exists, the amounts are included in accrued customer allowances.

(e)	Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

(f)	Vendor Incentives

Certain vendor incentives are earned only if a specified level of annual purchases is achieved. The Company records such incentives based on the actual results achieved on a year-to-date basis compared to targets or specified levels of purchases. The amounts are recorded as a reduction of cost of goods sold and inventory based on the purchase volume during the period.

(g)	Property, Plant and Equipment

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

The Company capitalizes interest costs, when appropriate, as a component of construction in progress.

(h)	Spare Parts

The Company capitalizes spare parts purchases and expenses them as the parts are used. The carrying value of capitalized spare parts is stated net of an allowance for excess and obsolete parts, and is included in other current assets and other assets in the Company’s Consolidated Balance Sheets.

During 2006, management revised its methodology for estimating the net realizable value of certain of the Company’s capitalized spare parts. As a result, the Company reduced the carrying value of capitalized spare parts during the second fiscal quarter of 2006. This change in accounting estimate increased cost of goods sold by approximately $7.0 million during the year ended December 31, 2006.

(i)	Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill and other intangible assets with indefinite lives for impairment at least annually, at the end of October, or sooner if a triggering event occurs suggesting possible impairment of the values of these assets. Impairment testing for these assets involves a two-step process. In the first step, the fair value of the reporting unit holding the assets is compared to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the fair market value of the reporting unit is allocated to all of its assets and liabilities including intangible assets with indefinite lives. The excess, if any, of the fair market value of the reporting unit over the sum of the fair market values allocated to identified assets and liabilities is the calculated value of goodwill to be compared to its carrying value.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 142 also requires that intangible assets with limited lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

(j)	Deferred Financing Fees

Deferred financing fees include costs incurred to obtain financing from lenders. Debt issuance costs are capitalized as deferred financing fees and are amortized using the effective interest method over the term of the related debt. Amortization of deferred financing fees in 2008, 2007 and 2006 was $4.5 million, $5.3 million and $4.3 million, respectively. In connection with the extinguishment of debt, the Company wrote off $4.0 million of deferred financing fees in 2007.

(k)	Preproduction Design and Development Costs

Design and development costs for products to be sold under long-term supply arrangements are expensed as incurred, with the exception of costs for molds, dies, and other tools that the Company will own or have non-cancelable rights to use in producing the products under long-term supply arrangements. These costs are capitalized and depreciated as equipment.

(l)	Impairment of Long-lived Assets

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

(m)	Deferred Rent

Certain of the Company’s operating leases provide for scheduled changes in base rentals over their terms. For these leases, the Company recognizes the total rental amounts due over the lease terms on a straight-line basis and, accordingly, has established corresponding deferred rent liabilities for the differences between the amounts recognized as expense and the amounts paid. As of December 28, 2008 and December 30, 2007, deferred rent of $13.6 million and $10.0 million, respectively, is included in other liabilities on the Company’s Consolidated Balance Sheets.

(n)	Income Taxes

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

(o)	Derivative Instruments and Hedging Activities

The Company records all derivative instruments on its Consolidated Balance Sheets at their respective fair values.

The Company uses interest rate derivative contracts (swaps or caps) to manage exposure relating to variability in interest payments on its outstanding debt. At inception of the derivative contract, the Company designates the derivative as part of a cash flow hedge or a fair value hedging relationship, depending on the nature of the risk being hedged and whether or not the derivative contract qualifies as a highly effective hedge of the underlying hedged item. Changes in the fair value of derivative contracts are recorded in earnings or deferred in accumulated other comprehensive income, depending on whether a derivative is effective as a hedge and on the type of hedging transaction.

Derivatives are classified in the Consolidated Balance Sheets in other assets or other liabilities, as applicable, and are classified as current or long-term based on the scheduled maturity of the instrument.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(p)	Revenue Recognition

The Company recognizes all of its revenue through the sale of manufactured products and records sales when the sales price is fixed or determinable, products are shipped, title and risk of loss has passed to the customer, and collection is reasonably assured.

The Company records certain costs that relate to promotional programs and incentive cash rebates as a reduction of sales.

(q)	Research and Development Costs

Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $4.4 million, $3.8 million and $4.4 million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

(r)	Advertising Costs

Advertising costs amounted to $5.0 million, $5.1 million and $4.8 million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

(s)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the period. Financial statement elements subject to significant estimation include, but are not limited to, the following: the realizable value of accounts receivable, inventories, spare parts and deferred tax assets; the carrying value of property, plant, and equipment, goodwill, and intangible and other assets; the measurement of assets and obligations related to employee benefit plans and the long term incentive plan; the determination of the fair value of derivative instruments and debt; and provisions for discounts and allowances provided to customers. Actual results may differ from those estimates.

(t)	Share-Based Payments

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

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(u)	Pension and Other Postretirement Benefits

In September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which is effective for fiscal years ending after December 15, 2007, for companies without publicly-traded equity securities. SFAS 158 requires the full recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the consolidated balance sheet. SFAS 158 also requires that subsequent changes in that funded status be recognized during the year of the change through comprehensive income. The Company does not have publicly-traded equity securities and, therefore, recognized the funded status of its benefit plans at December 30, 2007 in accordance with the recognition provisions of SFAS 158. In addition to the recognition provisions, SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. The Company adopted the measurement provisions of SFAS 158 effective December 28, 2008 for its pension and post retirement plans. As a result, the net periodic benefit cost for the period between the earlier measurement date (September 30, 2007) and the new measurement date (December 28, 2008) was allocated proportionately between amounts recognized as an adjustment of retained earnings and net periodic benefit cost for the 2008 fiscal year. See Note 12 for further information on pension and other postretirement benefits.

(v)	Recently Issued Accounting Standards

SFAS No. 161 - In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosure regarding derivative instruments and hedging activities, enabling better understanding of their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will include the disclosures required by this statement beginning with its Form 10-Q for the thirteen weeks ended March 29, 2009.

FSP FAS No. 157-2 - In February 2008, FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) was issued. FSP 157-2 defers the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”) to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

The partial adoption of SFAS 157 in the first quarter of 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company’s consolidated financial statements, but resulted in additional disclosures contained in Note 11 to the accompanying consolidated financial statements. The Company expects that the planned adoption of the remainder of the standard in the first quarter of 2009 will not have a material impact on its consolidated financial statements.

SFAS No. 141R - In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), a revision of SFAS No. 141, Business Combinations. SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.

SFAS No. 160 - In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 159 - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 in the first quarter of 2008 and elected not to apply the fair value option to any of its financial instruments.

(3)	Acquisitions and Divestitures

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

Divestitures

The Company, SF Holdings and SCOC, entered into an Asset Purchase Agreement dated September 7, 2007 with KHOF Acquisitions, Inc. (the “Purchase Agreement”) and subsequently completed the transaction in October 2007. Pursuant to the terms of the Purchase Agreement, the Company sold substantially all of the assets and liabilities of its Hoffmaster business, included in its North American operating segment, for $170 million, including its product portfolio of disposable tableware and special occasions consumer products and associated manufacturing equipment, two manufacturing facilities located in Oshkosh and Appleton, Wisconsin and 100% of the shares of CEGI (Hong Kong) Limited, a Hong Kong entity, that was a subsidiary of SF Holdings. As part of this agreement, the buyer also assumed the lease for a distribution center located in Indianapolis, Indiana. The net proceeds from the sale of $162.7 million were used to reduce the term loan under the Company’s first lien credit facility. During October 2008, the purchase price was increased by approximately $0.9 million based on the finalization of the working capital adjustment and such amount is classified as a component of gain on sale of discontinued operations in the accompanying Statement of Operations for the year ended December 28, 2008. The results of the Hoffmaster business are reflected as discontinued operations in the Company’s consolidated financial statements.

In November 2007, the Company sold 100% of the capital stock of its Japanese subsidiaries, Yugen Kaisha Solo Cup Asia-Pacific and Solo Cup Japan Co., Ltd. The subsidiaries were previously included in the Company’s Asia Pacific operating segment. Solo Cup Japan primarily manufactured drinking straws. Under the terms of the sale, the buyer acquired all property, plant and equipment, including Solo Cup Japan’s manufacturing facilities in Fuji and Kumamoto, Japan and corporate office in Tokyo. The net proceeds from the sale of $39.1 million were used to reduce the term loan under the Company’s first lien credit facility.

In December 2006, the Company sold assets and certain related liabilities of its Japanese dairy business, which was previously included in the Company’s Asia Pacific operating segment. Along with the sale of the remaining Japan business in November 2007, the entire Asia Pacific operating segment is now reflected as discontinued operations in the Company’s consolidated financial statements.

Interest expense was allocated to the discontinued operations based on debt that was required to be repaid from the net proceeds. Amounts for the prior periods were reclassified to conform to this presentation.

	Year ended December 28, 2008	Year ended December 30, 2007	Year ended December 31, 2006
Sales from discontinued operations	$—	$247,027	$366,950
(Loss) income from discontinued operations before income taxes	$(628)	$2,899	$(2,626)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Assets Held for Sale

Assets held for sale of $9.8 million and $27.6 million as of December 28, 2008 and December 30, 2007, respectively, are included within the Company’s North America operating segment.

At December 28, 2008, assets held for sale includes the carrying value of a distribution center in Havre de Grace, Maryland which was closed during December 2008 as well as the land and buildings of a manufacturing facility in Leominster, Massachusetts which the Company closed during the first quarter of 2008. The Company intends to sell these assets in 2009. The Company recorded an impairment loss of $0.6 million during the fourth quarter of 2008 to adjust the carrying value of the Leominster, MA property to its estimated fair value less costs to sell. The impairment is reflected in selling, general and administrative expenses.

At December 30, 2007, assets held for sale includes the carrying value of certain property of the Company located in Chicago, Illinois (“Chicago, IL property”), the land and building of a manufacturing facility in Wheeling, Illinois, closed during the fourth quarter of 2007, and equipment from two closed manufacturing facilities. Except for the Chicago, IL property, these assets were all sold during 2008.

In March 2007, the Company entered into a purchase and sale agreement (the “Agreement”) with a third party for the sale of the Chicago, IL property. Previously, the Company had entered into agreements with the State of Illinois and the City of Chicago relating to the acquisition and development of the property (Note 18). The Agreement was terminated in December 2008 and as a result of the termination, the Company was entitled to retain earnest money of approximately $3.1 million. Accordingly, the Company recognized $3.1 million of income which is included as a reduction of selling, general and administrative expenses in the accompanying Statement of Operations for the year ended December 28, 2008. Assets held for sale as of December 30, 2007 included the carrying value of this property. As of December 28, 2008, the property no longer meets the criteria to be classified as held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; therefore, the carrying value of this property is included in property, plant and equipment on the Company’s consolidated balance sheet as of December 28, 2008.

In September 2008, the Company announced its decision to cease production operations at its Highland Park, IL manufacturing facility and relocate its corporate offices that are located on the premises. In December 2008, an agreement the Company had entered into in September 2008 to sell the property was terminated. As of December 28, 2008, the property no longer meets the criteria to be classified as held for sale in accordance with SFAS No. 144; therefore, the carrying value of the land and buildings located on the Highland Park, IL property was reclassified to property, plant and equipment on the Company’s consolidated balance sheet.

The Company recognized an impairment loss of $3.0 million during the fourth quarter of 2007 to adjust the carrying value of certain equipment to fair value, as a result of the Company’s intention to close two production facilities. The impairment is reflected in selling, general and administrative expenses.

(5)	Inventories

Inventories at December 28, 2008 and December 30, 2007, consist of the following (in thousands):

	December 28, 2008	December 30, 2007
Finished goods	$202,458	$215,752
Work in process	10,269	13,935
Raw materials and supplies	70,534	71,350

Total inventories	$283,261	$301,037

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Property, Plant and Equipment

Property, plant and equipment at December 28, 2008 and December 30, 2007, consists of the following (in thousands):

	December 28, 2008	December 30, 2007
Land	$40,673	$20,753
Buildings and improvements	163,859	186,690
Machinery and equipment	907,347	925,667
Construction in progress	56,472	33,433

Total property, plant and equipment	1,168,351	1,166,543
Less - accumulated depreciation	(657,222)	(626,694)

Property, plant and equipment, net	$511,129	$539,849

Depreciation and amortization of property, plant and equipment for the years ended December 28, 2008, December 30, 2007 and January 1, 2006, was $76.2 million, $84.4 million and $84.6 million, respectively. The Company capitalized approximately $2.7 million, $1.7 million and $2.1 million of interest related to construction in progress for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

During 2008, the loss on asset disposals of $22.6 million primarily reflects the losses on the disposal of non-core assets, including the March 2008 sale of the Company’s dairy packaging machinery and equipment, as well as outdated production equipment retired as a result of plant closures and consolidation.

(7)	Goodwill and Intangible Assets

The changes in the carrying value of goodwill, which is included in the Company’s Europe reporting unit, was as follows (in thousands):

Europe
Balance at December 31, 2006	20,597
Translation adjustment	361

Balance at December 30, 2007	20,958
Translation adjustment	(5,499)

Balance at December 28, 2008	$15,459

The Company performs an impairment test of goodwill on an annual basis, at the end of October, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In fiscal years 2008 and 2007, there were no triggering events calling for interim testing for goodwill impairment, and the Company’s annual testing indicated no impairment of goodwill. In 2006, however, the Company performed an interim goodwill impairment test of the carrying value of its North America and Europe reporting units as of July 2, 2006. The triggering events giving rise to the interim testing included the Company’s continuing net losses, significant increases in raw material costs and the impact of such cost increases on working capital and gross margin, and changes in the executive management team. The test concluded that the Company’s goodwill was impaired. As a result, the Company recorded impairment charges of $228.5 million in the second fiscal quarter of 2006.

In addition to performing an impairment test of the carrying value of goodwill, the Company also tested the recoverability of its long-lived assets as of July 2, 2006. There were no impairment charges that resulted from this evaluation.

The following are the carrying values of amortizable intangible assets (in thousands):

	December 28, 2008		December 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks and trade names	$15,345	$15,345	$15,928	$13,851
Manufacturing technology	15,050	15,050	15,050	15,050
Patents, licenses and other	442	442	528	401

	$30,837	$30,837	$31,506	$29,302

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense related to amortizable intangible assets was $1.5 million, $6.5 million and $8.3 million during the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively. The amortizable intangible assets owned by the Company were fully amortized as of December 28, 2008; therefore, no amortization expense is required in 2009.

In October 2007, the Company reversed $7.5 million of reserves which were created in connection with the SF Holdings acquisition and recorded a corresponding reduction of $4.9 million to its manufacturing technology intangible asset and $2.6 million to its trademarks and trade names intangible asset; goodwill related to the acquisition had already been reduced to zero in June 2006. In June 2008, the Company reversed $0.7 million of reserves which were created in connection with the SF Holdings acquisition and recorded a corresponding reduction of $0.6 million to its trademarks and trade names intangible asset and $0.1 million to its patents, licenses and other intangible asset; goodwill related to the acquisition had already been reduced to zero in June 2006.

(8)	Income Taxes

Sources of loss from continuing operations before income taxes and the components of income tax provision (benefit) for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 are as follows (in thousands):

	For the year ended December 28, 2008	For the year ended December 30, 2007	For the year ended December 31, 2006
Income (loss) from continuing operations before income taxes:
Domestic	$(16,803)	$(47,421)	$(308,543)
Foreign	6,670	21,922	(6,680)

Total	$(10,133)	$(25,499)	$(315,223)

Income tax provision (benefit):
Current:
U.S. Federal	$—	$—	$117
State	276	—	304
Foreign	2,599	5,143	4,183

Total current	$2,875	$5,143	$4,604
Deferred:
U.S. Federal	$99	$(21,813)	$58,150
State	—	(2,581)	(6,497)
Foreign	(907)	(210)	27

Total deferred	$(808)	$(24,604)	$51,680

Total income tax provision (benefit)	$2,067	$(19,461)	$56,284

The following reconciles the expected federal statutory income tax benefit based on loss from continuing operations before income taxes with the Company’s income tax provision (benefit) (in thousands):

	For the year ended December 28, 2008	For the year ended December 30, 2007	For the year ended December 31, 2006
Income tax benefit at U.S. statutory rate	$(3,494)	$(9,942)	$(111,332)
Foreign rate differential	(176)	(453)	(617)
State taxes, net of federal benefit	(215)	(631)	(6,343)
Impairment of goodwill	—	—	44,489
Change in valuation allowance	14,758	(16,665)	119,638
Other	(8,806)	8,230	10,449

Income tax provision (benefit)	$2,067	$(19,461)	$56,284

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred tax assets and liabilities as of December 28, 2008 and December 30, 2007 are as follows (in thousands):

	December 28, 2008	December 30, 2007
Deferred tax assets attributable to:
Net operating loss and other carryforwards	$88,706	$62,363
Pensions and other postretirement benefits	15,017	3,897
Inventory	18,198	36,515
Employee benefit accruals	8,453	15,210
Accounts receivable	16,266	24,317
Accrued customer allowances	1,151	931
Intangible assets	8,910	12,696
Sale-leaseback	18,550	19,961
Other accruals	7,426	6,775

Gross deferred tax assets	182,677	182,665
Valuation allowance	(102,526)	(87,768)

Net deferred tax assets	80,151	94,897
Deferred tax liabilities attributable to:
Property, plant and equipment	87,418	99,917
Unrealized gains	1,701	7,766

Gross deferred tax liabilities	89,119	107,683

Net deferred tax liabilities	$(8,968)	$(12,786)

As of December 28, 2008, the Company had approximately $227.5 million of U.S. federal tax net operating loss carryforwards that expire between 2024 and 2026, and there are no carryforwards that are subject to the provisions of Internal Revenue Code Section 382. The Company establishes a valuation allowance for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. During the year ended December 28, 2008, the Company’s valuation allowance increased by $14.8 million, of which all related to activity from continuing operations.

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

It is the Company’s intention to permanently reinvest undistributed earnings in its foreign subsidiaries with the exception of $5.1 million. In 2007, a provision was recorded for future income taxes related to the U.S. tax consequences of the $5.1 million on the undistributed Canadian earnings. As of December 28, 2008, these undistributed Canadian earnings had not been remitted. A provision has not been made for future income taxes for the remaining undistributed earnings of certain foreign subsidiaries, as those earnings are considered indefinitely reinvested in these operations. As of December 28, 2008, such aggregated earnings for which taxes have not been provided were $53.0 million.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, which changes the threshold for recognizing the benefit of an uncertain tax position, prescribes a method for measuring the tax benefit to be recorded and requires incremental quantitative and qualitative disclosures about uncertain tax positions. Under FIN 48, a tax position that meets a more likely than not recognition threshold, based solely on the technical merits of the position, will be recognized in the consolidated financial statements. A tax position is measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in a change in the estimated liability for unrecognized tax benefits at January 1, 2007.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. At December 28, 2008, the Company accrued approximately $0.2 million for interest and penalties.

The Company and its subsidiaries file income tax returns in U.S. and Canadian federal jurisdictions, and various states, provinces and foreign jurisdictions. The Company’s U.S. tax returns remain subject to examination for the year ended September 27, 1998, as well as the year ended March 25, 2002, and all subsequent periods. The Company’s Canadian tax returns remain subject to examination for the fiscal year ended September 27, 1998, and all subsequent periods. The Company’s United Kingdom returns remain subject to examination for the year ended December 31, 2003, and all subsequent periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2007	$8,790
Additions related to tax positions taken in the current year	1,127
Additions related to tax position taken in previous years	552
Reduction in tax position taken in previous years	(2,332)

Balance at December 28, 2008	$8,137

Included in the unrecognized tax benefits of $8.1 million at December 28, 2008 was $0.9 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. Further, the Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

(9)	Debt

A summary of long-term debt at December 28, 2008 and December 30, 2007 is as follows (in thousands):

	December 28, 2008	December 30, 2007
First Lien – Term Loan	$361,954	$398,650
First Lien – Revolver (1)	28,000	30,100
8.5% Senior Subordinated Notes	325,000	325,000
Canadian Credit Facility – Term Loan	1,532	3,391
Canadian Credit Facility – Revolver (1)	—	—
Capital lease obligations (Note 10)	1,704	1,852

Total long-term debt	718,190	758,993
Less – current maturities of long-term debt (2)	1,368	2,796

Total long-term debt, less current maturities	$716,822	$756,197

(1)

As of December 28, 2008, $108.4 million was available under the revolving credit facility under the first lien credit facility and CAD $13.6 million (approximately $11.2 million) was available under the revolving Canadian Credit Facility.

(2)

During the thirty-nine weeks ended September 28, 2008, $15.9 million of long-term debt related to the First Lien Facility term loan was reclassified to current maturities representing the mandatory repayment, calculated according to the terms of the First Lien Facility, resulting from the then pending sale of the Company’s Highland Park, Illinois property. The sale was terminated in December 2008; therefore, the $15.9 million of long-term debt was reclassified back to long-term.

Scheduled maturities of long-term debt at December 28, 2008, excluding capital lease obligations (Note 10), are as follows (in thousands):

2009	$1,185
2010	30,277
2011	360,024
2012	—
2013	—
Thereafter	325,000

$716,486

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

First Lien

On February 27, 2004, the Company and SCIC entered into credit facilities comprised of a $150.0 million revolving credit facility maturing in 2010 and a $650.0 million term loan facility maturing in 2011. The revolving credit facility is principally used for working capital purposes, and the term loan facility was used to finance the Company’s 2004 acquisition of SF Holdings and related transactions. The first lien credit facility was subsequently amended by Amendment No. 1, dated as of March 31, 2005, by Amendment No. 2, dated as of October 14, 2005, by Amendment No. 3 and waiver dated as of March 27, 2006, by Amendment No. 4 and waiver dated as of October 13, 2006 and by Amendment No. 5, dated as of December 22, 2006 (collectively, the “First Lien”).

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

In March and August 2008, the Company made mandatory term loan prepayments under the First Lien of $2.0 million and $1.9 million, respectively, which were made from the net proceeds from the sale of dairy packaging assets. In May 2008, the Company made a $5.3 million mandatory term loan prepayment under the First Lien, which was made from the net proceeds from the sale of a manufacturing plant which was closed during the first quarter of 2008. In December 2008, the Company made a $27.5 million prepayment to the term loan under the First Lien. Of the $27.5 million, $27.0 million was an optional prepayment and $0.5 million was a mandatory prepayment made from the net proceeds of the final working capital adjustment from the October 2007 sale of its Hoffmaster business.

Based on the revised amortization schedule, the two remaining scheduled principal repayments of approximately $1.0 million are due on each of August 27, 2010 and November 27, 2010, with a balloon payment of approximately $360.0 million due on February 27, 2011.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2007, the Company made $25.0 million of prepayments to the term loan under the First Lien, in addition to its scheduled quarterly repayment of $1.625 million. Of the $25.0 million, $7.7 million was a mandatory prepayment made from the net proceeds of the sale of assets related to the Company’s uncoated white paper plate product line. The remaining $17.3 million was an optional prepayment made by the Company. In October and November 2007, the Company made $201.8 million of prepayments to the term loan under the First Lien from the net proceeds from the sale of its Hoffmaster business and Japanese subsidiaries (Note 3) and $1.8 million of prepayments from the additional net proceeds from the sale of its uncoated white paper plate product line.

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

The applicable borrowing margin for the borrowings under the First Lien provides for different pricing levels depending upon the Company’s consolidated leverage ratio and the type of loan (including letters of credit). Based upon these pricing levels, the borrowing margin with respect to revolving credit loans and letters of credit varies from 2.75% to 3.50% on Eurodollar Rate Loans and from 1.75% to 2.50% on Base Rate Loans, depending on the Company’s leverage ratio. With respect to the term loan facility, the borrowing margin is 3.50% for Eurodollar Rate Loans and 2.50% for Base Rate Loans.

As of December 28, 2008, the weighted average annual interest rate applicable to Eurodollar Rate Loans was 5.23% and the weighted average annual interest rate applicable to Base Rate Loans was 5.40%. At December 28, 2008, the interest rate on the term loan facility was 5.28% and the interest rate on the revolving credit facility was 5.00%. During the year ended December 28, 2008, the weighted average annual interest rate for the First Lien was 6.74%.

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

The First Lien is secured by (i) all present and future property and assets, real and personal, of the Company, its restricted subsidiaries, and each guarantor, subject to certain restrictions; (ii) a pledge of 100% of the stock of each of SCIC’s present and future direct and indirect domestic subsidiaries and a lien on 66.0% of the stock of each controlled foreign corporation subsidiary; (iii) all present and future intercompany debt of the Company, its restricted subsidiaries, and each guarantor; and (iv) all proceeds of the foregoing.

Covenants - The First Lien contains various covenants that limit, or restrict, among other items, indebtedness, liens on property and assets, loans and investments, acquisitions, dispositions of property or assets, debt modifications, dividend declarations, management fees and certain other business activities.

Under the First Lien, the Company is also required to meet certain restrictive financial covenants, including a maximum consolidated leverage ratio, minimum consolidated interest coverage ratio and maximum capital expenditures. The Company was in compliance with all financial covenants under the First Lien during the year ended December 28, 2008.

As of December 28, 2008, the Company has liquidity of approximately $177.0 million including unutilized capacity under its credit facilities and cash on hand. Its continued ability to utilize this liquidity depends upon continuing compliance with the financial covenant ratios, including a maximum consolidated leverage ratio of debt to EBITDA (“leverage ratio”), as both terms are defined in the First Lien. Over the two-year period ended December 28, 2008, the leverage ratio decreased seven times, from 9.75 at December 31, 2006 to 4.50 at December 28, 2008, and the Company met each of these lower ratio requirements. At the end of the third and fourth fiscal quarters of 2009, the leverage ratio decreases to 4.00 and 3.50, respectively.

In order to meet the leverage ratios during 2009, the Company expects to pay down debt using a combination of cash generated from operations, cash on hand and availability under its revolving credit facility under the First Lien to make principal payments on the First Lien term loan. One source of cash flow from operating activities in 2009 is expected to be a significant reduction in inventory. Additional sources of cash would be proceeds generated from any sale of excess properties including facilities currently marketed in Belen, New Mexico; Havre de Grace, Maryland; Leominster, Massachusetts; Highland Park, Illinois and vacant real estate in Chicago, Illinois.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to achieve, among other things, improvements in manufacturing efficiency and targeted cost savings from a reduction in controllable costs and as a result remain in compliance with its financial covenants. The Company’s continued compliance with its financial covenants is subject to many factors that are outside the Company’s control, as further described below, including prevailing economic, financial and industry conditions.

The sales of its products are primarily dependent on discretionary income of consumers. If global economic conditions continue to adversely impact consumer discretionary spending, sales could continue to decline and negatively impact the Company’s results of operations and cash flows. The impact of the global recession and credit crisis could adversely impact the ability of the Company’s suppliers to access financing. The insolvency of one or more of the Company’s raw material suppliers could lead to disruptions in their supply chain and adversely impact its sales and financial condition. A number of restaurant chains and consumer product retailers have sought bankruptcy protection. If more than one of the Company’s principal customers were required to file for bankruptcy, the Company’s sales could be adversely impacted and its ability to collect outstanding accounts receivable from any such customer could be limited.

The Company’s future operating performance and ability to meet its financial covenants is dependent upon its ability to access funds available under its revolving credit facility, cash on hand, maintain sales volumes, drive profitable growth, realize cost savings and generate cash from operations. If the financial institutions that fund the Company’s revolving credit facility are impacted by the volatility in the credit markets and one or more of them cannot fulfill the Company’s revolving credit requests then its operations may be adversely impacted. If the revolving credit facility is unavailable due to a lender not being able to fund requested amounts, or because the Company has not maintained quarterly compliance with its financial covenants, or the Company’s does not meet its costs, sales or growth initiatives within the time frame expected, its cash flow could be materially impacted. A material impact to the Company’s cash flow could cause the Company to fail to meet certain financial covenants. A default under the First Lien could restrict or terminate the Company’s access to its borrowing capacity under the revolving credit agreements and materially impair its ability to meet its obligations as they come due. If the Company does not meet its financial covenants and does not obtain a waiver or amendment, its lenders may accelerate payment of all amounts outstanding which would immediately become due and payable, together with accrued interest. Such an acceleration would cause a default under the notes governing the indenture and other agreements that provide us with access to funding. Any one or more defaults, or the failure to generate sufficient cash from operations, may require the Company to seek additional capital or modifications to its credit agreements which may not be available or only available at significant expense or upon terms and conditions that further limit its operating flexibility.

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

The Notes were not redeemable until February 15, 2009. Starting on that date, the Company has the option to redeem all or a portion of the Notes at a redemption price equal to a percentage of the principal amount thereof plus accrued interest. If redeemed during the twelve-month period beginning on February 15, 2009, the applicable percentage is 104.25%; from February 15, 2010 the applicable percentage is 102.833%; from February 15, 2011 the applicable percentage is 101.417% and from February 15, 2012 and thereafter, the applicable percentage is 100% of the principal amount. The Notes provide that upon the occurrence of a change of control, as defined, the holders thereof will have an option to require the redemption of the Notes at a redemption price equal to 101.0% of the principal amount thereof plus accrued interest. The indenture governing the Notes contains various covenants which, subject to exception, prohibit, or limit, among other things, asset sales, changes of control, dividend payments, equity repurchases or redemptions, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens and certain other business activities.

Canadian Credit Facility

On September 24, 2004, Solo Cup Canada Inc. (“Solo Canada”), a Canadian subsidiary of the Company, entered into a Credit Agreement with GE Canada Finance Holding Company (“GE”). The Credit Agreement was subsequently amended by an agreement dated as of October 19, 2006 and by a second amendment dated as of November 16, 2007 (collectively, the “Canadian Credit Facility”). The Canadian Credit Facility expires September 29, 2011. The maximum amount available, subject to borrowing base limitations, is CAD $30.0 million, with a term facility maximum of CAD $17.5 million and a revolving credit facility maximum of CAD $12.5 million that increases to CAD $16.5 million, on a dollar for dollar basis, as the term loan’s outstanding balance is reduced.

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

The second amendment provided, among other things, that Solo Canada may issue letters of credit, subject to certain conditions, for up to CAD $11.0 million (“LC Limit”) and that up to $10.0 million of the LC Limit may be issued on Solo Canada’s account on behalf of the Company to beneficiaries identified by the Company.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Applicable interest rates under the revolving and term loan facility are the Canadian prime rate plus 0.25%, or the Canadian bankers’ acceptance rate plus 1.35%, at Solo Canada’s option. At December 28, 2008, there was no balance outstanding on the revolving facility, the term loan balance was CAD $1.9 million (approximately $1.5 million) and carried an effective interest rate of 3.81%.

(10)	Leases

At December 28, 2008 and December 30, 2007, the gross amount of machinery and equipment and related accumulated amortization related to assets held under capital leases were as follows (in thousands):

	December 28, 2008	December 30, 2007
Machinery and equipment	$1,538	$1,979
Less accumulated amortization	(369)	(222)

	$1,169	$1,757

Capital lease obligations were $1.7 million and $1.9 million as of December 28, 2008 and December 30, 2007, respectively. As of December 28, 2008, capital lease obligations consist of various machines with leases expiring between 2011 and 2014. Amortization expense was $0.2 million, $0.2 million and $0 for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

The Company also has several non-cancelable operating leases that expire over the next 19 years and provide for renewal terms. These include property leases with escalation clauses averaging 2% to 5% annually, as well as leases of certain machinery, office equipment and vehicles.

In June 2007, the Company entered into a lease agreement in conjunction with the sale of six of its manufacturing facilities. The sale proceeds of $130.0 million were used to retire the Second Lien (Note 9). Upon the sale of the six properties, the Company immediately leased them back pursuant to a 20-year term lease. The lease contains four five-year renewal term options and is non-cancelable. Rent is payable on a quarterly basis, with an annual 2% escalation. Annual rent expense of $14.2 million will be recognized on a straight-line basis over the 20-year term of the lease. Payments during fiscal years 2008 and 2007 were $11.8 million and $6.0 million, respectively. Net property, plant and equipment was reduced by the carrying values of the properties sold, which amounted to approximately $73.0 million, of which $65.5 million was buildings and improvements and $7.5 million was land. The resulting gain of approximately $53.2 million (net of $3.7 million of closing costs) was recorded as a deferred credit in the Company’s Consolidated Balance Sheet. The remaining deferred credit is being amortized to income on a straight-line basis as an offset to rent expense over the 20-year lease term. As of December 28, 2008, the remaining deferred credit balance is $48.8 million of which $2.6 million is included in other current liabilities. As of December 30, 2007, the deferred credit balance is $51.8 million of which $2.6 million is included in other current liabilities. The lease is classified as an operating lease in accordance with SFAS No. 13, Accounting for Leases.

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

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 28, 2008, future minimum lease payments for capital leases and non-cancelable operating leases having an initial or remaining noncancelable lease term in excess of one year, are as follows (in thousands):

	Capital Leases	Operating Leases
For the fiscal year:
2009	$421	$38,997
2010	342	40,440
2011	331	39,502
2012	316	39,323
2013	316	38,414
Thereafter	239	386,905

Total minimum lease payments	1,965	$583,581

Less amounts representing interest	(261)

Present value of minimum payments on capital leases	$1,704

Future minimum rentals to be received under noncancelable subleases as of December 28, 2008 total approximately $5.8 million.

Total rental expense for operating leases, including rentals on month-to-month leases, was $51.5 million, $45.5 million and $42.8 million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

(11)	Fair Value of Financial Instruments

Financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, derivative financial instruments, and debt, including obligations under capital leases. The carrying values of financial instruments other than fixed rate debt approximate their fair values at December 28, 2008 and December 30, 2007, due to their short-term maturities or market rates of interest. The fair value of the Company’s floating rate debt (Note 9) at December 28, 2008 and December 30, 2007 approximated its carrying value due to the Company’s ability to borrow at comparable terms in the open market. The Company’s fixed rate debt (Note 9) had a carrying value of $325.0 million and an estimated fair value of $219.1 million at December 28, 2008. As of December 30, 2007, the Company’s fixed rate debt had a carrying value of $325.0 million and an estimated fair value of $281.1 million. The fair value of the fixed rate debt was determined based on the price of the last trade of the debt on December 26, 2008, the last business day of the Company’s 2008 fiscal year.

SFAS No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to elect to measure at fair value eligible financial instruments that are not currently measured at fair value. This election, which may be applied on an instrument by instrument basis, is typically irrevocable once made. The adoption of SFAS No. 159 during the first quarter of 2008 did not have an effect on the Company’s consolidated financial statements because the Company did not elect to measure any additional financial instruments at fair value as a result of this statement.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has adopted the provisions of SFAS No. 157 only with respect to its financial assets and financial liabilities that are measured at fair value within the financial statements as of December 28, 2008. The Company has deferred the application of the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP No. FAS 157-2.

The SFAS No. 157 fair value hierarchy consists of three levels: Level 1 fair values are valuations based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access; Level 2 fair values are those valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s interest rate swaps are measured at fair value on a recurring basis under the provisions of SFAS No. 157 and are included within Level 2 of the fair value hierarchy. The Company uses an income approach to value the outstanding interest rate swaps, which are further described below. The income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

information as of the reporting date such as prevailing interest rates. Both the counterparty credit risk and the Company’s credit risk were considered in the fair value determination. Further, any credit valuation adjustments were considered when assessing the effectiveness and measuring the ineffectiveness of qualified hedging relationships.

The Company’s interest rate swaps are accounted for as cash flow hedges and their fair values are included in other current liabilities or other liabilities (non-current) at December 28, 2008 and December 30, 2007, depending on their stated expiration dates.

	Effective Date	Expiration Date	Fixed Rate Paid	Notional Amount (millions)	Fair Value at December 28, 2008 (millions)	Fair Value at December 30, 2007 (millions)
Receive-variable (Eurodollar), pay-fixed interest rate swap	10/02/07	04/02/09	4.6475%	$50.0	$(0.5)	$(0.4)
Three receive-variable (Eurodollar), pay-fixed interest rate swaps	08/28/07	02/28/11	5.3765%	150.0	(10.6)	(6.6)

				$200.0	$(11.1)	$(7.0)

In March 2004, June 2005 and March 2006, the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $300.0 million. In September 2006, the Company terminated these agreements prior to their stated expirations. Through the termination date, these interest rate swap agreements were accounted for as cash flow hedges. Included in accumulated other comprehensive income is a deferred gain on the qualified hedged transactions of $0.2 million and $0.3 million as of December 28, 2008 and December 30, 2007, respectively. The deferred gain is being amortized into interest expense over the remaining term of the underlying debt, as the initially hedged forecasted transactions affect earnings.

The reclassification adjustment from accumulated other comprehensive income for gains (losses) realized in net earnings, net of tax, was $(4.2) million, $0.1 million and $4.0 million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively. The Company expects to transfer approximately $6.4 million of loss from accumulated other comprehensive income (loss) to earnings in 2009.

At December 28, 2008 and December 30, 2007, the Company had no outstanding derivatives designated as part of a fair value hedging relationship and no hedges of the foreign currency exposure of a net investment in a foreign operation.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)	Pensions and Other Postretirement Benefits

The Company sponsors defined benefit pension plans and a postretirement health care plan for certain domestic employees. These plans provide certain union and non-union employees with retirement and disability income benefits. Pension costs are based upon the actuarially determined normal costs plus interest on and amortization of the unfunded liabilities. These plans are frozen to new participants and the benefits for the majority of the participants in the pension plans are frozen. The Company’s policy has been to fund annually the minimum contributions required by applicable regulations. The postretirement health care plan covers a small group of retirees. The plan, in most cases, pays stated percentages of most medical expenses incurred by retirees after subtracting payments by Medicare or other providers and after a stated deductible has been met. The plan is contributory, with retiree contributions adjusted annually.

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

In September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which is effective for fiscal years ending after December 15, 2007, for companies without publicly-traded equity securities. This statement requires the full recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the consolidated balance sheets. This statement also requires that subsequent changes in that funded status be recognized during the year of the change through comprehensive income. The Company does not have publicly-traded equity securities and, therefore, adopted the provisions of SFAS 158 during its 2007 fiscal year. The incremental effect of applying SFAS 158 to the December 30, 2007 Consolidated Balance Sheet was an increase (decrease) of $(2.7) million to other current assets, $0.7 million to other assets, $(2.0) million to accrued payroll and related costs, $1.4 million to pensions and other postretirement benefits, and $(1.5) million to accumulated other comprehensive income.

In addition to the recognition provisions, SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. The Company adopted the measurement provisions of SFAS 158 effective December 28, 2008 for its pension and post retirement plans. As a result, the net periodic benefit cost for the period between the earlier measurement date (September 30, 2007) and the new measurement date (December 28, 2008) was allocated proportionately between amounts recognized as an adjustment of retained earnings (accumulated deficit) and net periodic benefit cost for the 2008 fiscal year. Accordingly, the amount recognized as an increase to accumulated deficit was approximately $0.2 million.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the change in benefit obligation for the Company’s benefit plans (in thousands):

	Pension Benefits		Other Postretirement Benefits
	For the year ended December 28, 2008	For the year ended December 30, 2007	For the year ended December 28, 2008	For the year ended December 30, 2007
Change in benefit obligation:
Benefit obligation at beginning of year	$123,653	$124,085	$12,772	$16,908
Service cost	1,105	1,469	55	55
Interest cost	7,154	6,879	682	911
Impact of measurement date change	225	—	(34)	—
Plan amendments	—	—	—	(2,741)
Curtailment loss	(17)	—	—	—
Actuarial (gains) losses	(10,603)	(6,980)	485	1,033
Foreign currency exchange rate changes	(10,635)	4,643	(263)	238
Plan participant contributions	223	321	660	674
Benefits paid	(7,648)	(6,764)	(2,423)	(4,306)

Benefit obligation at end of year	$103,457	$123,653	$11,934	$12,772

Change in plan assets:
Fair value of plan assets at beginning of year	$119,657	$102,446	$—	$—
Actual return on plan assets	(27,764)	11,647	—	—
Impact of measurement date change	(937)	—	—	—
Foreign currency exchange rate changes	(9,924)	4,264	—	—
Employer contributions	3,704	7,743	1,763	3,632
Plan participant contributions	223	321	660	674
Benefits paid	(7,648)	(6,764)	(2,423)	(4,306)

Fair value of plan assets at end of year	$77,311	$119,657	$—	$—

Funded status	$(26,146)	$(3,996)	$(11,934)	$(12,772)
Employer contributions from measurement date to year-end	—	683	—	844

Net amount recognized	$(26,146)	$(3,313)	$(11,934)	$(11,928)

	Pension Benefits		Other Postretirement Benefits
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Noncurrent assets	$—	$658	$—	$—
Current liabilities	(451)	(663)	(1,854)	(2,062)
Noncurrent liabilities	(25,695)	(3,308)	(10,080)	(9,866)

Net amount recognized at end of year	$(26,146)	$(3,313)	$(11,934)	$(11,928)

Prior service (cost) credit	$(1,221)	$(1,477)	$5,610	$6,154
Net actuarial loss	(26,630)	(723)	(5,922)	(5,698)

Accumulated other comprehensive (loss) income	$(27,851)	$(2,200)	$(312)	$456

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated amount that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2009 is as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Recognized net actuarial loss	$2,170	$345
Amortization of prior service cost (credit)	205	(434)

Total	$2,375	$(89)

The accumulated benefit obligation for all defined benefit pension plans was approximately $101.7 million and $122.5 million at December 28, 2008 and December 30, 2007, respectively. The following table presents aggregated information for individual pension plans with an accumulated benefit obligation in excess of plan assets as of December 28, 2008 and December 30, 2007 (in thousands):

	December 28, 2008	December 30, 2007
Projected benefit obligation	$85,196	$89,314
Accumulated benefit obligation	85,196	89,314
Fair value of plan assets	59,397	85,256

For the year ended December 31, 2006, $3.5 million of income, net of tax, was recognized in other comprehensive income representing a reduction in the minimum pension liability.

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans consists of the following (in thousands):

	For the year ended December 28, 2008	For the year ended December 30, 2007	For the year ended December 31, 2006
Pension Benefits
Service cost	$1,105	$1,469	$1,360
Interest cost	7,154	6,879	6,195
Expected return on plan assets	(8,756)	(7,849)	(6,719)
Amortization of transition asset	—	—	(238)
Amortization of prior service cost	205	205	—
Amortization of net loss	2	244	421

Net periodic benefit (income) cost	$(290)	$948	$1,019

	For the year ended December 28, 2008	For the year ended December 30, 2007	For the year ended December 31, 2006
Other Postretirement Benefits
Service cost	$55	$55	$176
Interest cost	682	911	1,175
Amortization of prior service cost	(435)	(253)	(2,649)
Amortization of net loss	308	284	259

	610	997	(1,039)
Curtailment gains (1)	—	—	(22,067)

Net periodic benefit cost (income)	$610	$997	$(23,106)

(1)

For the year ended December 31, 2006, the curtailment gains were a result of a signification reduction in postretirement benefits for certain active plan participants in the Company’s domestic retiree medical benefit plans.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key assumptions - The following weighted-average assumptions were used to determine the benefit obligation at fiscal year-end and the net periodic benefit cost for each fiscal year:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
To determine benefit obligation at fiscal year-end:
Discount rate:
North America	7.00%	6.14%	6.94%	5.78%
Europe	6.00%	5.80%	—	—
Expected long-term rate of return on plan assets:
North America	7.60%	7.73%	—	—
Europe	7.40%	7.40%	—	—

To determine net periodic benefit cost for each fiscal year:
Discount rate:
North America	6.14%	5.65%	5.78%	5.75%
Europe	5.80%	5.10%	—	—
Expected long-term rate of return on plan assets:
North America	7.73%	7.77%	—	—
Europe	7.40%	6.30%	—	—

The Company generally estimates the discount rate for its pension and other postretirement benefit obligations based on a hypothetical investment in a portfolio of high-quality bonds that approximate the estimated cash flows of the pension and other postretirement benefit obligations. The Company believes this approach permits a matching of future cash outflows related to benefit payments with future cash inflows associated with bond coupons and maturities.

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

For measurement purposes, the assumed health care cost trend rates were as follows:

Health care cost trend rate assumed for 2008	8.0% – 9.5%
Rate to which the cost trend rate is assumed to decline	5.0%
Year that the rate reaches the ultimate trend rate	2011 – 2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$24	$(21)
Effect on postretirement benefit obligation	262	(254)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets - The Company’s pension plans’ weighted-average asset allocations, by asset category, were as follows:

	Plan Assets at
	December 28, 2008	December 30, 2007
Asset Category
Equity securities	63.4%	64.4%
Debt securities	32.3	32.2
Real estate	0.9	0.9
Other	3.4	2.5

Total	100.0%	100.0%

The Company’s investment policies are designed to provide for growth of capital with a moderate level of volatility. The weighted-average asset target allocations for the majority of the pension plan assets are 60% in equity securities and 40% in debt securities.

Contributions - The Company expects to contribute approximately $3.3 million to its pension plans and approximately $1.9 million to its other postretirement benefit plans in 2009.

Estimated future benefit payments - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Postretirement Benefits
2009	$6,723	$1,858
2010	6,864	1,535
2011	6,970	1,510
2012	7,090	1,447
2013	7,169	1,248
Years 2014–2018	37,642	3,728

Defined contribution plans - Effective January 1, 2007, the Company dissolved its former Sweetheart/Fonda Profit Sharing Retirement Plan and merged the plan assets with the existing Solo Cup Company Profit Sharing Plus Plan. This plan covers substantially all U.S. employees of SCOC, and it qualifies under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 75% of their qualified gross wages as defined in the plan, and the Company provides a matching contribution equal to 75% on the first 2% and 50% on the next 4% of employees’ eligible compensation deferred to the plan. For certain union employees, the Company provides a matching contribution equal to 100% up to the first 2% and 50% of the next 4% of the employees’ compensation deferred to the plan. In addition, the Company can make additional profit-sharing contributions, but is at the sole discretion of the Company’s Board of Directors. Charges for employer contributions to the plans were $5.6 million, $5.7 million and $6.4 million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively, and are recorded in cost of goods sold and selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The Company formerly participated in a multi-employer pension plan sponsored by SF Holdings for certain of its union employees. Contributions to this plan at a defined rate per hour worked were $0.1 million in 2006.

The Company also has defined contribution plans for Solo Cup Canada employees and Solo Cup Europe Limited employees. Charges for employer contributions to these plans were $0.5 million in each of the years ended December 28, 2008, December 30, 2007 and December 31, 2006, and are recorded in cost of goods sold and selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)	Shareholder’s Equity

On February 27, 2004, the Company received net proceeds of $229.6 million from the issuance of 100 shares of Common Stock to SCIC and the retirement of all outstanding shares of Solo Illinois’ Class A and Class B common stock. In order to fund this purchase of stock in the Company, SCIC issued $240.0 million of convertible participating preferred stock (“CPPS”) to Vestar. The CPPS pay cash dividends at a rate of 10.0% per annum on an amount equal to the sum of the original purchase price of the CPPS plus all accrued and unpaid dividends. Dividends will accumulate to the extent not paid, whether or not earned or declared. As of December 28, 2008, accrued and unpaid dividends were approximately $145.2 million.

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

As a result of the departure of certain employees from the Company, $2.0 million and $0.7 million of this capital contribution was returned to SCIC as a dividend and 1,907 and 109 CPUs were canceled in 2007 and 2006, respectively. The $2.0 million in 2007 and $0.7 million in 2006 also reflected the cancellation of 100 CPPS and 542 CPPS, respectively.

(14)	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 28, 2008	December 30, 2007
Foreign currency translation adjustments (1)	$805	$16,277
Pension liability adjustments, net of tax of $5,870 and $4,848	(22,293)	3,104
Unrealized investment (loss) gain, net of tax of $0	(12)	1
Unrealized loss on cash flow hedge, net of tax of $215 and $368	(10,956)	(6,811)

Accumulated other comprehensive (loss) income	$(32,456)	$12,571

(1) As a result of the Company’s sale of its Japanese subsidiaries (Note 3), $1.4 million of cumulative translation adjustments were transferred from accumulated other comprehensive income and included in determining net income for 2007.

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

If there has not been a Liquidity Event prior to the Plan Termination Date, the Board will determine the Equity Value of SCIC (as defined in the Plan) as of such date and will establish the LTIP Award Pool based on a sliding percentage of such valuation. The entire LTIP Award Pool will be distributed to the participants upon the occurrence of a Liquidity Event or the Plan Termination Date. During the fourth quarter of 2007, 68% of the LTIP Award Pool was granted by the Board to individual participants and 1% of the LTIP Award Pool was forfeited; therefore, as of December 30, 2007, 67% of the LTIP Award Pool

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was outstanding. During 2008, an additional 3% of the LTIP Award Pool was granted by the Board to individual participants and 5% of the LTIP Award Pool was forfeited; therefore, as of December 28, 2008, 65% of the LTIP Award Pool was outstanding. This percentage determines the allocation of the total LTIP Award Pool amongst the recipients and does not impact the total LTIP Award Pool. Expense is recorded over the participants’ service periods representing the period between a participant’s grant date and the Plan Termination Date. As additional grants are made to existing or new participants, compensation expense is recorded over the respective future service period. Accordingly, the expense recorded in future periods would be affected by future participant grants and forfeitures.

Based on the Company’s valuations of the Plan as of December 28, 2008 and December 30, 2007, the Company recorded compensation expense of approximately $1.3 million in 2008 and $0.9 million in 2007 and compensation expense of $18.2 million is expected to be recognized over the remaining service period of 5.75 years. The Company remeasures the LTIP Award Pool’s fair value on a quarterly basis with a corresponding adjustment to compensation expense over the remaining service period.

The estimated fair value of the LTIP Award Pool is derived based on a lattice (binomial) forecast model with the primary input being the estimated business enterprise value (“BEV”) for the Company, which is determined based on the estimated discounted cash flows of the business and through a comparison to market values of peer companies. The LTIP Award is derived from the binomial model forecasts based on the probabilities of obtaining the forecasted future BEVs. SFAS 123(R) requires that the fair value of the LTIP Award Pool be determined assuming a full payout at the Plan Termination Date with no consideration of a Liquidity Event. As the LTIP Award Pool is based on the BEV of the Company; the fair value of the equity was calculated by the lattice model utilizing a Black-Scholes Option Model (“BSOM”).

The key BSOM assumptions include:

i)	the fair value of the underlying asset set equal to the estimated BEV,

ii)	the strike price equal to the face value of the debt plus accrued interest,

iii)	volatility of 53.0% in 2008 and 41.6% in 2007, which was based on historic and implied forward volatilities for selected publicly traded companies and calibrated such that the value derived by the model for the public debt was equivalent to the market trading price for the public debt on the valuation date,

iv)	forward one-year risk free rates ranging from 0.38% to 2.38% in 2008 and 2.76% to 4.45% in 2007, based on the market yields of government bonds with terms corresponding to the remaining term of the Plan at the respective node in the lattice model (ranging from 1 to 6 years for 2008; 1 to 7 years for 2007), and

v)	a dividend yield of 0% for both 2008 and 2007 based on the assumption that dividends would not be paid.

The recorded expense reflects management’s estimate of forfeitures, which is based on management’s turnover expectations related to the Plan participants and historical forfeiture rates. The assumed annual forfeiture rate applied in 2008 and 2007 was approximately 8% and 4%, respectively.

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

During the second quarter of 2004, SCIC issued 3,283 CPUs to certain Company employees in settlement of $3.3 million of deferred compensation liabilities. The fair value of the CPUs granted by SCIC was linked to the fair market value of one share of CPPS. For CPUs, compensation expense is recognized periodically based on changes in the fair value of the CPU relative to the grant-date fair value of the CPU. During the year ended December 30, 2007, the Company recorded the reversal of compensation expense with a corresponding decrease to additional paid-in capital of $0.6 million, reflecting the reversal of the accrued dividends as a result of the departure of certain employees from the Company. During the year ended December 31, 2006, the Company recorded compensation expense and additional paid-in capital of $0.2 million reflecting dividends declared by SCIC on those instruments.

The issuance of CPUs by SCIC in settlement of deferred compensation liabilities of the Company totaling $3.3 million was recorded as additional paid-in capital in 2004. During 2007 and 2006 and 2005, as a result of employees separating from the Company, 1,907, 109 and 1,267 CPUs were canceled and additional paid-in capital was reduced by $1.9 million, $0.1 million and $1.3 million, respectively. As of December 30, 2007, there were no CPUs outstanding and none were granted in 2008.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was no stock option activity during the year ended December 28, 2008. The following shows stock option activity for the year ended December 30, 2007:

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

In December 2004, the FASB issued SFAS 123R. SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB 25. The Company adopted SFAS 123R on January 2, 2006 under the “prospective” method. Under the provisions of SFAS No. 123, the Company had calculated its pro forma disclosure using the minimum value method, which excludes any effect of volatility on value; therefore, the prospective method of adopting SFAS 123R is required. Under the “prospective” method, compensation cost is recognized in the consolidated financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted, modified, repurchased or cancelled after that date. Since the adoption of SFAS 123R, the Company has not granted, modified or repurchased any options; therefore, no expense had been recognized for stock options in the Company’s Consolidated Statements of Operations during the years ended December 28, 2008, December 30, 2007 or December 31, 2006.

(16)	Related-party Transactions

Advisory fees

SCC Holding - In 2004, the Company and SCIC entered into a management agreement with SCC Holding providing for, among other items, the payment by SCIC of an annual advisory fee of $2.5 million to SCC Holding. On December 19, 2008, the Company and SCIC entered into an amendment to this management agreement. The amendment provides that SCC Holdings will not receive any fees under its management agreement for the fiscal year ended December 28, 2008; therefore, no expense was incurred by the Company during the 2008 fiscal year related to this agreement. Pursuant to the agreement, the Company incurred $2.5 million of advisory fees in each of the 2007 and 2006 fiscal years. As of December 30, 2007, amounts accrued on the Company’s Consolidated Balance Sheet were $2.5 million related to the advisory fee for the 2007 fiscal year, which was subsequently paid during the third quarter of 2008 after the Company achieved certain financial covenants contained in its First Lien.

Vestar - In 2004, SCIC also entered into a management agreement with Vestar pursuant to which SCIC will pay Vestar an $800,000 annual advisory fee, plus reimbursement of its expenses. On December 19, 2008, the Company and Vestar entered into an amendment to this management agreement. The amendment provides that Vestar will not receive any advisory fees under its management agreement for the fiscal year ended December 28, 2008; therefore, no expense was incurred by the Company during the 2008 fiscal year related to this agreement. Pursuant to the agreement, the Company incurred $0.8 million of advisory fees in each of the 2007 and 2006 fiscal years. Out of pocket expenses incurred in 2008, 2007 and 2006, were approximately $0.2 million, $0.8 million and $0.1 million, respectively. As of December 28, 2008, $0.1 million was accrued for out of pocket expenses. As of December 30, 2007, $1.5 million was accrued for advisory fees and out of pocket expenses on the Company’s Consolidated Balance Sheet, which were subsequently paid by the end of the third quarter of 2008.

In December 2006, the Company’s First Lien was amended to, among other things, provide that beginning in 2007, SCC Holding and Vestar may not receive payment for management services unless the Company meets certain financial covenants contained in the First Lien. All amounts accrued for outstanding management fees were paid during the third quarter of 2008.

Interest-free loans

In July 2008, the Company extended an interest-free loan of $0.2 million to one of its executive officers. The loan is included in other long-term assets on the Company’s Consolidated Balance Sheet as of December 28, 2008. The Company had previously extended an interest-free loan of $0.2 million to one of its executive officers in September 2007, which was fully repaid in January 2008.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17)	Commitments and Contingencies

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

(18)	Government Obligations

The Company entered into agreements with the City of Chicago (“City”) and the State of Illinois (“State”) relating to its 2001 acquisition of certain property located in Chicago, Illinois. Pursuant to these agreements, the City paid a portion of the 2001 purchase price on behalf of the Company in the form of cash and the issuance of a note. The State also provided a grant to the Company. Under the agreements, the Company is required to fulfill certain obligations relating to development of the property and retention of a certain number of employees. The Company’s intention is no longer to develop the property, but rather sell the property and it expects that these obligations will either transfer to a new owner or be repaid from the proceeds of a sale. The obligations total approximately $16.2 million and are included in other current liabilities in the accompanying Consolidated Balance Sheets, of which approximately $3.0 million is interest bearing. Accrued interest of $2.3 million and $1.9 million related to the note is included in other current liabilities as of December 28, 2008 and December 30, 2007, respectively.

In the first quarter of 2007, the Company had entered into a purchase and sale agreement to sell the property (Note 4). The purchase and sale agreement provided that, upon the closing of the sale, the obligations of the Company to the City and State would be satisfied or the Company would otherwise be released from such obligations. The purchase and sale agreement was terminated in December 2008.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19)	Segments

The Company reports the results of its segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company manages and evaluates its operations in two reportable segments: North America and Europe. Both of these segments produce a broad array of disposable food service products, which are available in paper, plastic and foam. The operating segments are managed separately based on the products and requirements of the different markets. North America includes all U.S. entities, Canada, Mexico, Corporate and Puerto Rico and Europe includes all U.K. entities. Other includes Australia and Panama. The segment information below excludes discontinued operations (Note 3).

The accounting policies of the operating segments are the same as those described in Note 2. Segment operating results are measured based on operating income (loss). Intersegment net sales are accounted for on an arm’s length pricing basis.

No individual customer accounted for greater than 10% of consolidated net sales in fiscal years 2008, 2007 or 2006. It is not practical for the Company to report revenues from external customers for each product and service or each group of similar products.

(In thousands)	North America	Europe	Other	Total Segments	Eliminations	Total
Year ended December 28, 2008
Revenues from external customers	$1,723,444	$109,383	$14,207	$1,847,034	$—	$1,847,034
Intersegment net sales	21,540	—	—	21,540	(21,540)	—
Operating income	64,298	1,002	100	65,400	198	65,598
Depreciation and amortization	77,333	4,500	428	82,261	—	82,261
Capital expenditures	74,557	4,610	531	79,698	—	79,698
Property, plant and equipment, net	491,797	16,640	2,692	511,129	—	511,129
Total assets at year end	1,039,505	70,200	11,081	1,120,786	(46,991)	1,073,795
Year ended December 30, 2007
Revenues from external customers	$1,996,838	$100,456	$12,808	$2,110,102	$—	$2,110,102
Intersegment net sales	19,986	—	47	20,033	(20,033)	—
Operating income	51,098	2,363	1,916	55,377	(94)	55,283
Depreciation and amortization	91,516	4,090	600	96,206	—	96,206
Capital expenditures	41,936	4,638	914	47,488	—	47,488
Property, plant and equipment, net	514,597	22,666	2,586	539,849	—	539,849
Total assets at year end	1,142,102	78,508	11,334	1,231,944	(28,769)	1,203,175
Year ended December 31, 2006
Revenues from external customers	$2,022,582	$88,916	$12,462	$2,123,960	$—	$2,123,960
Intersegment net sales	18,339	—	—	18,339	(18,339)	—
Operating (loss) income	(227,882)	(18,869)	253	(246,498)	(241)	(246,739)
Depreciation and amortization	93,091	3,498	610	97,199	—	97,199
Capital expenditures	51,347	3,113	433	54,893	—	54,893

Net sales by customer group for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 were as follows:

(In thousands)	Year Ended December 28, 2008	Year Ended December 30, 2007	Year Ended December 31, 2006
Foodservice	$1,536,728	$1,732,601	$1,797,840
Consumer	310,306	377,501	326,120

Net sales	$1,847,034	$2,110,102	$2,123,960

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic information:

Net sales from external customers by customer location are determined based on where the Company’s products were delivered. Long-lived assets include property, plant and equipment, net; goodwill; intangible assets, net; and certain other non-current assets.

(In thousands)	Year Ended December 28, 2008	Year Ended December 30, 2007	Year Ended December 31, 2006
United States	$1,511,148	$1,773,316	$1,796,269
Other countries	335,886	336,786	327,691

Revenues from external customers	$1,847,034	$2,110,102	$2,123,960

United States	$481,853	$503,809	$677,820
Other countries	65,982	85,712	79,455

Total long-lived assets	$547,835	$589,521	$757,275

Reconciliation:

(In thousands)	Year Ended December 28, 2008	Year Ended December 30, 2007	Year Ended December 31, 2006
Total segment and other operating income (loss)	$65,400	$55,377	$(246,498)
Elimination of intersegment operating income	198	(94)	(241)
Interest expense	(62,725)	(83,271)	(77,551)
Interest income	1,101	2,177	2,259
Loss on debt extinguishment	—	(3,962)	—
Foreign currency exchange (loss) gain, net	(14,107)	4,090	6,863
Other, net	—	184	(55)

Loss from continuing operations before income taxes	$(10,133)	$(25,499)	$(315,223)

(20)	Valuation and Qualifying Accounts

The valuation and qualifying account is allowance for doubtful accounts. The changes in this account for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 were as follows (in thousands):

	Beginning balance	Charged to costs and expenses	Charged to other accounts (1)	Deductions	Ending balance
Allowance for doubtful accounts
2008	$1,348	$584	$136	$(615)	$1,453
2007	2,252	39	4	(947)	1,348
2006	3,929	1,174	38	(2,889)	2,252

(1)	Charged to other accounts includes recoveries received, reclassifications and cumulative translation adjustments for translation of foreign accounts.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(21)	Correction of Immaterial Errors in Prior Period Financial Statements

The Company has determined that certain of its previously filed financial statements had been misstated. In order to assess materiality with respect to these misstatements, it applied the concepts set forth in Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined that the correction of prior year financial statements was immaterial. Accordingly, the Company’s consolidated balance sheet as of December 30, 2007 and the related consolidated statements of operations, shareholder’s equity and comprehensive income (loss), and cash flows for the years ended December 30, 2007 and December 31, 2006 included in this Form 10-K reflect the correction of these immaterial errors. The accompanying notes have also been revised, as necessary. The accounting issues requiring the correction of immaterial errors are described below.

Governmental Obligations

The Company has obligations to the City of Chicago (“City”) and the State of Illinois (“State”) related to its 2001 acquisition of certain property located in Chicago, Illinois as described in Note 18. The Company has not historically included these obligations as liabilities in its consolidated financial statements; the amounts were recorded net against the property acquired. In the accompanying consolidated financial statements, the Company has corrected this accounting error and increased the carrying value of the property by $16.2 million with an offsetting increase in other current liabilities. In the first quarter of 2007, the Company entered into a purchase and sale agreement to sell the property. Accordingly, the increased carrying value of the property is included in assets held for sale on the consolidated balance sheet for fiscal year 2007. The purchase and sale agreement was terminated in December 2008; therefore, the property was reclassified from assets held for sale to property, plant and equipment, net on the consolidated balance sheet for fiscal year 2008.

The Company also recognized interest on the interest bearing note, described in Note 18, resulting in a decrease to retained earnings as of the end of fiscal year 2005 of $1.2 million and additional interest expense of $0.3 million and $0.4 million for the fiscal years 2006 and 2007, respectively. Accrued interest included in other current liabilities as of December 30, 2007 was increased by $1.9 million. The quarterly financial data presented in Note 22 reflects the additional interest expense in the previously reported quarters of fiscal years 2008 and 2007.

Accounts Receivable Credits

In the third quarter of fiscal year 2008, the Company completed its review of identified open accounts receivable credits that had not been properly accounted for in prior periods. The correction of these accounting errors resulted in an increase in previously reported net sales and accounts receivable. The impact of this correction resulted in an increase to retained earnings as of the end of fiscal year 2005 of $0.1 million and increases to reported net sales and accounts receivable for the fiscal years 2006 and 2007 of $1.0 million and $3.9 million, respectively, and resulting increases in net income of $1.0 million and $3.9 million, respectively. The cumulative impact of the correction resulted in an increase in the reported balance of accounts receivable of $5.1 million and an increase in other current liabilities of $0.1 million on the Company’s consolidated balance sheet as of December 30, 2007.

The correction of this immaterial error was previously reported in the Company’s Form 10-Q for the thirteen weeks ended September 28, 2008, which noted that sales and accounts receivable had been increased by $0.5 million and $0.3 million over the previously reported first and second quarters in fiscal year 2008. The quarterly financial data presented in Note 22 includes the impact of these corrections.

Loss on Asset Disposals

In the fourth quarter of fiscal year 2008, the Company noted that it had not properly accounted for the disposition of assets on a timely basis. The correction of this error resulted in the recognition of a loss on asset disposals in the fourth quarter of 2007 of $0.6 million offset by a corresponding decrease in property, plant and equipment. The Company’s consolidated balance sheet and consolidated income statement for fiscal year 2007 have been revised accordingly.

In addition, the Company revised its quarterly reporting in fiscal year 2008 to recognize losses on asset disposals of $2.2 million and $3.5 million in the first and third quarters, respectively. The correction included the reversal of depreciation expense which had been recognized during the first three quarters of 2008 totaling $0.2 million. The quarterly financial data presented in Note 22 has been revised to include these changes to the fourth quarter of 2007 and the first three quarters of 2008.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Held for Sale - Impairment Loss

In the fourth quarter of fiscal year 2007, the Company recognized an impairment loss of $3.0 million related to assets held for sale as described in Note 4. In the Company’s Consolidated Balance Sheet included in its Form 10-K for the fiscal year ended December 30, 2007, the impairment loss was reflected as a reduction in property, plant and equipment; however, it should have been reflected as a reduction of assets held for sale. This error was corrected in the Company’s Form 10-Q for the thirteen weeks ended March 30, 2008 and has no effect on its consolidated statement of operations in any reported period.

Classification of Interest Rate Swaps

In the Company’s December 30, 2007 consolidated balance sheet in its 2007 Form 10-K, the fair value of interest rate swaps of $7.1 million was incorrectly included in other current liabilities. Based on their stated expiration dates, these instruments should have been included in non-current liabilities. This error was corrected in the Company’s Form 10-Q for the thirteen weeks ended March 30, 2008 and has no effect on its consolidated statement of operations in any reported period. See Note 11.

Guarantor Financial Statements

The Company’s guarantor disclosures have been revised to correct immaterial errors which had been presented in previously issued financial statements. These errors involve offsetting adjustments among the consolidating subsidiaries and do not affect the Company’s consolidated financial statements for any period. The guarantor disclosures have been revised to correct the errors, as described in Note 23.

Summary of Financial Statement Impacts

The following table sets forth the effects of the correcting adjustments on retained earnings (accumulated deficit) as of the end of fiscal year 2005 (in millions):

January 1, 2006
Retained earnings, as previously reported	$125.3
Government obligations	(1.2)
Accounts receivable credits	0.1

Retained earnings, as corrected	$124.2

The impacts on reported net income to correct these immaterial errors are summarized as follows (in millions):

	2007	2006
Increase (decrease)
Net income (loss), as previously reported	$68.2	$(375.1)
Government obligations	(0.4)	(0.3)
Accounts receivable credits	3.9	1.0
Loss on asset disposals	(0.6)	—

Total correction adjustments	2.9	0.7

Net income (loss), as revised	$71.1	$(374.4)

The impacts on the Company’s consolidated balance sheet to correct these immaterial errors are summarized as follows (in millions):

December 30, 2007
Increase (decrease)
Accounts receivable	$5.1
Assets held for sale	13.2
Property, plant and equipment	2.4
Other current liabilities	11.1
Other liabilities (noncurrent)	7.1
Retained earnings	2.5

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22)	Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited financial data for quarterly periods during fiscal years 2008 and 2007.

(In millions)	4Q 2008	3Q 2008	2Q 2008	1Q 2008	4Q 2007	3Q 2007	2Q 2007	1Q 2007
Net sales	$404.3	$462.2	$518.7	$461.8	$522.2	$527.2	$577.0	$483.7
Gross profit	43.5	60.1	76.3	67.9	75.1	61.6	78.2	35.5
Net (loss) income	(12.8)	(8.0)	8.4	0.3	98.7	6.4	4.0	(38.0)

The results for the first three fiscal quarters in 2008 and all fiscal quarters in 2007 have been adjusted to reflect the correction of immaterial errors in the Company’s prior period financial statements described in Note 21. The tables below reflect the amounts as previously reported in the Company’s Forms 10-Q for the first three quarters of 2008 and its Form 10-K for the fiscal year ended December 30, 2007.

				3Q 2008			2Q 2008			1Q 2008
(in millions)				As Previously Reported	Corrections	As Corrected	As Previously Reported	Corrections	As Corrected	As Previously Reported	Corrections	As Corrected
Net sales				$462.2	$—	$462.2	$518.5	$0.2	$518.7	$461.3	$0.5	$461.8
Gross profit				60.0	0.1	60.1	75.9	0.4	76.3	67.4	0.5	67.9
Net income (loss)				(4.6)	(3.4)	(8.0)	8.3	0.1	8.4	2.1	(1.8)	0.3

	4Q 2007			3Q 2007			2Q 2007			1Q 2007
(in millions)	As Previously Reported	Corrections	As Corrected	As Previously Reported	Corrections	As Corrected	As Previously Reported	Corrections	As Corrected	As Previously Reported	Corrections	As Corrected
Net sales	$521.6	$0.6	$522.2	$526.1	$1.1	$527.2	$575.9	$1.1	$577.0	$482.7	$1.0	$483.7
Gross profit	74.5	0.6	75.1	60.5	1.1	61.6	77.1	1.1	78.2	34.5	1.0	35.5
Net income (loss)	98.5	0.2	98.7	5.4	1.0	6.4	3.1	0.9	4.0	(38.8)	0.8	(38.0)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23)	Guarantors

On February 27, 2004, with an effective date of February 22, 2004, the Company acquired SF Holdings. The Company partially funded this acquisition through the issuance of the 8.5% Senior Subordinated Notes. The 8.5% Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s subsidiaries. The consolidated guarantors include the following: Solo Cup Company (“Solo Delaware”), P.R. Solo Cup, Inc., SF Holdings Group, Inc., Solo Cup Operating Corporation (formerly known as Sweetheart Cup Company Inc.), Solo Manufacturing LLC, Lily-Canada Holding Corporation, Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited. The following financial information presents the guarantors and non-guarantors of the 8.5% Senior Subordinated Notes, in accordance with Rule 3-10 of Regulation S-X.

	Condensed Consolidated Balance Sheet December 28, 2008 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$40,310	$1,028	$16,166	$—	$57,504
Cash in escrow	—	50	—	—	50
Accounts receivable:
Trade	—	104,876	16,126	—	121,002
Other	—	137,044	247	(134,252)	3,039
Inventories	—	264,177	20,911	(1,827)	283,261
Deferred income taxes	—	21,647	(209)	444	21,882
Prepaid expenses and other current assets	—	35,170	3,702	—	38,872

Total current assets	40,310	563,992	56,943	(135,635)	525,610
Property, plant and equipment, net	—	479,697	31,432	—	511,129
Goodwill and intangible assets, net	—	15,459	—	—	15,459
Other assets	69,594	48,507	2,805	(99,309)	21,597

Total assets	$109,904	$1,107,655	$91,180	$(234,944)	$1,073,795

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$40,508	$151,335	$17,168	$(134,252)	$74,759
Accrued expenses and other current liabilities	12,673	86,278	5,442	—	104,393

Total current liabilities	53,181	237,613	22,610	(134,252)	179,152
Long-term debt, net of current maturities	—	716,475	347	—	716,822
Deferred income taxes	—	28,559	2,291	—	30,850
Other liabilities	10,584	102,802	10,219	(7,926)	115,679

Total liabilities	63,765	1,085,449	35,467	(142,178)	1,042,503

Shareholder’s equity:
Common stock	—	—	843	(843)	—
Additional paid-in capital	45,875	266,504	24,158	(81,542)	254,995
Retained earnings (accumulated deficit)	11,220	(228,878)	36,792	(10,381)	(191,247)
Accumulated other comprehensive loss	(10,956)	(15,420)	(6,080)	—	(32,456)

Total shareholder’s equity	46,139	22,206	55,713	(92,766)	31,292

Total liabilities and shareholder’s equity	$109,904	$1,107,655	$91,180	$(234,944)	$1,073,795

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheet December 30, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(as corrected)	(as corrected)			(as corrected)
Assets
Current assets:
Cash and cash equivalents	$10,464	$4,881	$18,238	$—	$33,583
Accounts receivable:
Trade	—	147,690	17,447	—	165,137
Other	89,968	68,540	505	(149,190)	9,823
Inventories	—	280,301	22,435	(1,699)	301,037
Deferred income taxes	—	40,470	707	445	41,622
Prepaid expenses and other current assets	17	58,336	3,578	(1)	61,930

Total current assets	100,449	600,218	62,910	(150,445)	613,132
Property, plant and equipment, net	—	500,515	39,334	—	539,849
Goodwill and intangible assets, net	—	23,162	—	—	23,162
Other assets	74,042	49,672	2,624	(99,306)	27,032

Total assets	$174,491	$1,173,567	$104,868	$(249,751)	$1,203,175

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$117,155	$101,511	$17,085	$(149,189)	$86,562
Accrued expenses and other current liabilities	13,513	105,921	10,308	—	129,742

Total current liabilities	130,668	207,432	27,393	(149,189)	216,304
Long-term debt, net of current maturities	—	754,285	1,912	—	756,197
Deferred income taxes	—	50,711	3,697	—	54,408
Other liabilities	7,070	78,260	10,335	(7,926)	87,739

Total liabilities	137,738	1,090,688	43,337	(157,115)	1,114,648
Shareholder’s equity:
Common stock	—	—	843	(843)	—
Additional paid-in capital	45,875	266,504	24,158	(81,542)	254,995
(Accumulated deficit) retained earnings	(2,311)	(195,151)	28,674	(10,251)	(179,039)
Accumulated other comprehensive (loss) income	(6,811)	11,526	7,856	—	12,571

Total shareholder’s equity	36,753	82,879	61,531	(92,636)	88,527

Total liabilities and shareholder’s equity	$174,491	$1,173,567	$104,868	$(249,751)	$1,203,175

The prior period condensed financial statements presented, including the above December 30, 2007 Consolidated Balance Sheet, and the following Consolidated Statements of Operations for the years ended December 30, 2007 and December 31, 2006, reflect the correction of an immaterial error related to interest (income) expense, net, between the guarantor columns: Solo Delaware and Other Guarantors. The Company determined that the calculation of interest on intercompany loans from Solo Delaware to certain Other Guarantors was not in accordance with the respective agreements. Therefore, the interest income for Solo Delaware and interest expense for Other Guarantors has been increased by $8.7 million and $6.6 million for the years ended December 30, 2007 and December 31, 2006, respectively, to reflect the appropriate amount for each period. These adjustments were equal and offsetting such that total interest (income) expense for the combined guarantors was not changed. The cumulative effect to the December 30, 2007 Consolidated Balance Sheet was a $22.0 million decrease to Solo Delaware’s accumulated deficit and an increase of $22.0 million to Other Guarantors’ accumulated deficit.

The December 30, 2007 Consolidated Balance Sheet above, and the following Consolidated Statements of Operations for the years ended December 30, 2007 and December 31, 2006, also reflect the immaterial correction of errors described in Note 21, which are related to Other Guarantors. The combined impact of these corrections, the correction related to interest expense (described above) and deferred income taxes (described below), to the Other Guarantors previously issued financial statements was a net decrease of $5.8 million and $8.1 million to net income for the fiscal years ended December 30, 2007 and December 31, 2006, respectively. The combined impact of the corrections related to interest expense and deferred income taxes to Solo Delaware’s previously issued financial statements was a net increase of $8.7 million to net income for each of the fiscal years ended December 30, 2007 and December 31, 2006. The combined cumulative effect of these corrections to the December 30, 2007 Consolidated Balance Sheet was a $22.0 million decrease to Solo Delaware’s accumulated deficit and an increase of $19.5 million to Other Guarantors’ accumulated deficit.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations For the Year Ended December 28, 2008 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,741,985	$203,297	$(98,248)	$1,847,034
Cost of goods sold	—	1,514,810	182,577	(98,117)	1,599,270

Gross profit	—	227,175	20,720	(131)	247,764
Selling, general and administrative expenses	17	148,740	10,850	(1)	159,606
Loss on asset disposals	—	22,513	47	—	22,560

Operating (loss) income	(17)	55,922	9,823	(130)	65,598
Interest (income) expense, net	(13,702)	75,319	7	—	61,624
Foreign currency exchange loss (gain), net	—	15,910	(1,803)	—	14,107

Income (loss) from continuing operations before income taxes	13,685	(35,307)	11,619	(130)	(10,133)
Income tax provision (benefit)	154	(1,467)	3,380	—	2,067

Income (loss) from continuing operations	13,531	(33,840)	8,239	(130)	(12,200)
Loss from discontinued operations, net of income tax provision of $0	—	(628)	—	—	(628)
Gain on sale of discontinued operations, net of income tax provision of $0	—	777	—	—	777

Net income (loss)	$13,531	$(33,691)	$8,239	$(130)	$(12,051)

	Consolidated Statement of Operations For the Year Ended December 30, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(as corrected)	(as corrected)			(as corrected)
Net sales	$—	$1,992,188	$214,171	$(96,257)	$2,110,102
Cost of goods sold	—	1,766,879	188,428	(95,624)	1,859,683

Gross profit	—	225,309	25,743	(633)	250,419
Selling, general and administrative expenses	(451)	192,928	11,255	(89)	203,643
Gain on asset disposals	—	(7,234)	(1,273)	—	(8,507)

Operating income	451	39,615	15,761	(544)	55,283
Interest expense, net	4,194	76,496	404	—	81,094
Loss on debt extinguishment	—	3,962	—	—	3,962
Foreign currency exchange gain, net	—	(2,158)	(1,932)	—	(4,090)
Other income, net	—	(184)	—	—	(184)

(Loss) income from continuing operations before income taxes	(3,743)	(38,501)	17,289	(544)	(25,499)
Income tax provision (benefit)	1,157	(25,362)	4,744	—	(19,461)

(Loss) income from continuing operations	(4,900)	(13,139)	12,545	(544)	(6,038)
Income (loss) from discontinued operations, net of income tax provision of $3,043	—	3,107	(3,251)	—	(144)
Gain on sale of discontinued operations, net of income tax provision of $17,671	—	77,263	—	—	77,263

Net (loss) income	$(4,900)	$67,231	$9,294	$(544)	$71,081

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations For the Year Ended December 31, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(as corrected)	(as corrected)			(as corrected)
Net sales	$—	$2,014,980	$191,146	$(82,166)	$2,123,960
Cost of goods sold	—	1,835,624	167,131	(81,444)	1,921,311

Gross profit	—	179,356	24,015	(722)	202,649
Selling, general and administrative expenses	903	204,951	10,688	(122)	216,420
Impairment of goodwill	18,988	209,431	118	—	228,537
Loss on asset disposals	—	4,363	68	—	4,431

Operating (loss) income	(19,891)	(239,389)	13,141	(600)	(246,739)
Interest (income) expense, net	(279)	74,622	949	—	75,292
Foreign currency exchange gain, net	—	(6,353)	(510)	—	(6,863)
Other expense (income), net	—	62	(7)	—	55

(Loss) income from continuing operations before income taxes	(19,612)	(307,720)	12,709	(600)	(315,223)
Income tax (benefit) provision	(4,638)	56,277	5,090	(445)	56,284

(Loss) income from continuing operations	(14,974)	(363,997)	7,619	(155)	(371,507)
Income (loss) from discontinued operations, net of income tax provision of $235	—	1,252	(4,113)	—	(2,861)

Net (loss) income	$(14,974)	$(362,745)	$3,506	$(155)	$(374,368)

The Statement of Operations for the year ended December 31, 2006 includes an adjustment between Solo Delaware and the other guarantors reflecting a correction of an immaterial error during this period which related to deferred income taxes. For the year ended December 31, 2006, the income tax benefit for Solo Delaware was increased by $2.1 million and the income tax provision for the other guarantors was increased by $2.1 million. There was no impact to the consolidated income tax provision (benefit) or the Statement of Cash Flows during the period affected.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Statement of Cash Flows For the Year Ended December 28, 2008 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities – continuing operations	$14,315	$117,116	$1,146	$132,577
Net cash used in operating activities – discontinued operations	—	(638)	—	(638)

Net cash provided by operating activities	14,315	116,478	1,146	131,939

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	—	10,464	39	10,503
Proceeds from sale of discontinued operations	—	850	—	850
Increase in cash in escrow	—	(50)	—	(50)
Purchases of property, plant and equipment	—	(77,031)	(2,667)	(79,698)

Net cash used in investing activities	—	(65,767)	(2,628)	(68,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving credit facilities	(2,100)	—	—	(2,100)
Repayments of term notes	(36,696)	—	(1,386)	(38,082)
Repayments of other debt	—	(135)	—	(135)
Repayment of capital to parent	54,327	(54,327)	—	—

Net cash used in financing activities	15,531	(54,462)	(1,386)	(40,317)

Effect of exchange rate changes on cash	—	(102)	796	694

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,846	(3,853)	(2,072)	23,921
CASH AND CASH EQUIVALENTS, beginning of period	10,464	4,881	18,238	33,583

CASH AND CASH EQUIVALENTS, end of period	$40,310	$1,028	$16,166	$57,504

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Statement of Cash Flows For the Year Ended December 30, 2007 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities – continuing operations	$397,595	$(320,714)	$10,067	$86,948
Net cash provided by (used in) operating activities – discontinued operations	—	8,868	(238)	8,630

Net cash provided by (used in) operating activities	397,595	(311,846)	9,829	95,578

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from asset disposals	—	140,853	2,616	143,469
Proceeds from sale of discontinued operations	—	210,043	—	210,043
Purchases of property, plant and equipment	—	(44,758)	(2,730)	(47,488)

Net cash provided by (used in) investing activities – continuing operations	—	306,138	(114)	306,024
Net cash provided by (used in) investing activities – discontinued operations	—	148	(533)	(385)

Net cash provided by (used in) investing activities	—	306,286	(647)	305,639

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving credit facilities	(72,500)	—	(94)	(72,594)
Repayments of the term notes and other debt, net	(313,475)	(228)	(6,189)	(319,892)
Return of capital to parent	(2,007)	—	—	(2,007)
Debt issuance costs	(380)	—	—	(380)

Net cash used in financing activities – continuing operations	(388,362)	(228)	(6,283)	(394,873)
Net cash used in financing activities – discontinued operations	—	—	(72)	(72)

Net cash used in financing activities	(388,362)	(228)	(6,355)	(394,945)

Effect of exchange rate changes on cash	—	(146)	1,066	920

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,233	(5,934)	3,893	7,192
CASH AND CASH EQUIVALENTS, beginning of year	1,231	10,815	14,345	26,391

CASH AND CASH EQUIVALENTS, end of year	$10,464	$4,881	$18,238	$33,583

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Statement of Cash Flows For the Year Ended December 31, 2006 (In thousands)
	Solo Delaware	Other Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities – continuing operations	$(120,136)	$53,704	$13,423	$(53,009)
Net cash provided by operating activities – discontinued operations	—	831	634	1,465

Net cash (used in) provided by operating activities	(120,136)	54,535	14,057	(51,544)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from asset disposals	—	2,412	9	2,421
Decrease in cash in escrow	15,000	—	—	15,000
Purchases of property, plant and equipment	—	(52,330)	(2,563)	(54,893)

Net cash provided by (used in) investing activities – continuing operations	15,000	(49,918)	(2,554)	(37,472)
Net cash (used in) provided by investing activities – discontinued operations	—	(2,506)	6,149	3,643

Net cash provided by (used in) investing activities	15,000	(52,424)	3,595	(33,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facilities	42,525	—	(575)	41,950
Borrowings under the term notes and other debt	80,000	1,934	—	81,934
Repayments of the term notes	(8,125)	—	(1,178)	(9,303)
Contribution of capital from parent	(651)	—	—	(651)
Debt issuance costs	(7,805)	—	(204)	(8,009)

Net cash provided by (used in) financing activities – continuing operations	105,944	1,934	(1,957)	105,921
Net cash used in financing activities – discontinued operations	—	—	(6,163)	(6,163)

Net cash provided by (used in) financing activities	105,944	1,934	(8,120)	99,758

Effect of exchange rate changes on cash	—	155	(236)	(81)

NET INCREASE IN CASH AND CASH EQUIVALENTS	808	4,200	9,296	14,304
CASH AND CASH EQUIVALENTS, beginning of year	423	6,615	5,049	12,087

CASH AND CASH EQUIVALENTS, end of year	1,231	10,815	14,345	26,391
Less: Cash and cash equivalents – discontinued operations	—	2,823	3,134	5,957

Cash and cash equivalents – continuing operations	$1,231	$7,992	$11,211	$20,434

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 28, 2008 and all material weaknesses in our internal control over financial reporting previously reported have been remediated and no longer exist as of December 28, 2008.

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

Based on our assessment using those criteria, management concluded that the Company’s internal control over financial reporting as of December 28, 2008 was effective.

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

Changes in Disclosure Controls and Procedures

During the fourth quarter of 2008, we completed an implementation of a new tax software system that affects our income tax compliance by revising the controls over the development of our tax provision, the related disclosures and reconciliations, and compliance activities by automating the journal entries and supporting calculations, review and approval process, and centralizing the supporting documentation. This system implementation has resulted in a significant change to our internal controls, and we continue to refine our processes and system of internal control over financial reporting in order to address the impact of this software change. While we believe the changes have improved and strengthened our overall system of internal control, there are inherent risks associated with implementing software changes. We believe that our controls in the affected areas, as modified, continue to be designed appropriately and operate effectively.

In addition, during the year we identified and corrected several immaterial errors in prior period financial statements (see Note 21 in Item 8. Financial statements and supplementary data of this Form 10-K) and, as part of that process, we believe we have made several improvements to our internal controls over financial reporting, which were operating effectively during the fourth quarter. The most significant changes related to process improvements for the issuance of accounts receivable credits and the disposal or retirement of fixed assets. With respect to accounts receivable credit processing, we have taken several steps to ensure that work flows for authorizing and issuing credit memoranda are documented, systematized, coordinated and appropriately reviewed in a timely manner. Such changes included reorganizing personnel within the finance department, centralizing the responsibility for issuing credits, implementing a new account management system, and modifying the routing of credit memoranda. With respect to fixed asset disposals and retirements, we have augmented our process by implementing a control log to ensure we have obtained the required approvals throughout the process, from the request through disposition of the asset. Additionally, the monthly reconciliation of the fixed asset sub-ledger has been simplified through enhanced reporting capabilities, and we have initiated a quarterly subsidiary ledger review process to help ensure the accuracy of our fixed assets. Lastly, throughout the year, the Company has continued to refine and strengthen the processes senior management uses to monitor overall activity and effectiveness of controls, including conducting monthly and quarterly reviews of financial and operating results as well as performing an annual review and refinement of financial policies and procedures in the fourth quarter. We believe that, in the aggregate, these changes have resulted in a significant improvement to our internal controls during the fourth quarter. We continue to regularly review our system of internal control over financial reporting and make appropriate changes to our processes and systems as necessary to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.

Item 9B.	Other Information.

Effective March 10, 2009, Stephen E. Macadam, a director of the Company designated by Vestar, resigned his position as a director of the Company. Mr. Macadam did not resign due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Vestar has not yet appointed a replacement for Mr. Macadam.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and current position of our executive officers and directors as of March 12, 2009.

Name	Age	Position	Date First Elected
Kevin A. Mundt	55	Chairman of the Board, Chairman of the Audit Committee, Member of the Compensation Committee	12/15/06(1)
Robert L. Hulseman	76	Chairman Emeritus of the Board	1/29/04(2)
Robert M. Korzenski	54	Chief Executive Officer, President and Director	4/15/04(2)
Robert D. Koney, Jr.	52	Chief Financial Officer and Executive Vice President	4/2/07
Thomas A. Pasqualini	51	Executive Vice President – Supply Chain and Logistics	4/15/04(2)
Jan Stern Reed	49	Executive Vice President – Human Resources, General Counsel and Secretary	11/30/04(2)
Robert J. Fronberry	54	Chief Information Officer and Senior Vice President	11/12/07
Steven J. Jungmann	45	Senior Vice President – Consumer Sales and Marketing	4/10/07
Peter J. Mendola	52	Senior Vice President – Operations	4/2/07
Malcolm S. Simmonds	46	Senior Vice President – Foodservice Sales and Marketing	4/2/07
Neil Harrison	56	Director, Member of the Audit Committee	4/2/07
James R. Hulseman	57	Director	8/3/07
John D. Hulseman	52	Director	8/3/07
Sheila M. Hulseman	73	Director	1/29/04
Jeffrey W. Long	52	Director, Chair of the Compensation Committee	12/15/06(1)
Daniel S. O’Connell	55	Director, Member of the Compensation Committee	2/28/04(1)
Brian P. O’Connor	33	Director, Member of the Audit Committee	4/3/08(1)

(1)

Messrs Long, Mundt, O’Connell and O’Connor are each employees and equity owners of Vestar Capital Partners, an affiliate of the Company due to their ownership of 32.7% of the voting stock of SCIC, the Company’s parent.

(2)

Please refer to the identified individual’s biography set forth below for additional Director or Executive positions held by such individual while at the Company and the term such position(s) was held.

Kevin A. Mundt is a director and has served as Chairman of the Board since December 2006. Mr. Mundt is a managing director of Vestar Capital Partners which he joined in 2004. Previously he was a Managing Director of Mercer Oliver Wyman, the financial consulting arm of Marsh and McLennan from 1998 to 2003. Prior to that, beginning in 1983, he was one of the founders of Corporate Decisions, Inc., which was acquired by Marsh and McLennan. Mr. Mundt is also currently a director of Birds Eye Foods, Sunrise Medical, MediMedia, Fiorucci, SpA, National Mentor and Sun Products Corporation.

Robert L. Hulseman is a director and has served as Chairman Emeritus since December 2006. He served as Chairman and Chief Executive Officer of the Company from January 2004 until December 2006. Mr. Hulseman served as Chairman and Chief Executive Officer of Solo Illinois from January 1998 to October 2005 and served as a director of Solo Illinois from April 1956 to June 2005. He began his career in the disposable foodservice and food packaging products industry with Solo Cup Company in 1950. Mr. Hulseman is also the husband of Sheila M. Hulseman, and the uncle of James R. and John D. Hulseman, each directors of the Company.

Robert M. Korzenski is a director and Chief Executive Officer and President of the Company, having served as director and President since April 2006 and as the Chief Executive Officer since August 2006. Prior to that, he served as Executive Vice President – Sales and Marketing of the Company from February 2005 until April 2006. Prior to that, he served as Senior Vice President – Integration; Hoffmaster-Fonda Brands of Solo Cup Company and Solo Illinois from February 2004 to February 2005. Mr. Korzenski served as President of the Hoffmaster brand of Sweetheart from March 2002 until February 2004. Prior to that, Mr. Korzenski served at The Fonda Group, Inc. from March 1995 until March 2002, where he was President and Chief Operating Officer from March 1998 to March 2002.

Robert D. Koney, Jr. is Chief Financial Officer and Executive Vice President of the Company, having served in that capacity since April 2007. Prior to joining the Company, Mr. Koney was Chief Financial Officer and Senior Vice President of Russell

Corporation, an athletic and sporting goods company, from September 2004 to December 2006. Mr. Koney also served at Goodrich Corporation (NYSE: GR), a global supplier of systems and services to the aerospace and defense markets, from 1986 to 2004, where he was Vice President, Corporate Controller and Principal Accounting Officer from 1998 to 2004.

Thomas A. Pasqualini is Executive Vice President – Supply Chain and Logistics of the Company, having served in that capacity since June 2005 and Mr. Pasqualini also served in the capacity of Executive Vice President – Operations from April 2006 to April 2007. From July 2004 to June 2005, Mr. Pasqualini served as Senior Vice President – Global Supply Chain and from February 2004 to July 2004, he served as Senior Vice President – Integration: Sweetheart Brands of the Company and of Solo Illinois. From August 2002 to February 2004, Mr. Pasqualini served as Senior Vice President – Manufacturing and Logistics of Sweetheart. For five years prior to that, he was Vice President of Logistics and Distribution and director of Distribution at Sweetheart.

Jan Stern Reed is Executive Vice President – Human Resources, General Counsel and Secretary of the Company, having served in that capacity since April 2006. Prior to that, Ms. Reed served as Executive Vice President, General Counsel and Secretary of the Company from June 2005 to April 2006. From December 2004 to June 2005, she served as Senior Vice President, General Counsel and Secretary of the Company. Prior to joining the Company, Ms. Reed served as Associate General Counsel and Corporate Secretary for Baxter International Inc. (NYSE: BAX), a global developer and manufacturer of products used in the health care field, from February 1998 to November 2004, and also served as its Chief Governance Officer from March 2003 to November 2004.

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

Peter J. Mendola is Senior Vice President – Operations of the Company, having served in that capacity since April 2007. Prior to joining the Company, Mr. Mendola spent 19 years at Georgia Pacific/Dixie®, a world-wide manufacturer and marketer of tissue, packaging, paper, pulp and building products, most recently as Vice President – Paper Operations from 2004 until 2007 and Vice President – Supply Chain and Technical Services from 2001 to 2004.

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

Sheila M. Hulseman is a director of the Company, having served in that capacity since January 2004. Ms. Hulseman served as a director of Solo Illinois from April 1989 to June 2005. Ms. Hulseman is the wife of Robert L. Hulseman and the aunt of James R. and John D. Hulseman, each directors of the Company.

Jeffrey W. Long is a director of the Company, having served in that capacity since December 2006. Mr. Long has been a managing director of Vestar Capital Partners since September 2005. Before that, Mr. Long was a Principal at McKinsey and Company, Inc. from June 1999 to August 2005. Mr. Long is currently a director of St. John Knits International, Inc. and Consolidated Container Company, LLC.

Daniel S. O’Connell is a director of the Company, having served in that capacity since February 2004. Mr. O’Connell is the Chief Executive Officer and founder of Vestar Capital Partners. Prior to founding Vestar Capital Partners in 1998, Mr. O’Connell was a Managing Director and Co-Head of the Management Buyout Group at The First Boston Corporation. Mr. O’Connell is currently a director of Birds Eye Foods, Inc., Sun Products Corporation, Sunrise Medical, Inc., St. John Knits International, Inc., National Mentor and Radiation Therapy Services, Inc.

Brian P. O’Connor is a Director of the Company, having served in that capacity since April 2008. In August 2000, Mr. O’Connor joined Vestar and most recently has served as a Principal since January 2009. Prior to that time he served in other capacities including as Vice President from December 2006 to December 2008. Prior to joining Vestar, Mr. O’Connor was a member of the Merchant Banking group at Donaldson, Lufkin & Jenrette from August 1998 to June 2000.

Pursuant to the Stockholders Agreement between the Company, SCIC, Vestar, SCC Holding and certain other parties, Messrs. Mundt, Harrison, Long, Macadam, O’Connell and O’Connor serve on the Company’s board of directors as designees of Vestar; and Messrs. Korzenski, Robert L. Hulseman, James R. Hulseman, James D. Hulseman and Ms. Sheila M. Hulseman serve on the Company’s board of directors as designees of SCC Holding, and Mr. Mundt serves as Chairman of the board of the Company as Vestar’s designee to that position. There are no other arrangements or understandings between any member of the board of directors or executive officer and any other person pursuant to which that person was elected or appointed to his or her position.

Section 16(a) Beneficial Owner Reporting Compliance

The Company does not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Board Meetings and Committees

The Board of Directors of the Company maintains an Audit Committee and a Compensation Committee that each assists the Board of Directors in fulfilling its oversight responsibilities. The Audit Committee reviews the Company’s financial reporting process, its system of internal controls, the audit process and the process of monitoring the Company’s compliance with laws and regulations. The Board did not designate any director as the “audit committee financial expert,” as defined by the SEC. Mr. Mundt serves as the chair of the Company’s Audit Committee. Neither Mr. Mundt nor any of the Directors are considered “independent,” under the standards established by the New York Stock Exchange. The Compensation Committee reviews the Company’s employee benefit plans and executive compensation. The charters for each of the Audit Committee and Compensation Committee are available free of charge on the Company’s website, www.solocup.com, under the heading “Investor Relations” under the “About Solo” link. In 2008, the Board of Directors held eight meetings, the Audit Committee held four meetings and the Compensation Committee met once. No incumbent director attended fewer than 75 percent of the total meetings held by the Board of Directors. No incumbent directors, except for Mr. O’Connor attended fewer than 75 percent of the total committee meetings of the Board on which the director served. Set forth below is the Report issued by the Audit Committee for 2008.

AUDIT COMMITTEE REPORT

Management is responsible for the preparation, presentation and integrity of Solo Cup’s consolidated financial statements and the reporting process including Solo Cup’s internal controls over financial reporting and their effectiveness. The independent registered public accounting firm of KPMG LLP (KPMG) is responsible for performing an independent audit of Solo Cup’s consolidated financial statements. The Audit Committee’s responsibility is to monitor and oversee these activities and processes. In this context, the Audit Committee reports as follows:

1.	The Audit Committee has reviewed and discussed with management Solo Cup’s consolidated financial statements for the year ended December 28, 2008 and management has represented that the consolidated financial statements were prepared in accordance with generally accepted accounting principles;

2.	The Audit Committee also met privately with KPMG, and discussed issues deemed significant by KPMG including the matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees);

3.	The Audit Committee received the written disclosures and the letter from KPMG required by applicable requirements of Public Company Accounting Oversight Board regarding KPMG’s communications with the audit committee concerning independence, and has discussed with KPMG’s its independence from Solo Cup and its management; and

4.	The Audit Committee also has considered whether the provision by KPMG of non-audit services to Solo Cup is compatible with maintaining KPMG’s independence and pre-approved non-audit services performed by KPMG.

Based on the reviews and discussions referred above, the Audit Committee has recommended to the Board of Directors that the audited financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008 for filing with the Securities and Exchange Commission.

Respectfully submitted by the members of the Audit Committee:

Kevin A. Mundt, Chairman

Brian P. O’Connor

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

Background: The Board’s compensation committee, which was established in 2007, oversees our executive compensation. Since its inception, the compensation committee has made significant changes to our compensation philosophy, and our policies have changed accordingly. Specifically, prior to 2007 our compensation policies and philosophy were primarily an extension of long-standing practices that had been in effect for many years when Solo Illinois was privately-held. These practices included the provision of significant perquisites to senior management that have since been eliminated. The discussion in this section does not apply to the Hulseman family members who are identified in Item 13 “Certain Relationships and Related Transactions, and Director Independence” below, as their compensation is determined by the terms of the Stockholders Agreement dated as of February 27, 2004 among the Company, Vestar, Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding, SCIC and certain management investors (filed as exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed June 25, 2004 [SEC File No. 333-116843]) and the Transition Agreement dated December 14, 2006 and entered into among the Company, Vestar, Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding and SCIC (the “Transition Agreement”)(filed as Exhibit 10.1 to the Form 8-K filed on December 15, 2006 [SEC File No. 333-116843]).

Compensation Philosophy: The objectives of our compensation programs are to (i) drive financial performance of the Company through incentives and rewards designed to direct individual performance toward achieving common Company goals; (ii) align the executive officers and senior management with the entire employee team; (iii) attract and retain executive talent at compensation levels that are market competitive; and (iv) reflect the value of each officer’s position within the Company. Our compensation philosophy is to provide a competitive total rewards program comprised of four components: compensation; benefits; development; and work environment. The compensation portion of our total rewards program seeks to equitably and consistently recognize and compensate employees for superior performance. The short-term aspect of our program primarily focuses on competitive compensation consisting of both fixed and variable pay in the form of cash. These incentives are provided in the form of base compensation and an annual bonus plan. Because we do not have publicly-traded equity, we do not have the ability to utilize stock-based incentives as a component of our at-risk compensation; however, we have implemented a long-term incentive plan that is designed to align the senior management team with the long-term future financial success of the Company. Our total rewards approach is also geared towards supporting the overall business objectives by driving and maintaining a performance-driven culture, offering competitive benefits, encouraging and rewarding individual career development and providing a balance between work and family life.

Process for Determining Executives’ Compensation: The compensation committee determines annual cash compensation for each executive based on a number of factors, including their individual performance contributions during the year, any additional roles and responsibilities assumed, the ability of the executive to affect favorable change within the organization, the Company’s financial performance and the achievement of goals and objectives. Prior to recruiting for any open executive officer positions, each position is analyzed based on the specific job criteria, relocation considerations and the median market compensation for that position. After candidates are identified and selected, the compensation committee and management work together to develop a compensation package that we believe is market competitive and sufficiently rewarding to attract talent to the Company, taking into account the candidate’s current compensation, current position and overall experience.

Compensation Components: Our executive compensation includes a base salary, an annual cash incentive opportunity, traditional benefits, a long term incentive cash award opportunity and minimal perquisites. We do not have any formal or informal policy or target for the percentage of compensation that is allocated between annual and long-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, we have determined subjectively on a case-by-case basis – albeit within a range based on job description and level – the appropriate amount and mix of the various compensation components.

Base Salaries. Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives. Base salaries for our executives, together with other components of compensation, are evaluated for adjustment annually by the CEO based on an assessment of the executive’s performance utilizing the criteria set forth above under “Process for Determining Executive Compensation,” as well as the executive’s contribution to achieving the Company’s goals and objectives, his or her leadership skills, economic market conditions and compensation trends in our industry, after which a recommendation by the CEO is presented to the compensation committee for ultimate approval by the board of directors.

Cash Bonuses. In addition to base salaries, our executives are eligible to receive an incentive cash payment based primarily on the Company’s financial performance measured on an annual basis and, to a lesser degree, individual objectives. This variable portion of our cash incentive program provides an opportunity for the executive to receive remuneration in direct proportion to the extent to which the Company has achieved its strategic, operational and financial goals. Our annual bonuses are paid under our annual management incentive plan (known as the “Management Incentive Plan” or “MIP”) which provides for a cash payment, dependent upon the Company obtaining specified earnings before interest, taxes, depreciation and amortization adjusted for certain items, such as non-cash charges and restructuring charges (known as “Adjusted EBITDA” and defined in the First Lien), calculated as a percentage of the executive’s base salary. If the Company does not meet a certain percentage of the targeted annual Adjusted EBITDA amount (90% in 2008), there is no payout under the MIP. The target cash payment percent for each executive officer is between 55% and 65% of that executive’s base salary. If corporate financial performance measures are exceeded, executives may receive up to 200% of their target MIP payment that is based on the corporate financial performance measure. Actual awards under MIP are based upon the Company’s financial performance, and also each individual’s performance for the year. The percent allocated between Adjusted EBITDA achievement and individual performance varies under the MIP, depending upon the participant’s level in the Company. Since 2007, the total pool of employees eligible to participate in the MIP includes all managers and above.

The threshold, target and maximum annual Adjusted EBITDA amounts are set by the compensation committee and the board of directors each year. Our compensation committee recommends to the board for approval the annual incentive target award and payout for each of the named executive officers, with the CEO providing recommendations to the compensation committee for each named executive officer other than himself. The CEO, the compensation committee and the board of directors followed this practice with regard to the 2008 MIP. For 2008, it was determined that the Company did not meet the threshold annual Adjusted EBITDA amount required to fund the plan that had been established by the board, and accordingly, no awards were granted to any participants in the MIP, including the executive officers.

At its March 2009 meeting, the compensation committee established the threshold, target and maximum annual Adjusted EBITDA amounts under the MIP. In addition, it recommended, and the full board approved, the target bonus award percentages for the named executive officers as set forth in the table below. In addition, the full board approved the compensation committee’s recommendation that the executive officers’ salaries remain at 2008 levels for the near-term, as set forth in the table below, with the understanding that such decision could be revisited later in the year depending upon the Company’s performance and general economic conditions.

Name	2009 Salary*	2009 MIP Target Award
Mr. Korzenski	$735,000	65%
Mr. Koney	$385,000	65%
Mr. Pasqualini	$410,000	65%
Ms. Reed	$450,000	65%
Mr. Simmonds	$325,000	55%
*	Base salaries for all salaried employees, including all executive officers were reduced by ten percent for the first quarter of 2009 as part of our efforts to control costs in light of economic conditions. Salaries listed for the NEOs do not reflect this reduction.

Stock Options. The Company does not offer any stock options. In 2007, the board of directors cancelled all outstanding vested and unvested options awarded under the SCIC’s Management Investment and Incentive Compensation Plan and the plan was terminated.

Benefits and Perquisites. Prior to 2007, the Company maintained certain benefit plans only for and provided certain perquisites only to executive officers, certain other management members and the Hulseman family members. In 2007, the executive officers and all other participants in these plans were transitioned to the same medical, dental, life, disability, vision, and insurance benefit plans as those which are provided to all other employees in the Company on the same basis, terms and conditions. In addition, perquisites that were only offered to named executive officers (“NEOs”) were terminated. The NEOs currently receive substantially the same perquisites as those available to all employees. Mr. Korzenski, Ms. Reed and Mr. Pasqualini continue to receive the whole life insurance policy in the amount of $250,000 or a comparable annuity payment.

Long Term Incentive Plan. See discussion below under the heading “Long Term Incentive Plan”. The Compensation Committee believes that this plan will provide a significant long term incentive for key senior management team members and continue to promote our performance-based philosophy.

Retirement Benefits

Executive officers also participate in the Company’s 401(k) plan, a tax-qualified retirement savings plan available to all employees, pursuant to which employees are permitted to defer a portion of their income under the 401(k) plan. The Company’s matching contribution of 75% on the first 2% contributed by the employee and 50% on the next 4% contributed by the employee up to a maximum of $15,000 on a before tax basis was suspended for 2009. We do not maintain any defined benefit plans in which our NEOs participate. We offer a deferred compensation plan; none of our current NEOs participated in this plan during 2008.

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

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and has discussed it with the Company’s management. Based on our review and discussion, we recommend to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008.

Compensation Committee

Jeffrey W. Long, Chair

Kevin A. Mundt

Daniel S. O’Connell

The following tables, narrative and footnotes summarize the compensation earned by the Company’s Chief Executive Officer, its Chief Financial Officer, and each of the three other most highly compensated executive officers who were serving as an executive officer as of the fiscal year ended December 28, 2008 for all services rendered in all capacities to Solo Delaware and its subsidiaries. The individuals identified in the table below are referred to as the “named executive officers” or “NEOs” throughout this Form 10-K.

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year		Salary($)	Bonus($)		Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Robert M. Korzenski Chief Executive Officer and President	2008		735,010	—		—	—	16,706	751,716
	2007		725,584	375,000	(5)	716,625	—	52,885	1,870,094
	2006		611,250	—		—	(4,000)	86,808	698,058

Robert D. Koney, Jr. Chief Financial Officer and EVP	2008		382,506	—		—	—	9,456	391,962
	2007	(6)	281,249	15,000	(7)	341,250	—	223,434	860,933
	2006	(6)	—	—		—	—	—	—

Thomas A. Pasqualini EVP – Supply Chain and Logistics	2008		410,010	—		—	—	46,747	456,757
	2007		404,622	—		399,750	—	99,211	903,583
	2006		368,125	97,500	(8)	—	—	153,907	619,532

Jan Stern Reed EVP-HR, General Counsel and Secretary	2008		450,008	—		—	—	12,845	462,853
	2007		443,275	—		438,750	—	65,768	947,793
	2006		372,062	170,000	(8)	—	—	72,481	614,543

Malcolm S. Simmonds SVP – Foodservice Sales and Marketing	2008		320,000	—		—	—	8,893	328,893
	2007	(6)	209,808	25,000	(7)	228,750	—	280,173	743,731
	2006	(6)	—	—		—	—	—	—

(1)

Eric A. Simonsen served as the Company’s Interim Chief Financial Officer from July 27, 2006 to January 12, 2007. Mr. Simonsen was a managing director of AlixPartners, LLC, and the Company did not directly pay him any salary or benefits.

(2)

Amounts for 2007 represent the annual incentive awards issued under the 2007 Management Incentive Plan but paid in 2008. No amounts were awarded under the 2008 Management Incentive Plan which is discussed above under “Compensation, Discussion and Analysis”.

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

(6)	Mr. Koney and Mr. Simmonds joined the Company in April 2007.

(7)	Represents amounts paid for a sign-on bonus.
(8)	Represents a discretionary bonus awarded in 2007 by the compensation committee in recognition of additional responsibilities undertaken in 2006 by an understaffed management team.

ALL OTHER COMPENSATION TABLE

The following table sets forth all other compensation earned by each named executive officer as of the fiscal year ended December 28, 2008 for all services rendered in all capacities to Solo Delaware and its subsidiaries.

Name	Year	Perquisites & Other Personal Benefits ($)(1)		Tax Reimbursements($)		Insurance Premiums & Health Care Expenses($)		Company Contributions to Retirement & 401(k) Plans($)	Total all Other Compensation($)
Robert M. Korzenski, CEO & President	2008	—		2,926	(3)	5,888	(4)	7,892	16,706
	2007	21,565	(2)	16,235	(3)	7,253	(4)	7,832	52,885
	2006	43,348	(2)	21,701	(3)	14,178	(4)	7,581	86,808

Robert D. Koney, Jr., CFO and EVP (5)	2008	—		—		—		9,456	9,456
	2007	141,744	(6)	78,548	(7)	—		3,142	223,434
	2006	—		—		—		—	—

Thomas A. Pasqualini, EVP – Supply Chain and Logistics	2008	—		11,483	(9)	27,509	(4)	7,755	46,747
	2007	30,440	(8)	31,538	(9)	28,903	(4)	8,330	99,211
	2006	87,343	(8)	16,826	(3)	42,157	(4)	7,581	153,907

Jan Stern Reed, EVP – HR, General Counsel & Secretary	2008	—		1,475	(3)	3,533	(4)	7,837	12,845
	2007	34,625	(10)	17,645	(3)	4,898	(4)	8,600	65,768
	2006	36,516	(10)	11,239	(3)	17,145	(4)	7,581	72,481

Malcolm S. Simmonds, SVP – Foodservice Sales and Marketing (5)	2008	—		—		—		8,893	8,893
	2007	160,171	(6)	117,330	(7)	—		2,672	280,173
	2006	—		—		—		—	—

(1)	The amounts represented reflect the aggregate incremental cost to the Company for providing the perquisite to the named executive officer.
(2)

Amount for 2007 represents the fair market value of a company owned vehicle transferred to Mr. Korzenski. Amount for 2006 represents $25,000 for reimbursement of vacation expenses and $18,348 for use of a Company owned vehicle.

(3)

Amount for 2008 represents tax reimbursement on income imputed to the named executive officer for payments made by the Company for a whole life insurance premium. Amounts for 2007 represent tax reimbursements on income imputed to the named executive officer for payments made by the Company for the fair market value of a Company owned vehicle transferred to the officer, whole life insurance premium, and health insurance premiums through March 2007 when the named executive officer was transferred to the same health insurance plans offered to all other employees at the Company. Amounts for 2006 represent tax reimbursements on income imputed to the named executive officer for payments made by the Company for life insurance premiums or annuities, excess liability insurance premiums, vacation expenses and also for Mr. Pasqualini, relocation expenses.

(4)

Amounts for 2008 represent whole life insurance premium or annuity for the named executive officer and also for Mr. Pasqualini, $15,709 for certain medical expenses paid by the Company. Amounts for 2007 represent a whole life insurance premium or annuity and health insurance premium through March 2007, when the named executive officer was transferred to the same health insurance plan offered to all other employees at the Company, and also for Mr. Pasqualini, $15,738 for certain medical expenses paid by the Company. Amounts for 2006, represent whole life insurance, health insurance and excess liability insurance premiums, annuities and other health care expenses paid on behalf of the named executive officer.

(5)	Mr. Koney and Mr. Simmonds joined the Company in April 2007.
(6)

Amount represents relocation allowances and expense reimbursements paid to or on behalf of the named executive officer. Portions of these amounts were incurred in 2007 but paid in 2008. In 2007, Mr. Simmonds also received a six-month interest-free loan from the Company in the amount of $200,000 to allow him to purchase a home in Illinois prior to selling his Georgia home. Such amount was fully repaid by Mr. Simmonds in January 2008 and no amount has been reflected in the column.

(7)	Amount represents tax reimbursements on income imputed to the named executive officer for payments made by the Company for a sign-on bonus and relocation allowances and expenses.

(8)

Amounts for 2007 represent the fair market value of a Company owned vehicle transferred to Mr. Pasqualini. Amount for 2006 represents $10,575 for reimbursement of vacation expenses, $61,255 for relocation expenses and $15,513 for use of a Company owned vehicle.

(9)

Amounts for 2008 and 2007 represent tax reimbursements on income imputed to the named executive officer for payments made by the Company for an annuity and certain medical expenses, and also for 2007, the fair market value of a Company owned vehicle transferred to the officer and premium on a health insurance policy.

(10)

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

In October 2007, the Board granted ten percent of the LTIP Award Pool to the President and CEO, and five percent of the LTIP Award Pool to the CFO and each NEO. No additional grants were made to such individuals in 2008. Total grants of 65% (including those to the President and CEO, CFO and NEOs) of the LTIP Award Pool were outstanding as of December 28, 2008.

Pension Benefits Table

The NEOs do not participate in any company sponsored pension plans.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plan

None.

Director Compensation

The Company pays annual compensation of $50,000 to each director who is appointed by Vestar but is not employed by Vestar. For 2008, Mr. Harrison and Mr. Macadam (who resigned as a director March 10, 2009. See “Item 9B. Other Information”) each received $50,000 for their services as a director. The Company also reimburses all directors for reasonable expenses for attending board meetings.

Executive Employment Agreements

The information provided under this heading “Executive Employment Agreements,” and in the table entitled “Potential Payments Upon Termination or Change in Control” is qualified in its entirety by reference to the complete text of the executive’s employment agreements and amendments thereto, which are filed as Exhibit 10.11 to the Form S-4 filed on June 24, 2004, Exhibits 10.5 and 10.8 to the Form 10-Q filed on October 16, 2006 and Exhibit 99.3 to the Form 8-K filed on December 23, 2008 for Robert M. Korzenski; Exhibit 10.12 to the Form S-4 filed on June 24, 2004, Exhibit 10.6 to the Form 10-Q filed on October 16, 2006 and Exhibit 99.4 to the Form 8-K filed on December 23, 2008 for Tom Pasqualini, and Exhibit 99.1 to the Form 8-K filed on December 3, 2004, Exhibits 10.4 and 10.7 to the Form 10-Q filed on October 16, 2006 and Exhibit 99.5 to the Form 8-K filed on December 23, 2008 for Jan Stern Reed.

SCIC and SCOC have employment agreements, as amended, with Messrs. Korzenski and Pasqualini and Ms. Reed. The agreements commenced on April 14, 2004 for Messrs. Korzenski and Pasqualini and November 30, 2004 for Ms. Reed. The agreements automatically renew for one year periods unless the executive or the Company provides the other with notice of termination at least ninety (90) days prior to its expiration. No notification of termination has been provided and Messrs. Korzenski and Pasqualini and Ms. Reed’s agreements each expire on April 14, 2010. In addition to base salary (which is reviewed annually and can be increased but not decreased), each executive is eligible to receive an annual bonus equal to a percentage of annual salary of 65% based on the achievement of a target Adjusted EBITDA level pursuant to the Management Incentive Plan. Upon termination of employment due to death or disability, the employment agreements provide that the executive will be paid all accrued and unpaid base salary and bonus and a pro rated annual bonus for the year in which the termination occurs.

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

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended December 28, 2008, the compensation committee of the board of directors of the Company determined executive compensation. None of our executive officers served as a director or member of the compensation committee or other board committee performing equivalent functions of another corporation. Mr. Long, a director and member of the compensation committee of the Company is also a member of the audit and compensation committees of Argo-Tech.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of the Company’s outstanding capital stock is owned by its parent company, SCIC. The Company does not maintain any compensation plan under which equity securities of the Company are authorized for issuance. The following table presents the beneficial ownership of SCIC’s voting stock as of March 12, 2009 (i) by the Company’s directors and named executive officers (as defined in Item 11 entitled Executive Compensation), (ii) by the Company’s current directors and executive officers as a group, and (iii) by other persons that beneficially own in excess of 5% of SCIC’s voting stock. As of March 12, 2009, 10,425,100 shares of common stock of SCIC and 240,300 shares of convertible participating preferred stock (“CPPS”) of SCIC were outstanding.

All persons listed in the table below have sole voting and investment power with respect to their shares, except as indicated otherwise. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Solo Cup Company, 1700 Old Deerfield Road, Highland Park, Illinois 60035. Beneficial ownership is determined in accordance with the rules of the SEC under which, in general, persons having voting or investment power with respect to a security are beneficial owners of that security. Shares of capital stock issuable pursuant to options or convertible securities, to the extent those options or convertible securities are exercisable or convertible, as applicable, within 60 days as of March 12, 2009, are treated as beneficially owned and outstanding for the purpose of computing the percentage ownership of the person holding the option or convertible security, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Common Stock				Convertible Participating Preferred Stock
	Shares Beneficially Owned		Percent of Class Beneficially Owned		Shares Beneficially Owned	Percent of Class Beneficially Owned	Stock Options Exercisable Within 60 Days
SCC Holding Company LLC(1)	10,425,100		100.0	%(2)	—	—	—
Vestar Capital Partners IV, L.P. and affiliates(3)	5,071,200	(4)	32.7	%(4)	240,000	99.6%	—
Robert L. Hulseman(5)	10,425,100		100.0	%(2)	—	—	—
Robert M. Korzenski	2,113	(4)	*		100	*	—
Robert D. Koney, Jr.	—		—		—	—	—
Thomas A. Pasqualini	2,113	(4)	*		100	*	—
Jan Stern Reed	2,113	(4)	*		100	*	—
Malcolm S. Simmonds	—		—		—	—	—
Neil Harrison	—		—		—	—	—
Sheila M. Hulseman(6)	10,425,100		100.0	%(2)	—	—	—
James R. Hulseman(1)	—		—		—	—	—
John D. Hulseman(1)	—		—		—	—	—
Jeffrey W. Long(3)	5,071,200	(4)	32.7	%(4)	240,000	99.6%	—
Kevin A. Mundt(3)	5,071,200	(4)	32.7	%(4)	240,000	99.6%	—
Daniel S. O’Connell(3)	5,071,200	(4)	32.7	%(4)	240,000	99.6%	—
Brian P. O’Connor(3)	5,071,200	(5)	32.7	%(5)	240,000	99.6%	—
All directors and executive officers as a group (17 persons) (3)(4)(5)(6)	15,502,639	(7)	100.0%		240,300	100.0%	—

*	Indicates less than 1% ownership.
(1)

Robert L. Hulseman holds 50% of the voting membership interests of SCC Holding Company LLC. His brother John F. Hulseman, a former Director of the Company, holds the other 50% of the voting membership of SCC Holding Company LLC. James R. Hulseman and John D. Hulseman, sons of John F. Hulseman and Directors of the Company do not hold any voting membership interests in SCC Holding Company LLC.

(2)	If the issued and outstanding shares of CPPS convert into shares of common stock, this percentage would decrease to approximately 67.2%.
(3)

Vestar Capital Partners IV, L.P. (“Vestar IV”) owns 216,071 shares of CPPS, Vestar Cup Investment, LLC (“Vestar I”) owns 18,929 shares of CPPS and Vestar Cup Investment II, LLC (“Vestar II”) owns 5,000 shares of CPPS. Vestar IV is the managing member of both Vestar I and Vestar II. Vestar IV is a Delaware limited partnership, the general partner of which is Vestar Associates IV, L.P., a Delaware limited partnership. The general partner of Vestar Associates IV, L.P. is Vestar Associates Corporation IV, a Delaware corporation. The board of directors of Vestar Associates Corporation IV consists solely of Daniel S.

O’Connell, who also serves as its President and Chief Executive Officer. Messrs. Alpert, Mundt and Long are managing directors of Vestar IV and Mr. O’Connor is Vice President of Vestar IV. In their roles as directors and/or officers of these entities, Messrs. Long, O’Connell, O’Connor and Mundt may be deemed to share beneficial ownership of Vestar IV’s shares of SCIC common stock and CPPS. Each of Messrs. Long, O’Connor and Mundt disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein. The address of Vestar IV is 245 Park Avenue, 41st Floor, New York, New York 10167.

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

(7)	Includes 5,077,539 shares of common stock issuable upon conversion of the CPPS.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Robert L. Hulseman, who is the uncle of James R. and John D. Hulseman and the husband of Sheila M. Hulseman, is the Chairman Emeritus of the Company. Robert L. Hulseman holds 50% of the voting membership interests of SCC Holding, which owns 67.2% of the voting stock of SCIC, the Company’s parent. In addition, Robert L., Sheila M., James R. and John D. Hulseman are directors of the Company.

In connection with the SF Holdings Acquisition, SCIC and the Company entered into a management agreement with SCC Holding providing for, among other things, the payment by SCIC to SCC Holding or an affiliate or successor of SCC Holding of an annual management fee of $2.5 million. The payment of the management fee is subject to terms contained in the Company’s First Lien and an amendment made to the management agreement in December 2008 which is further discussed below. SCC Holding is also a party to a registration rights agreement with SCIC and Vestar. In addition, SCC Holding, the Company, Vestar, and certain of our executive officers are parties to a stockholders’ agreement and the stockholder registration rights agreement with SCIC relating to, among other things, ownership of, and registration rights with respect to, voting stock in SCIC. SCC Holding’s ownership structure includes ownership interests of 9,867,626 Units of Class A Non-Voting Common Units, 57,474 Class B Voting Common Units, and 500,000 Class A Non-Voting Preferred Units (“Preferred Units”). The Preferred Units require an annual preferred return to each Preferred Unit holder in the amount of $4.30 per Unit; the Preferred Units also have a preference upon the liquidation of SCC Holding in the amount of $43.00 per Unit. The Class A and Class B Common Units are identical, except that the Class B Common Units are voting Units and Class A and Class B Common Units constitute 100% of the total Common Units in SCC Holding (“Common Units”).

Robert L. Hulseman, as a result of his ownership of Class B Voting Common Units, has an economic interest of .28954% of SCC Holding’s value allocable to the Common Units and .27565% of SCC Holding’s total value allocable to all Preferred and Common Units. Robert L. Hulseman and Sheila M. Hulseman, indirectly as beneficiaries of Trusts, each have an economic interest of approximately 13.11% of SCC Holding’s value allocable to the Common Units and approximately 12.73% of SCC Holding’s total value allocable to all Preferred and Common Units. The ten children of Robert L. Hulseman and Sheila M. Hulseman, each have an economic interest in SCC Holding, either directly, or indirectly as beneficiaries of Trusts, of 3.98% of the Preferred Units and approximately 2.35% of the Common Units. James R. and John D. Hulseman, together with four other siblings each have an economic interest in SCC Holding, either directly, or indirectly as beneficiaries of Trusts, of 3.76% of the Preferred Units and approximately 3.87% of the Common Units.

The Company currently employs Robert L. and Sheila M. Hulseman’s son, Paul J. Hulseman, as Senior Vice President, Highland Park facility. In this capacity, he received salary and benefits of approximately $278,880 in 2008. The Company currently employs Robert L. and Sheila M. Hulseman’s son, Thomas J. Hulseman, as a Director of International Marketing. In this capacity, he received salary and benefits of approximately $161,539 in 2008. The Company currently employs Robert L. and Sheila M. Hulseman’s son in law, Joseph P. Kovach, as a Vice President—Operations. In this capacity, he received salary and benefits of approximately $255,501 in 2008. James R. Hulseman, a Director of the Company is also Vice President, Special Projects. As Vice President, he received salary and benefits of approximately $247,951 in 2008. The Company also employs John D. Hulseman, a Director of the Company, as Energy Manager for which he received salary and benefits of approximately $47,000 in 2008. Richard L. Hulseman, the son of Robert L. and Sheila Hulseman, was the former Vice President – US exports and Latin America, and received approximately $55,692 in 2008 as severance. James R. and John D. Hulseman are brothers as well as nephews of Robert L. and Sheila M. Hulseman. The Company also paid John F. Hulseman $114,001 pursuant to Stockholder Agreement, as amended and the Transition Agreement.

Pursuant to the Transition Agreement, the salary paid to each Solo Family Member (as defined in the Stockholder’s Agreement) employed by the Company (other than Robert L. Hulseman who was paid $239,308 for his role as Chairman Emeritus) is commensurate with salaries being paid to employees holding similar positions in the Company. Aggregate annual amounts paid to all Solo Family Members cannot exceed $1.5 million, excluding any management fees paid to SCC Holding. The Solo Family Members who are employees of the Company also receive health and life insurance benefits and reimbursement of personal expenses commensurate with those being provided to executive officers of the Company. The Solo Family Members are also subject to the same employee policies as all other employees of the Company.

In the event that any Solo Family Member is terminated by the Company with or without cause, such Solo Family Member shall be provided with severance benefits as applicable under the Company’s then existing policy, provided however, that the severance benefits shall not be for less than six months. For 2008 and 2007, Robert L. Hulseman was provided with office space and secretarial services, and until the termination of the Transition Agreement, the Company provides him with an automobile consistent with terms of the Company’s policies related thereto as of the date of the Transition Agreement, subject to the terms therein. In 2007, Mr. Hulseman was provided with a vehicle purchased by the Company with a fair market value of $87,000.

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

In December 2006, the Company’s First Lien was amended to, among other things, provide that beginning in 2007, neither Vestar nor SCC Holdings could receive payment for management services under their respective management agreements with the Company unless the Company met certain financial covenants contained in the First Lien. The Company met these financial covenants as of March 30, 2008 and subsequently paid SCC Holdings $2.5 million and Vestar $800,000 for fees accrued but unpaid for 2007. In December 2008, the Company entered into amendments to each of the SCC Holdings and Vestar management agreements providing that neither SCC Holdings nor Vestar would earn or be paid management fees for the 2008 fiscal year. Pursuant to the Vestar management agreement, Vestar was paid $216,950 for out-of-pocket expenses during 2008.

As provided for in the Stockholder’s Agreement and in accordance with the Transition Agreement, as of December 2006, the size of the board of directors of the Company and SCIC increased by four members to a total of eleven directors and Vestar appointed four additional directors. Following these appointments on December 15, 2006, directors appointed by Vestar constitute a majority of each of the Company’s and SCIC’s board of directors. The directors currently appointed by Vestar are Neil Harrison, Kevin A. Mundt, Daniel S. O’Connell, Brian P. O’Connor and Jeffrey W. Long. Directors appointed by Vestar who are neither employees nor equity owners of Vestar receive $50,000 annually as compensation for director services. Currently, only Mr. Harrison receives director compensation. Vestar owns CPPS representing 32.7% of the voting stock of SCIC.

In February 2009, SCOC entered into a real estate lease agreement (the “Lease”) with Sun Products Corporation (“Sun”) for a warehouse located in Havre de Grace, Maryland. Mr. Mundt, the Company’s Chairman of the Board, and Mr. O’Connell, a director of the Company, are also directors of Sun and one or more Vestar entities have an equity interest in Sun. The Lease is for a term of seven years and Sun will pay SCOC annual rent of approximately $1.6 million with such rent beginning September 2009. If SCOC does not build contemplated expansion space that Sun requires, Sun may terminate the Lease.

In August 2007, the Company extended an interest-free loan of $200,000 to Malcolm S. Simmonds, its Senior Vice President of Foodservice and Marketing and a named executive officer to allow him to purchase a home in Illinois prior to selling his home in Georgia. The loan was fully repaid by Mr. Simmonds in January 2008. In July 2008, the Company extended an interest-free loan of $200,000 to one of its senior executive officers, who is not a named executive officer, to assist with his relocation. The loan must be paid on the earlier of the sale of the executive’s prior residence, or June 27, 2011. If the executive defaults on the payment of principal, then interest accrues and is compounded annually at a rate of 7.75% beginning on the date of the note. If the executive’s employment with the Company is terminated, the principal amount of the loan and accrued interest, if any must be paid within 120 days of such termination date.

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

Relationship with Independent Registered Public Accounting Firm

KPMG LLP has served as the independent registered public accounting firm for the Company since 2002. Since July 13, 2004, when the Company became a registrant, the Board of Directors (the Audit Committee beginning February 2007) has pre-approved all audit and non-audit services provided by KPMG LLP. KPMG LLP’s fees for the years ended December 28, 2008 and December 30, 2007 were as follows (in thousands):

	For the year ended December 28, 2008	For the year ended December 30, 2007
Audit Fees (1)	$1,649	$2,028
Audit Related Fees (2)	—	704
Tax Fees (3)	77	9
Other	83	—

Total	$1,809	$2,741

(1)	Audit Fees consisted of work performed for the audit of financial statements, quarterly financial statement reviews, statutory audits, and filings with the SEC.
(2)

Audit Related Fees consisted of services that are traditionally performed by the independent auditor, including employee benefit plan audits and a carve-out audit for the Company’s Hoffmaster business in the year ended December 30, 2007.

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

See Item 8, “Financial Statements and Supplementary Data,” beginning on page 27 of this document.

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

Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

By:	/s/ Robert L. Hulseman	Date: March 16, 2009
Robert L. Hulseman
Chairman Emeritus

By:	/s/ Kevin A. Mundt	Date: March 16, 2009
Kevin A. Mundt
Chairman of the Board

By:	/s/ Robert M. Korzenski	Date: March 16, 2009
Robert M. Korzenski
Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ Robert D. Koney, Jr.	Date: March 16, 2009
Robert D. Koney, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Brian P. O’Connor	Date: March 16, 2009
Brian P. O’Connor
Director

By:	/s/ Neil Harrison	Date: March 16, 2009
Neil Harrison
Director

By:	/s/ James R. Hulseman	Date: March 16, 2009
James R. Hulseman
Director

By:	/s/ John D. Hulseman	Date: March 16, 2009
John D. Hulseman
Director

By:	/s/ Sheila M. Hulseman	Date: March 16, 2009
Sheila M. Hulseman
Director

By:	/s/ Jeffrey W. Long	Date: March 16, 2009
Jeffrey W. Long
Director

By:	/s/ Daniel S. O’Connell	Date: March 16, 2009
Daniel S. O’Connell
Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders of Solo Cup Company.

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-K OF SOLO CUP COMPANY

FOR THE YEAR ENDED DECEMBER 28, 2008

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Solo Cup Company, a Delaware corporation (incorporated by reference from Exhibit 3.1 to the Form S-4 filed on June 24, 2004)

3.2	Second Amended and Restated By-laws of Solo Cup Company, a Delaware corporation (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on June 24, 2005)

4.1	Indenture, dated as of February 27, 2004, by and among Solo Cup Company, a Delaware corporation, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Form S-4 filed on June 24, 2004)

4.2	Form of 8 1/2% Senior Subordinated Notes (incorporated by reference from Exhibit 4.2 to the Form S-4 filed on June 24, 2004)

4.3	First Supplemental Indenture dated as of June 18, 2004, by and among Solo Cup Company, a Delaware corporation, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.4 to the Form S-4 filed on June 24, 2004)

4.4	Certificate of Designations of Convertible Participating Preferred Stock of Solo Cup Investment Corporation (incorporated by reference from Exhibit 4.5 to the Form S-4 filed on June 24, 2004)

4.5	Certificate of Designations of Redeemable Preferred Stock of Solo Cup Investment Corporation (incorporated by reference from Exhibit 4.6 to the Form S-4 filed on June 24, 2004)

10.1	Solo Cup Investment Corporation 2004 Management Investment and Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 to the Form S-4 filed on June 24, 2004)*

10.2	Form of Convertible Preferred Unit Award Agreement (incorporated by reference from Exhibit 10.3 to the Form S-4 filed on June 24, 2004)*

10.3	The Solo Cup Company Management Incentive Plan (incorporated by reference from Exhibit 10.35 to the Form 10-Q filed on May 15, 2007)*

10.4	Solo Cup Company Management Long Term Incentive Plan dated October 1, 2007 (incorporated by reference from Exhibit 10.38 to the Form 8-K filed October 2, 2007)*

10.5	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Robert M. Korzenski (incorporated by reference from Exhibit 10.11 to the Form S-4 filed on June 24, 2004)*

10.6	Amendment No. 1, dated as of July 26, 2006, to Employment Agreement dated as of April 14, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Robert M. Korzenski (incorporated by reference from Exhibit 10.5 to the Form 10-Q filed on October 16, 2006)*

10.7	Amendment No. 2, dated as of October 11, 2006, to Employment Agreement dated as of April 14, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Robert M. Korzenski (incorporated by reference from Exhibit 10.8 to the Form 10-Q filed on October 16, 2006)*

10.8	Amendment No. 3, dated as of December 19, 2008, to Employment Agreement dated as of April 14, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation)and Robert M. Korzenski (incorporated by reference from Exhibit 99.3 to the Form 8-K filed on December 23, 2008)*

Exhibit Number	Description
10.9	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Tom Pasqualini (incorporated by reference from Exhibit 10.12 to the Form S-4 filed on June 24, 2004)*

10.10	Amendment No. 1, dated as of July 26, 2006 to Employment Agreement dated as of April 14, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Tom Pasqualini (incorporated by reference from Exhibit 10.6 to the Form 10-Q filed on October 16, 2006)*

10.11	Amendment No. 2, dated as of December 19, 2008, to Employment Agreement dated as of April 14, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Tom Pasqualini (incorporated by reference from Exhibit 99.4 to the Form 8-K filed on December 23, 2008)*

10.12	Employment Agreement, dated as of November 30, 2004, among Solo Cup Investment Corporation, Solo Cup Company, an Illinois corporation, and Jan Stern Reed (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on December 3, 2004)*

10.13	Amendment No. 1, dated as of July 26, 2006 to Employment Agreement dated as of November 30, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Jan Stern Reed (incorporated by reference from Exhibit 10.4 to the Form 10-Q filed on October 16, 2006)*

10.14	Amendment No. 2, dated as of October 11, 2006 to Employment Agreement dated as of November 30, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Jan Stern Reed (incorporated by reference from Exhibit 10.7 to the Form 10-Q filed on October 16, 2006)*

10.15	Amendment No. 3, dated as of December 19, 2008, to Employment Agreement dated as of November 30, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Jan Stern Reed (incorporated by reference from Exhibit 99.5 to the Form 8-K filed on December 23, 2008)*

10.16	Credit Agreement, dated as of February 27, 2004, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 10.15 to the Form S-4 filed on June 24, 2004)

10.17	Amendment No. 1, dated as of March 31, 2005, to the Credit Agreement, dated as of February 27, 2004, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on April 6, 2005)

10.18	Amendment No. 2, dated as of October 14, 2005, to the Credit Agreement, dated as of February 27, 2004, as amended, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on October 17, 2005)

10.19	Amendment No. 3, dated as of March 27, 2006, to the Credit Agreement, dated as of February 27, 2004, as amended, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 10.16 to the Form 10-K filed on March 30, 2006)

Exhibit Number	Description
10.20	Amendment No. 4, dated as of October 13, 2006, to the Credit Agreement, dated as of February 27, 2004 as amended, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 10.1 to the Form 10-Q filed on October 16, 2006)

10.21	Amendment No. 5, dated as of December 22, 2006, to the Credit Agreement, dated as of February 27, 2004 as amended, among Solo Cup Company, a Delaware corporation, Solo Cup Investment Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender and as an L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Book Running Managers, Citicorp North America, Inc., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent and as an L/C Issuer, and various lending parties named therein (incorporated by reference from Exhibit 99.1 to the Form 8-k filed on December 29, 2006)

10.22	Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and Vestar Capital Partners (incorporated by reference from Exhibit 10.16 to the Form S-4 filed on June 24, 2004)

10.23	Amendment No. 1, dated as of December 19, 2008, to Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and Vestar Capital Partners (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on December 23, 2008)

10.24	Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and SCC Holding Company LLC (incorporated by reference from Exhibit 10.17 to the Form S-4 filed on June 24, 2004)

10.25	Amendment No. 1, dated as of December 19, 2008, to Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and SCC Holding Company LLC (incorporated by reference from Exhibit 99.2 to the Form 8-K filed on December 23, 2008)

10.26	Stockholders’ Agreement, dated as of February 27, 2004, among Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding Company LLC, Solo Cup Investment Corporation and Solo Cup Company, a Delaware corporation (Robert M. Korzenski, and Thomas Pasqualini became parties to the Stockholders’ Agreement effective April 14, 2004 and Jan Stern Reed effective November 30, 2004, by executing a joinder agreement in the form of Exhibit 10.19) (incorporated by reference from Exhibit 10.18 to the Form S-4 filed on June 25, 2004)

10.27	Amendment No. 1, dated as of June 26, 2008, to Stockholders’ Agreement, dated as of February 27, 2004, among Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding Company LLC, Solo Cup Company, Solo Cup Investment Corporation and the parties identified on the signature pages thereto as Management Investors (incorporated by reference from Exhibit 10.32 to the Form 8-K filed on July 2, 2008)

10.28	Transition Agreement, dated December 14, 2006, among Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding Company LLC, Solo Cup Investment Corporation and Solo Cup Company (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 15, 2006)

10.29	Form of Joinder to Stockholders’ Agreement (incorporated by reference from Exhibit 10.19 to the Form S-4 filed on June 24, 2004)

10.30	Registration Rights Agreement, dated as of February 27, 2004, between Solo Cup Investment Corporation, SCC Holding Company LLC, Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, and Vestar Cup Investment II, LLC(Robert M. Korzenski and Thomas Pasqualini became parties to the Stockholders’ Agreement effective April 14, 2004 and Jan Stern Reed effective November 30, 2004, by executing a joinder agreement in the form of Exhibit 10.21) (incorporated by reference from Exhibit 10.20 to the Form S-4 filed on June 24, 2004)

10.31	Form of Joinder to Registration Rights Agreement (incorporated by reference from Exhibit 10.21 to the Form S-4 filed on June 24, 2004)

10.32	Credit Agreement dated as of September 24, 2004 between Lily Cups Inc. as Borrower and GE Canada Finance Holding Company as Agent and Lender (incorporated by reference from Exhibit 4.7 to the Form 10-Q filed on November 5, 2004)

10.33	Amendment Agreement dated as of October 19, 2006 to Credit Agreement dated as of September 24, 2004 between Lily Cups Inc. as Borrower and GE Canada Finance Holding Company as Agent and Lender (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on October 25, 2006)

Exhibit Number	Description
10.34	Amendment Agreement, dated November 16, 2007, between Solo Cup Canada Inc. and GE Canada Finance Holding Company (incorporated by reference from Exhibit 10.40 to the Form 8-K filed November 21, 2007)

10.35	Amendment Agreement, dated March 2, 2009, between Solo Cup Canada Inc. and GE Canada Finance Holding Company (incorporate by reference from Exhibit 99.1 to the Form 8-K filed March 5, 2009)

10.36+	Lease Agreement between iSTAR SCC Distribution Centers LLC, as Landlord and Solo Cup Operating Corporation and SF Holdings Group, Inc. and Solo Cup Company, jointly and severally as Tenant, dated as of June 27, 2007 (incorporated by reference from Exhibit 10.36 to the Form 10-Q filed August 15, 2007)

21	List of Subsidiaries of Solo Cup Company, a Delaware corporation

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or a compensatory plan or agreement.
+	Confidential treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.