Form 10-Q
period 2009-03-29
Solo Cup CO
filed 2009-05-13
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of May 13, 2009:

Common Stock, $0.01 par value – 100 shares

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 29, 2009	December 28, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,711	$57,504
Cash in escrow	—	50
Accounts receivable:
Trade, less allowance for doubtful accounts of $1,339 and $1,453	107,711	121,002
Other	3,727	3,039
Inventories	255,327	283,261
Deferred income taxes	23,798	21,882
Prepaid expenses	4,970	5,664
Assets held for sale	12,577	9,832
Other current assets	21,150	23,376

Total current assets	475,971	525,610
Property, plant and equipment, less accumulated depreciation and amortization of $643,558 and $657,222	502,482	511,129
Goodwill	15,055	15,459
Other assets	21,205	21,597

Total assets	$1,014,713	$1,073,795

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$67,786	$74,759
Accrued payroll and related costs	33,581	31,155
Accrued customer allowances	18,590	26,322
Current maturities of long-term debt	68,504	1,368
Other current liabilities	38,096	45,548

Total current liabilities	226,557	179,152
Long-term debt, net of current maturities	628,138	716,822
Deferred income taxes	23,788	30,850
Pensions and other postretirement benefits	35,884	36,021
Deferred gain on sale-leaseback	45,519	46,178
Other liabilities	33,981	33,480

Total liabilities	993,867	1,042,503

Shareholder’s equity:
Common stock—Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding at March 29, 2009 and December 28, 2008	—	—
Additional paid-in capital	254,995	254,995
Accumulated deficit	(201,441)	(191,247)
Accumulated other comprehensive loss	(32,708)	(32,456)

Total shareholder’s equity	20,846	31,292

Total liabilities and shareholder’s equity	$1,014,713	$1,073,795

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Thirteen weeks ended March 28, 2009	Thirteen weeks ended March 30, 2008
Net sales	$349,636	$461,753
Cost of goods sold	312,341	393,882

Gross profit	37,295	67,871
Selling, general and administrative expenses	35,727	41,652
Loss on asset disposals	2,252	10,051

Operating (loss) income	(684)	16,168
Interest expense, net of interest income of $155 and $381	14,578	16,230
Foreign currency exchange loss (gain), net	894	(850)

(Loss) income from continuing operations before income taxes	(16,156)	788
Income tax (benefit) provision	(5,962)	213

(Loss) income from continuing operations	(10,194)	575
Loss from discontinued operations, net of zero income tax provision	—	(245)

Net (loss) income	$(10,194)	$330

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Unaudited, in thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholder’s equity	Comprehensive income (loss)
Balance at December 28, 2008	$—	$254,995	$(191,247)	$(32,456)	$31,292
Net loss	—	—	(10,194)	—	(10,194)	$(10,194)
Foreign currency translation adjustment	—	—	—	(2,160)	(2,160)	(2,160)
Pension liability adjustments, net of tax of $0	—	—	—	569	569	569
Unrealized investment loss, net of tax of $0	—	—	—	(3)	(3)	(3)
Recognition of realized gain on cash flow hedge, net of tax of $38	—	—	—	(27)	(27)	(27)
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	(478)	(478)	(478)
Reclassification of realized loss on cash flow hedge, net of tax of $0	—	—	—	1,847	1,847	1,847

						$(10,446)

Balance at March 29, 2009	$—	$254,995	$(201,441)	$(32,708)	$20,846

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Thirteen weeks ended March 29, 2009	Thirteen weeks ended March 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(10,194)	$330
Loss from discontinued operations, net of income taxes	—	245

(Loss) income from continuing operations	(10,194)	575

Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	17,852	20,763
Deferred financing fee amortization	1,589	1,064
Loss on asset disposals	2,252	10,051
Deferred income taxes	(5,442)	(935)
Foreign currency exchange loss (gain), net	894	(850)
Changes in operating assets and liabilities:
Accounts receivable, net	11,738	25,173
Inventories	27,048	(34,757)
Prepaid expenses and other current assets	1,945	2,196
Other assets	(1,227)	(633)
Accounts payable	(6,260)	4,319
Accrued expenses and other current liabilities	(14,665)	(8,731)
Other liabilities	1,212	694
Other, net	(29)	83

Net cash provided by operating activities-continuing operations	26,713	19,012
Net cash used in operating activities-discontinued operations	—	(108)

Net cash provided by operating activities	26,713	18,904

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,942)	(16,400)
Proceeds from sale of property, plant and equipment	63	3,986
Decrease in cash in escrow	50	—

Net cash used in investing activities	(15,829)	(12,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facilities	39,000	(3,000)
Repayments of term notes	(60,295)	(2,000)
Net repayments of other debt	(142)	(466)

Net cash used in financing activities	(21,437)	(5,466)

Effect of exchange rate changes on cash	(240)	310

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,793)	1,334
CASH AND CASH EQUIVALENTS, beginning of period	57,504	33,583

CASH AND CASH EQUIVALENTS, end of period	$46,711	$34,917

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of capitalized interest	$19,824	$23,077

Income taxes paid, net of income tax refunds	$475	$3,363

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

The information included in the accompanying interim consolidated financial statements of the Company is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments and accruals unless otherwise indicated) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Results for the interim periods are not necessarily indicative of results expected for the entire year. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 28, 2008, included in its 2008 Annual Report on Form 10-K.

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

(2) RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 is effective for the Company as of the first quarter in 2009. In accordance with the new requirements, the Company has expanded its disclosures to explain why it uses derivative instruments, how derivative instruments and related hedged items are accounted for, and the impact of derivative instruments and related hedged items on the Company’s financial statements. The disclosures required by this statement are included in Note 7.

SFAS No. 157, Fair Value Measurements, issued by the FASB in September 2006, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.

In 2008, the Company adopted the provisions of SFAS No. 157 with respect to its financial assets and financial liabilities that are measured at fair value within the financial statements. As of March 29, 2009 and December 28, 2008 the expanded disclosure provisions of SFAS No. 157 were applied to the Company’s derivative instruments recorded as financial liabilities, as described in Note 7. In addition, as of the first quarter in 2009, the Company adopted the provisions of SFAS No. 157 with respect to its non-financial assets and non-financial liabilities, which had been deferred under FSP FAS 157-2. As of March 29, 2009, the disclosure provisions of SFAS No. 157 are applied to assets held for sale, as described in Note 3, because these non-financial assets are required to be measured at the lower of carrying value or fair value less costs to sell in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) ASSETS HELD FOR SALE

Assets held for sale include properties which the Company intends to sell within the next twelve months and which meet the criteria for held for sale as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of March 29, 2009 and December 28, 2008, assets held for sale included a distribution center in Havre de Grace, Maryland closed in December 2008 as well as a manufacturing facility in Leominster, Massachusetts closed during the first quarter of 2008. The property in Havre de Grace is included at its unadjusted carrying value. During the fourth quarter of 2008, the carrying value of the Leominster property was reduced by an impairment loss of $0.6 million to adjust the carrying value to its estimated fair value less costs to sell. In addition, during the first quarter of 2009, a manufacturing facility in Belen, New Mexico was closed and subsequently reclassified to assets held for sale. The facility is included at its unadjusted carrying value.

In accordance with the guidance of SFAS No. 144, assets held for sale are recorded at the lower of the assets’ carrying value or fair value less costs to sell. The fair values of the properties were determined using the market approach which includes an analysis of sales prices for similar properties in similar locations. These are considered Level 2 inputs in the fair value hierarchy described in SFAS No. 157, Fair Value Measurements.

Assets held for sale as of March 29, 2009 and December 28, 2008, are included within the Company’s North America operating segment.

(4) INVENTORIES

The components of inventories are as follows (in thousands):

	March 29, 2009	December 28, 2008
Finished goods	$178,996	$202,458
Work in process	11,016	10,269
Raw materials and supplies	65,315	70,534

Total inventories	$255,327	$283,261

(5) INCOME TAXES

During the thirteen weeks ended March 29, 2009, the Company recorded an adjustment to correct an error in its previously reported deferred tax liabilities. The adjustment increased its income tax benefit and decreased it deferred tax liabilities (noncurrent) by $5.1 million. The Company determined that this adjustment was immaterial to its current and prior period financial statements. If the adjustment had been recorded to the corresponding prior period financial statements, it would have increased (decreased) income tax provision by approximately $0.7 million, $2.4 million and $(8.0) million in fiscal years 2008, 2007 and 2006, respectively, and increased other comprehensive income by $0.2 million in 2008.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6) DEBT

A summary of long-term debt at March 29, 2009 and December 28, 2008, including amounts payable within one year, is as follows (in thousands):

	March 29, 2009	December 28, 2008
Long-term debt:
8.5% Senior Subordinated Notes	$325,000	$325,000
First Lien Facility – Term Loan	301,954	361,954
First Lien Facility – Revolver	67,000	28,000
Canadian Credit Facility – Term Loan	1,218	1,532
Capital lease obligations	1,470	1,704

Total long-term debt	696,642	718,190
Less: Current maturities of long-term debt	68,504	1,368

Long-term debt, net of current maturities	$628,138	$716,822

The Company was in compliance with all financial covenants under its First Lien Facility during the thirteen weeks ended March 29, 2009.

As of March 29, 2009, current maturities of long-term debt includes the outstanding balance on the revolving credit facility under the first lien facility because its stated maturity is February 27, 2010.

(7) DERIVATIVE INSTRUMENTS

The Company enters into derivative instruments as part of its risk management strategy, not for speculative or trading purposes. As of March 29, 2009, the Company had the following outstanding interest rate swap agreements that were entered into to hedge a portion of the Company’s exposure to interest rate risk under its variable-rate borrowings. The interest rate swaps are designated and qualify as highly effective cash flow hedges. Accordingly, following the guidance of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the mark-to-market changes on these interest rate swaps is reported as a component of accumulated other comprehensive income and the instruments are reported as current or non-current liabilities at fair value on the Company’s consolidated balance sheets based on their expiration dates as shown in the table below:

Location in Consolidated Balance Sheet, and Description of Derivative Instrument	Effective Date	Expiration Date	Fixed Rate Paid	Notional Amount (millions)	Fair Value at March 29, 2009 (millions)	Fair Value at December 28, 2008 (millions)
Other current liabilities -
Receive-variable (Eurodollar) pay-fixed interest rate swap	10/02/07	04/02/09	4.6475%	$50.0	$—	$(0.5)
Other liabilities -
Receive-variable (Eurodollar) pay-fixed interest rate swaps	08/28/07	02/28/11	5.3765%	150.0	(9.7)	(10.6)

				$200.0	$(9.7)	$(11.1)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The losses on these interest rate swaps are reclassified from accumulated other comprehensive income to interest expense in order to impact earnings in the same periods when interest expense is recognized on the hedged variable-rate borrowings. The location and amount of loss recognized in income on the interest rate swaps are as follows for the thirteen weeks ended March 29, 2009 and March 30, 2008 (in millions):

	Location in Consolidated Statement of Operations	Amount of Loss Recognized during the thirteen weeks ended
Derivative Instruments		March 29, 2009	March 30, 2008
Interest rate swaps	Interest expense, net	$(1.8)	$(0.5)

The Company’s interest rate swaps are measured at fair value on a recurring basis using Level 2 inputs in the fair value hierarchy described in SFAS No. 157, Fair Value Measurements. The fair values were determined using the income approach based on a discounted cash flow model to determine the present value of future cash flows over the remaining terms of the contracts incorporating observable market inputs such as prevailing interest rates as of the reporting date. Both the counterparty credit risk and the Company’s credit risk were considered in the fair value determination.

In March 2004, June 2005 and March 2006, the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $300.0 million. In September 2006, the Company terminated these agreements prior to their stated expirations. Through the termination date, these interest rate swap agreements were accounted for as cash flow hedges and their fair values were included in other current assets and other assets on the Company’s Consolidated Balance Sheets. Included in accumulated other comprehensive income is a deferred gain on the qualified hedged transactions of $0.1 million and $0.2 million, net of tax, as of March 29, 2009 and December 28, 2008, respectively. The deferred gain is being amortized over the remaining term of the underlying debt increasing interest income by approximately $0.3 million and income tax expense by approximately $0.2 million on an annual basis. The deferred gain will be fully amortized in 2010.

(8) PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans consists of the following (in thousands):

	Thirteen weeks ended March 29, 2009	Thirteen weeks ended March 30, 2008
Pension Benefits
Service cost	$219	$321
Interest cost	1,716	1,817
Expected return on plan assets	(1,416)	(2,156)
Amortization of prior service cost	540	51
Amortization of net loss	51	50

Net periodic benefit cost	$1,110	$83

Other Postretirement Benefits
Service cost	$8	$15
Interest cost	192	172
Amortization of prior service credit	(109)	(109)
Amortization of net loss	87	81

Net periodic benefit cost	$178	$159

During the thirteen weeks ended March 29, 2009, $0.8 million of contributions had been made by the Company to its pension and other postretirement benefit plans. The Company presently anticipates contributing an additional $4.3 million to fund its pension and other postretirement benefit plans in 2009 for a total of approximately $5.1 million.

On January 1, 2009, the Company implemented an indefinite suspension of company matching contributions for its 401(k) defined contribution plan which covers substantially all U.S. employees.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consisted of the following (in thousands):

	March 29, 2009	December 28, 2008
Foreign currency translation adjustments	$(1,356)	$805
Pension liability adjustments, net of tax of $5,870 and $5,870	(21,724)	(22,293)
Unrealized investment loss, net of tax of $0	(14)	(12)
Unrealized loss on cash flow hedge, net of tax of $176 and $215	(9,614)	(10,956)

Accumulated other comprehensive loss	$(32,708)	$(32,456)

Comprehensive loss for the thirteen weeks ended March 29, 2009 and March 30, 2008 was $10.4 million and $5.9 million, respectively.

(10) RELATED PARTY TRANSACTIONS

In 2004, the Company and SCIC entered into a management agreement with SCC Holding providing for, among other items, the payment by SCIC of an annual advisory fee of $2.5 million to SCC Holding. Pursuant to this management agreement, the Company recorded $0.6 million of advisory fees in each of the thirteen-week periods ended March 29, 2009 and March 30, 2008. As of March 29, 2009, the $0.6 million accrual was included in other current liabilities on the Company’s Consolidated Balance Sheets. On December 19, 2008, the Company and SCIC entered into an amendment to this management agreement. The amendment provided that SCC Holdings would not receive any fees under its management agreement for the fiscal year ended December 28, 2008; therefore, in the fourth quarter of 2008, the previously recognized expense for advisory fees to SCC Holdings was reversed, and no expense was incurred by the Company for the 2008 fiscal year related to this agreement.

Also in 2004, the Company and SCIC entered into a management agreement with Vestar pursuant to which SCIC would pay Vestar an $0.8 million annual advisory fee, plus reimbursement of its expenses. The Company recorded $0.2 million of advisory fees during the thirteen weeks ended March 29, 2009 and March 30, 2008. As of March 29, 2009, $0.3 million was included in other current liabilities on the Company’s Consolidated Balance Sheets for advisory fees and out-of-pocket expenses. As of December 28, 2008, $0.1 million was included in other current liabilities for out of pocket expenses. On December 19, 2008, the Company and Vestar entered into an amendment to this management agreement. The amendment provided that Vestar would not receive any advisory fees under its management agreement for the fiscal year ended December 28, 2008; therefore, in the fourth quarter of 2008, the previously recognized expense for advisory fees to SCC Holdings was reversed, and no expense was incurred by the Company for the 2008 fiscal year related to this agreement.

In July 2008, the Company extended an interest-free loan of $0.2 million to one of its executive officers. The loan is included in other assets (noncurrent) on the Company’s Consolidated Balance Sheets as of March 29, 2009 and December 28, 2008.

In February 2009, SCOC entered into a real estate lease agreement (the “Lease”) with Sun Products Corporation (“Sun”) for a warehouse located in Havre de Grace, Maryland. One or more Vestar entities have an equity interest in Sun. The Lease is for a term of seven years and Sun will pay SCOC annual rent of approximately $1.6 million with such rent beginning September 2009. If SCOC does not build contemplated expansion space that Sun requires, Sun may terminate the Lease. The Company expects to sell this property during 2009 and assign the Lease to the new owner. See Note 3.

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

The accounting policies of the operating segments are the same as those described in Note 2 to the consolidated financial statements in the Company’s 2008 Annual Report on Form 10-K. Segment operating results are measured based on operating income (loss). Intersegment net sales are accounted for on an arm’s length pricing basis.

(in thousands)	North America	Europe	Other	Total Segments	Eliminations	Total
For the thirteen weeks ended March 29, 2009
Net sales	$329,377	$21,559	$3,615	$354,551	$(4,915)	$349,636
Intersegment net sales	4,915	—	—	4,915	(4,915)	—
Operating income (loss)	350	(1,549)	479	(720)	36	(684)

For the thirteen weeks ended March 30, 2008
Net sales	$438,987	$24,601	$3,352	$466,940	$(5,187)	$461,753
Intersegment net sales	5,187	—	—	5,187	(5,187)	—
Operating income (loss)	16,230	(45)	(53)	16,132	36	16,168

(in thousands)	Thirteen weeks ended March 29, 2009	Thirteen weeks ended March 30, 2008
Operating income (loss):
Total segment operating (loss) income	$(720)	$16,132
Elimination of intersegment operating loss	36	36
Interest expense, net of interest income of $155 and $381	(14,578)	(16,230)
Foreign currency exchange (loss) gain, net	(894)	850

(Loss) income from continuing operations before income taxes	$(16,156)	$788

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) GUARANTOR NOTE

On February 27, 2004, with an effective date of February 22, 2004, the Company (“Solo Delaware”) acquired SF Holdings Group, Inc. The Company partially funded this acquisition through the issuance of 8.5% Senior Subordinated Notes. The 8.5% Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s subsidiaries. The consolidated guarantors include: P.R. Solo Cup, Inc., SF Holdings Group, Inc., Solo Cup Operating Corporation, Solo Manufacturing LLC, Lily-Canada Holding Corporation, Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited. The following financial information presents the guarantors and non-guarantors of the 8.5% Senior Subordinated Notes, in accordance with Rule 3-10 of Regulation S-X:

	Condensed Consolidated Balance Sheet March 29, 2009 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$37,256	$1,925	$7,530	$—	$46,711
Accounts receivable:
Trade	—	93,868	13,843	—	107,711
Other	23,626	119,349	38	(139,286)	3,727
Inventories	—	236,538	20,718	(1,929)	255,327
Deferred income taxes	—	23,705	94	(1)	23,798
Prepaid expenses and other current assets	—	42,755	3,868	(7,926)	38,697

Total current assets	60,882	518,140	46,091	(149,142)	475,971
Property, plant and equipment, net	—	473,068	29,414	—	502,482
Goodwill	—	15,055	—	—	15,055
Other assets	68,024	42,063	2,499	(91,381)	21,205

Total assets	$128,906	$1,048,326	$78,004	$(240,523)	$1,014,713

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$—	$199,714	$7,358	$(139,286)	$67,786
Accrued expenses and other current liabilities	5,334	81,727	3,207	(1)	90,267
Current maturities of long-term debt	67,000	336	1,168	—	68,504

Total current liabilities	72,334	281,777	11,733	(139,287)	226,557
Long-term debt, net of current maturities	—	628,088	50	—	628,138
Deferred income taxes	—	21,687	2,101	—	23,788
Other liabilities	9,720	103,452	10,138	(7,926)	115,384

Total liabilities	82,054	1,035,004	24,022	(147,213)	993,867

Shareholder’s equity:
Common stock	—	—	843	(843)	—
Additional paid-in capital	45,875	266,504	24,158	(81,542)	254,995
Retained earnings (accumulated deficit)	10,591	(237,694)	36,587	(10,925)	(201,441)
Accumulated other comprehensive loss	(9,614)	(15,488)	(7,606)	—	(32,708)

Total shareholder’s equity	46,852	13,322	53,982	(93,310)	20,846

Total liabilities and shareholder’s equity	$128,906	$1,048,326	$78,004	$(240,523)	$1,014,713

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) GUARANTOR NOTE (Continued)

	Condensed Consolidated Balance Sheet December 28, 2008 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$40,310	$1,028	$16,166	$—	$57,504
Cash in escrow	—	50	—	—	50
Accounts receivable:
Trade	—	104,876	16,126	—	121,002
Other	—	137,044	247	(134,252)	3,039
Inventories	—	264,177	20,911	(1,827)	283,261
Deferred income taxes	—	21,647	(209)	444	21,882
Prepaid expenses and other current assets	—	35,170	3,702	—	38,872

Total current assets	40,310	563,992	56,943	(135,635)	525,610
Property, plant and equipment, net	—	479,697	31,432	—	511,129
Goodwill	—	15,459	—	—	15,459
Other assets	69,594	48,507	2,805	(99,309)	21,597

Total assets	$109,904	$1,107,655	$91,180	$(234,944)	$1,073,795

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$40,508	$151,335	$17,168	$(134,252)	$74,759
Accrued expenses and other current liabilities	12,673	86,095	4,257	—	103,025
Current maturities of long-term debt	—	183	1,185	—	1,368

Total current liabilities	53,181	237,613	22,610	(134,252)	179,152
Long-term debt, net of current maturities	—	716,475	347	—	716,822
Deferred income taxes	—	28,559	2,291	—	30,850
Other liabilities	10,584	102,802	10,219	(7,926)	115,679

Total liabilities	63,765	1,085,449	35,467	(142,178)	1,042,503

Shareholder’s equity:
Common stock	—	—	843	(843)	—
Additional paid-in capital	45,875	266,504	24,158	(81,542)	254,995
Retained earnings (accumulated deficit)	11,220	(228,878)	36,792	(10,381)	(191,247)
Accumulated other comprehensive loss	(10,956)	(15,420)	(6,080)	—	(32,456)

Total shareholder’s equity	46,139	22,206	55,713	(92,766)	31,292

Total liabilities and shareholder’s equity	$109,904	$1,107,655	$91,180	$(234,944)	$1,073,795

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Thirteen weeks ended March 29, 2009 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$331,352	$37,115	$(18,831)	$349,636
Cost of goods sold	—	295,935	35,137	(18,731)	312,341

Gross profit	—	35,417	1,978	(100)	37,295
Selling, general and administrative expenses	1	33,549	2,177	—	35,727
Loss on asset disposals	—	1,802	450	—	2,252

Operating (loss) income	(1)	66	(649)	(100)	(684)
Interest expense (income), net	590	13,996	(8)	—	14,578
Foreign currency exchange loss, net	—	721	173	—	894

Loss before income taxes	(591)	(14,651)	(814)	(100)	(16,156)
Income tax provision (benefit)	38	(5,834)	(611)	445	(5,962)

Net loss	$(629)	$(8,817)	$(203)	$(545)	$(10,194)

	Consolidated Statement of Operations Thirteen weeks ended March 30, 2008 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$436,002	$50,922	$(25,171)	$461,753
Cost of goods sold	—	373,664	44,505	(24,287)	393,882

Gross profit	—	62,338	6,417	(884)	67,871
Selling, general and administrative expenses	17	39,178	2,457	—	41,652
Loss on asset disposals	—	10,025	26	—	10,051

Operating (loss) income	(17)	13,135	3,934	(884)	16,168
Interest (income) expense, net	(9,804)	26,027	7	—	16,230
Foreign currency exchange gain, net	—	(699)	(151)	—	(850)

Income (loss) from continuing operations before income taxes	9,787	(12,193)	4,078	(884)	788
Income tax provision (benefit)	38	(821)	996	—	213

Income (loss) from continuing operations	9,749	(11,372)	3,082	(884)	575
Loss from discontinued operations, net of income taxes	—	(245)	—	—	(245)

Net income (loss)	$9,749	$(11,617)	$3,082	$(884)	$330

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Thirteen weeks ended March 29, 2009 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(10,957)	$45,875	$(8,205)	$26,713
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(15,912)	(30)	(15,942)
Proceeds from sale of property, plant and equipment	—	63	—	63
Decrease in cash in escrow	—	50	—	50

Net cash used in investing activities	—	(15,799)	(30)	(15,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving credit facilities	39,000	—	—	39,000
Net contribution from (repayment to) parent	28,903	(28,903)	—	—
Repayments of term notes	(60,000)	—	(295)	(60,295)
Repayments of other debt	—	(142)	—	(142)

Net cash provided by (used in) financing activities	7,903	(29,045)	(295)	(21,437)

Effect of exchange rate changes on cash	—	(133)	(107)	(240)

Net (decrease) increase in cash and cash equivalents	(3,054)	898	(8,637)	(10,793)
Cash and cash equivalents, beginning of period	40,310	1,027	16,167	57,504

Cash and cash equivalents, end of period	$37,256	$1,925	$7,530	$46,711

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Thirteen weeks ended March 30, 2008 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities – continuing operations	$9,943	$10,080	$(1,011)	$19,012
Net cash used in operating activities – discontinued operations	—	(108)	—	(108)

Net cash provided by (used in) operating activities	9,943	9,972	(1,011)	18,904

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(15,598)	(802)	(16,400)
Proceeds from sale of property, plant and equipment	—	3,962	24	3,986

Net cash used in investing activities	—	(11,636)	(778)	(12,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving credit facilities	(3,000)	—	—	(3,000)
Repayments of term notes	(2,000)	—	—	(2,000)
Net repayments of other debt	—	(108)	(358)	(466)

Net cash used in financing activities	(5,000)	(108)	(358)	(5,466)

Effect of exchange rate changes on cash	—	447	(137)	310

Net increase (decrease) in cash and cash equivalents	4,943	(1,325)	(2,284)	1,334
Cash and cash equivalents, beginning of period	10,464	4,881	18,238	33,583

Cash and cash equivalents, end of period	$15,407	$3,556	$15,954	$34,917

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report, as well as consolidated financial statements and notes thereto and related management discussion and analysis of financial condition and results of operations included in our 2008 Annual Report on Form 10-K.

General

We are a leading producer and marketer of single-use products used to serve food and beverages in the home, quick service restaurants and other food service settings. We distribute our products globally and have served our industry for more than 70 years. We manufacture and supply one of the broadest portfolios of single-use products for the food service industry, including cups, lids, food containers, plates, bowls, portion cups and cutlery, with products available in plastic, paper, foam, post-consumer recycled content and annually renewable materials. We are recognized for our customer service and our products are known for their quality, reliability and consistency. Our products are marketed primarily under the Solo® and Sweetheart® brands, as well as Trophy® and BareTM by Solo. We are one of the leading suppliers of branded disposable cups, plates and bowls in the United States. We also provide a line of products to select customers under private label brands. We operate manufacturing facilities and distribution centers in North America, the United Kingdom and Panama.

Thirteen weeks ended March 29, 2009 compared to the thirteen weeks ended March 30, 2008

(in millions)	Thirteen weeks ended March 29, 2009	Thirteen weeks ended March 30, 2008	Favorable (Unfavorable)
Net sales	$349.6	$461.8	$(112.2)	(24.3)%
Cost of goods sold	312.3	393.9	81.6	20.7

Gross profit	37.3	67.9	(30.6)	(45.1)
Selling, general and administrative expenses	35.7	41.6	5.9	14.2
Loss on asset disposals	2.3	10.1	7.8	77.2

Operating (loss) income	(0.7)	16.2	(16.9)	(104.3)
Interest expense, net	14.6	16.2	1.6	9.9
Foreign currency exchange loss (gain), net	0.9	(0.8)	(1.7)	*

(Loss) income from continuing operations before income taxes	(16.2)	0.8	(17.0)	*
Income tax (benefit) provision	(6.0)	0.2	6.2	*

(Loss) income from continuing operations	(10.2)	0.6	(10.8)	*
Loss from discontinued operations, net of zero income tax provision	—	(0.3)	0.3	100.0

Net (loss) income	$(10.2)	$0.3	$(10.5)	*

*	Not meaningful

Net sales decreased $112.2 million, or 24.3%, for the thirteen weeks ended March 29, 2009 compared to the prior year period. The decrease in net sales reflects a 23.7% decrease in sales volume and a 3.7% decrease from the impact of foreign currency exchange, partially offset by a 3.2% increase in average realized sales price as compared to the thirteen weeks ended March 30, 2008.

Lower sales volumes are the result of a combination of an overall decline in the industry, a competitive marketplace and our strategic initiatives. Approximately two-thirds of the decline reflects the softening North American economies which resulted in a significant contraction in the market for our products as well as the impact of a competitive marketplace. Approximately one-third of the decrease in sales volume reflects our de-emphasis of certain product categories, such as straws and stirrers which are high volume commodity products, and our efforts to improve commercial arrangements.

The increase in average realized sales price in the first quarter of 2009, compared to the first quarter 2008, reflects the impact of pricing increases we implemented in 2008 in response to higher raw material and energy costs, as well as a shift in product mix.

For the thirteen weeks ended March 29, 2009, gross profit decreased by $30.6 million compared to the prior year period. The decrease in gross profit was primarily driven by lower sales volumes, the impact of lower production volumes on our fixed cost absorption and the impact of foreign currency exchange rates. These factors were partially offset by efficiency improvements resulting from ongoing productivity initiatives, a higher average realized selling price, a shift in product mix, and lower costs for freight and distribution. As a percentage of net sales, gross profit was 10.7% in the first quarter of 2009 versus 14.7% in the first quarter of 2008.

Gross profit was also impacted by costs incurred related to the consolidation of our production facilities in the first quarter of 2009 and 2008 of $4.8 million and $2.9 million, respectively. These costs include severance, equipment transfers, set up expenses at the receiving plants and ramp down costs at the closing plants. In addition, gross profit for the first quarter of 2009 is net of a $3.9 million charge in connection with the resolution of a contractual dispute.

Selling, general and administrative expenses decreased $5.9 million for the thirteen weeks ended March 29, 2009 compared to the thirteen weeks ended March 30, 2008. The improvement primarily reflects a decrease in salaries and other employee-related costs driven by cost savings measures implemented in December 2008 and during the first quarter of 2009. The decrease also reflects lower incentive-based compensation compared to the prior year period, primarily driven by lower operating results. As a percentage of net sales, selling, general and administrative expenses were 10.2% in the first quarter of 2009 versus 9.0% in the first quarter of 2008.

Loss on asset disposals for the thirteen weeks ended March 29, 2009 decreased $7.8 million compared to the thirteen weeks ended March 30, 2008. The loss during the current period primarily reflects the disposal of production equipment retired as a result of plant closures and consolidation. The loss during the prior year period primarily reflects the sale of our dairy packaging machinery and equipment.

For the thirteen weeks ended March 29, 2009, interest expense, net decreased $1.6 million compared to the prior year period. Lower interest expense is primarily attributable to lower average interest rates. To a lesser extent, lower interest expense is a result of a lower outstanding balance on our term loan due to prepayments made during the past year.

During the thirteen weeks ended March 29, 2009, the income tax benefit of $6.0 million included a $5.1 million adjustment to correct an error in our previously reported deferred tax liabilities. We determined that this adjustment was immaterial to our current and prior period financial statements. If the adjustment had been recorded to the corresponding prior period financial statements, it would have increased (decreased) income tax provision by approximately $0.7 million, $2.4 million and $(8.0) million in fiscal years 2008, 2007 and 2006, respectively, and increased other comprehensive income by $0.2 million in 2008. Excluding the $5.1 million adjustment, the remaining income tax benefit of approximately $0.9 million was primarily due to a small loss in our foreign jurisdictions. A minimal income tax benefit was recorded because the tax benefit from our domestic net operating losses was primarily offset by the corresponding increase in our valuation allowance. During the thirteen weeks ended March 30, 2008, the income tax provision of $0.2 million primarily reflects income tax provision for our foreign jurisdictions. As the Company is in a net operating loss carryforward position in the United States, any taxes related to domestic earnings are largely offset by valuation allowances.

Liquidity and Capital Resources

Historically, the Company has relied on cash flows from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. Net cash provided by operating activities for continuing operations during the thirteen weeks ended March 29, 2009 was $26.7 million compared to $19.0 million during the thirteen weeks ended March 30, 2008. The increased cash flow from operations is primarily a result of a reduction in inventory levels in the first quarter of 2009 compared to an increase in inventory levels in the first quarter of 2008. The increase in cash flow resulting from the managed inventory levels was partially offset by lower operating results.

Working capital decreased $97.1 million to $249.4 million at March 29, 2009, from $346.5 million at December 28, 2008. The decrease mostly reflects an increase in current maturities of long-term debt, lower inventory balances and lower accounts receivable. The increase in current maturities of long-term debt is due to the revolving credit facility under the First Lien (further defined below under “First Lien Facility”) which has a maturity date of February 2010. The lower inventory balances were primarily driven by our focus to reduce inventory levels to align more closely with lower forecasted demand. The decrease in accounts receivable was driven by lower sales.

Net cash used in investing activities during the thirteen weeks ended March 29, 2009 was $15.8 million compared to $12.4 million during the thirteen weeks ended March 30, 2008. Capital expenditures during the thirteen weeks ended March 29, 2009 were $15.9 million compared to $16.4 million during the thirteen weeks ended March 30, 2008. Capital expenditures were funded by cash provided by operating activities. In the first quarter of 2008, the sale of property, plant and equipment provided investing cash flows of $4.0 million and was primarily related to the sale of dairy packaging machinery and equipment.

Net cash used in financing activities during the thirteen weeks ended March 29, 2009 was $21.4 million compared to $5.5 million during the thirteen weeks ended March 30, 2008. The cash flows in 2009 primarily represent the prepayment of $60.0 million of principal on the term loan under our first lien credit facility partially offset by the net borrowings under the revolving credit facility under our first lien credit facility

Long-term debt

The following is a summary of our long-term debt at March 29, 2009 (in thousands):

March 29, 2009
Long-term debt:
8.5% Senior Subordinated Notes	$325,000
First Lien Facility – Term Loan	301,954
First Lien Facility – Revolver	67,000
Canadian Credit Facility – Term Loan	1,218
Capital lease obligations	1,470

Total long-term debt	696,642
Less—current maturities of long-term debt	68,504

Long-term debt, net of current maturities	$628,138

The following is a summary of our committed revolving credit facilities at March 29, 2009 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Unused Capacity
First Lien Facility-revolving facility	$150,000	$67,000	$13,620	$69,380
Canadian Credit Facility-revolving facility (2)	13,012	—	—	7,934

	$163,012	$67,000	$13,620	$77,314

(1)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.
(2)

The commitment amount for the Canadian revolving credit facility is CAD $16.1 million (approximately $13.0 million); however, unused capacity is CAD $9.8 million (approximately $7.9 million) due to borrowing base limitations.

First Lien Facility

On February 27, 2004, we entered into credit facilities comprised of a $150.0 million revolving credit facility maturing February 27, 2010 and a $650.0 million term loan facility maturing on February 27, 2011 (collectively, the “First Lien”). The revolving credit facility is principally used for working capital purposes, and the term loan facility was used to finance our 2004 acquisition of SF Holdings and related transactions. The First Lien was subsequently amended by Amendment No. 1 dated as of March 31, 2005, Amendment No. 2 dated as of October 14, 2005, Amendment No. 3 and waiver dated as of March 27, 2006, Amendment No. 4 and waiver dated as of October 13, 2006 and Amendment No. 5 dated as of December 22, 2006.

In March 2009, we made a $60.0 million prepayment on the First Lien term loan, which was made from borrowings on our revolving credit facility under the First Lien. Therefore, there are no remaining scheduled principal repayments on the term loan and the final balloon payment of approximately $302.0 million is due on February 27, 2011.

We were in compliance with all financial covenants under the First Lien during the thirteen weeks ended March 29, 2009.

Government Obligations

We are subject to agreements with the City of Chicago (“City”) and the State of Illinois (“State”) relating to our 2001 acquisition of certain property located in Chicago, Illinois. Pursuant to these agreements, the City paid a portion of the 2001 purchase price on behalf of the Company in the form of cash and the issuance of a note. The State also provided a grant to the Company. Under these agreements, we are required to fulfill certain obligations relating to development of the property and retention of a certain number of employees. Our intention is no longer to develop the property, but rather to sell the property and we expect that these obligations will either transfer to a new owner or be repaid from the proceeds of a sale. The obligations total approximately $16.2 million and are included in other current liabilities in the accompanying Consolidated Balance Sheets, of which approximately $3.0 million is interest bearing.

Contractual Obligations

As of May 12, 2009, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, under the caption “Contractual Obligations”.

Outlook

Management believes that cash generated by operations, amounts available under our credit facilities and, to a lesser extent, proceeds from non-strategic asset sales should be sufficient to meet our expected operating needs, planned capital expenditures, expenses related to announced plant closures, payments in conjunction with our lease commitments and debt service requirements for the remainder of 2009. We expect that our total 2009 capital expenditures will be in the range of $65 million to $85 million. We believe this range allows us the flexibility to adjust our capital spending in response to changes in general economic conditions. In addition, we expect contributions to our defined benefit plans will be approximately $5 million.

As the revolving credit facility under our First Lien will mature in February 2010, we currently have a number of financing options under consideration. At present, in light of the continued global recession and restricted credit markets, we are unable to predict with certainty the extent to which such options could be completed on favorable terms.

Net Operating Loss Carryforwards

As of March 29, 2009, we have approximately $238.1 million of U.S. federal tax net operating loss carryforwards, net of reserves, that expire between 2024 and 2028, and there are no carryforwards that are subject to the provisions of Internal Revenue Code Section 382. We establish a valuation allowance for deferred tax assets, including our net operating loss carryforwards, when the amount of expected future taxable income is not likely to support the use of the deduction or credit. During the thirteen weeks ended March 29, 2009, our valuation allowance on all tax attributes increased by $0.9 million, to $103.4 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Critical Accounting Estimates

Our critical accounting estimates are described in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009. There have been no changes to the critical accounting estimates since that filing.

Impact of Recently Issued Accounting Standards

It is expected that the “Financial Accounting Standards Board (“FASB”) Accounting Standards Codification” (the “Codification”) will be effective on July 1, 2009, officially becoming the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. After that date, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. This will have an impact to our financial statements since all future references to authoritative accounting literature will be references in accordance with the Codification.

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (FSP 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. We do not expect any material financial statement implications relating to the adoption of this FSP.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 is effective for the Company as of the first quarter in 2009. In accordance with the new requirements, we have expanded our disclosures to explain why we use derivative instruments, how derivative instruments and related hedged items are accounted for, and the impact of derivative instruments and related hedged items on our financial statements. The disclosures required by the statement are included in Note 7.

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

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009 and incorporated herein by reference and in our other filings made from time to time with the SEC. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. These cautionary statements are to be used as a reference in connection with any forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the impact of our indebtedness, the continuing global recession and restricted credit markets on our cash flow and debt service requirements;

•	our ability to generate cash from operations and the availability of credit impacts the refinancing options available to us;

•	the impact of economic, financial, industry conditions and our continued realization of cost savings on our ability to drive capital growth to service our debt;

•	the impact of any downgrades in our corporate ratings on the credit terms offered to us by our vendors and the interest rates offered to us if we require additional capital or financing;

•	availability of and increases in raw material pricing, energy and fuel;

•	effect of increased regulation of certain raw materials used in our products and changing federal, state, foreign and local environmental and occupational health and safety laws and regulations;

•	impact of competitive products and pricing and fluctuations in demand for our products;

•	ineffective or incomplete remediation of prior material weaknesses in our internal controls over financial reporting;

•	risks associated with conducting business in multiple foreign jurisdictions, including foreign currency exchange rate fluctuations;

•	our ability to improve existing products and develop new products;

•	event of catastrophic loss of one of our key manufacturing facilities;

•	potential conflicts of interest between our note holders and the stockholders of SCIC;

•	loss of one or more of our principal customers;

•	diversion of management attention from other business activities in the event we pursue additional acquisitions or undertake divestitures in the future; and

•	our ability to enforce our intellectual property and other proprietary rights.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, the Company is exposed to market risk-sensitive instruments, which consist primarily of interest rate risk associated with its variable rate debt. The First Lien facility and the Canadian credit facility both include a revolving and term credit facility, which bear interest at a variable rate.

The interest rate on the First Lien facility is either Eurodollar rate based (1, 2, 3 or 6 months) plus a margin or the bank’s base rate plus a margin, whichever the Company selects. For the revolving credit facility, the margin varies from 2.75% to 3.50% on the Eurodollar rate borrowing and from 1.75% to 2.50% on the base rate borrowings depending on the Company’s most recent Consolidated Leverage Ratio. For the term loan, the margin is 3.50% on the Eurodollar rate borrowing and 2.50% on the base rate borrowings. At March 29, 2009, the variable rate on term loan borrowings was 4.97% and the interest rate on borrowings under the revolving credit facility was 5.0%.

The Canadian revolving and term loan facilities bear interest at the Canadian prime rate plus 0.25% or the Canadian bankers’ acceptance rate plus 1.50%, at the Company’s option. As of March 29, 2009, outstanding borrowings under the term loan carried an effective interest rate of 2.35%.

The Company enters into derivative instruments as part of its risk management strategy, not for speculative or trading purposes. As of March 29, 2009, the Company had the following outstanding interest rate swap agreements that were entered into to hedge a portion of the Company’s exposure to interest rate risk under its variable-rate borrowings. The interest rate swaps are designated and qualify as highly effective cash flow hedges.

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

As of March 29, 2009, the outstanding indebtedness under the First Lien term loan facility was $302.0 million and $69.4 million was available under the First Lien revolving credit facility. As of March 29, 2009, the outstanding indebtedness under the Canadian credit facility was CAD $1.5 million (approximately $1.2 million). CAD $9.8 million (approximately $7.9 million) was available under the revolving credit facility.

Based upon the information above, after the expiration of the $50 million interest rate swap on April 2, 2009, the Company’s annual pre-tax income would increase or decrease by approximately $2.2 million for each one-percentage point decrease or increase, respectively, in the interest rates applicable to the variable rate debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

Item 4T.	Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files under the Exchange Act.

(b)	Changes in Internal Control over Financial Reporting. During the thirteen weeks ended March 29, 2009, the Company implemented a new software system that affects its processes and controls over the settlement of deductions and other trade marketing claims made by its retail customers by automating the claim review and approval process, facilitating the calculations that support the journal entries, and centralizing the claim documentation. This system implementation has resulted in a significant change to the Company’s internal controls, and management continues to refine its processes and system of internal control over financial reporting in order to address the impact of this software change. While management believes the changes have improved and strengthened its overall system of internal control, there are inherent risks associated with implementing software changes. Management believes that its controls in the affected areas, as modified, continue to be designed appropriately and operate effectively.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

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

We do not believe there have been any material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2008 filed with the Securities and Exchange Commission on March 16, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

10.1	Amendment Agreement, dated March 2, 2009, between Solo Cup Canada Inc. and GE Canada Finance Holding Company. (Incorporated by reference from Exhibit 99.1 to the form 8-K filed on March 5, 2009.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLO CUP COMPANY

Date: May 13, 2009	By:	/s/ Robert D. Koney, Jr.
Robert D. Koney, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF SOLO CUP COMPANY

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

10.1	Amendment Agreement, dated March 2, 2009, between Solo Cup Canada Inc. and GE Canada Finance Holding Company. (Incorporated by reference from Exhibit 99.1 to the form 8-K filed on March 5, 2009)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.