Form 10-Q
period 2009-06-28
Solo Cup CO
filed 2009-08-11
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the thirteen weeks ended June 28, 2009

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

The number of shares outstanding of the Registrant’s common stock as of August 11, 2009:

Common Stock, $0.01 par value – 100 shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 28, 2009	December 28, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,852	$57,504
Cash in escrow	—	50
Accounts receivable:
Trade, less allowance for doubtful accounts of $713 and $1,453	122,837	121,002
Other	5,836	3,039
Inventories	238,076	283,261
Deferred income taxes	21,659	21,882
Prepaid expenses	12,097	5,664
Assets held for sale	13,321	9,832
Other current assets	24,869	23,376

Total current assets	465,547	525,610
Property, plant and equipment, less accumulated depreciation and amortization of $610,171 and $657,222	499,442	511,129
Goodwill	17,347	15,459
Other assets	24,191	21,597

Total assets	$1,006,527	$1,073,795

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$85,639	$74,759
Accrued payroll and related costs	30,963	31,155
Accrued customer allowances	26,027	26,322
Current maturities of long-term debt	1,383	1,368
Other current liabilities	43,461	45,548

Total current liabilities	187,473	179,152
Long-term debt, net of current maturities	630,054	716,822
Deferred income taxes	26,311	30,850
Pensions and other postretirement benefits	35,933	36,021
Deferred gain on sale-leaseback	44,859	46,178
Other liabilities	35,157	33,480

Total liabilities	959,787	1,042,503

Shareholder’s equity:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding as of June 28, 2009 and December 28, 2008	—	—
Additional paid-in capital	254,995	254,995
Accumulated deficit	(194,494)	(191,247)
Accumulated other comprehensive loss	(13,761)	(32,456)

Total shareholder’s equity	46,740	31,292

Total liabilities and shareholder’s equity	$1,006,527	$1,073,795

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Thirteen weeks ended June 28, 2009	Thirteen weeks ended June 29, 2008	Twenty-six weeks ended June 28, 2009	Twenty-six weeks ended June 29, 2008
Net sales	$395,822	$518,837	$745,458	$980,590
Cost of goods sold	331,428	442,508	643,769	836,390

Gross profit	64,394	76,329	101,689	144,200
Selling, general and administrative expenses	38,359	45,398	74,086	87,050
Loss on asset disposals	171	1,987	2,423	12,038

Operating income	25,864	28,944	25,180	45,112
Interest expense, net of interest income of $104, $221, $259 and $602	13,323	15,315	27,901	31,545
Reclassification of unrealized loss on cash flow hedges to interest expense	9,108	—	9,108	—
Foreign currency exchange gain, net	(3,363)	(395)	(2,469)	(1,245)

Income (loss) from continuing operations before income taxes	6,796	14,024	(9,360)	14,812
Income tax (benefit) provision	(151)	5,483	(6,113)	5,696

Income (loss) from continuing operations	6,947	8,541	(3,247)	9,116
Loss from discontinued operations, net of income taxes of $0	—	(184)	—	(429)

Net income (loss)	$6,947	$8,357	$(3,247)	$8,687

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Unaudited, in thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholder’s equity
Balance at December 28, 2008	$—	$254,995	$(191,247)	$(32,456)	$31,292
Net loss	—	—	(3,247)	—	(3,247)
Foreign currency translation adjustment	—	—	—	6,561	6,561
Pension liability adjustments, net of tax of $63	—	—	—	1,083	1,083
Unrealized investment loss, net of tax of $0	—	—	—	3	3
Recognition of realized gain on cash flow hedge, net of tax of $82	—	—	—	(58)	(58)
Unrealized loss on cash flow hedges, net of tax of $0	—	—	—	(1,514)	(1,514)
Reclassification of realized loss on cash flow hedges to interest expense, net of tax of $0	—	—	—	3,512	3,512
Reclassification of unrealized loss on cash flow hedges to interest expense upon termination of hedge accounting, net of tax of $0	—	—	—	9,108	9,108

Balance at June 28, 2009	$—	$254,995	$(194,494)	$(13,761)	$46,740

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Twenty-six weeks ended June 28, 2009	Twenty-six weeks ended June 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,247)	$8,687
Loss from discontinued operations, net of income taxes	—	429

(Loss) income from continuing operations	(3,247)	9,116

Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	34,469	40,637
Deferred financing fee amortization	2,848	2,172
Loss on asset disposals	2,423	12,038
Reclassification of unrealized loss on cash flow hedges to interest expense	9,108	—
Deferred income taxes	(3,575)	2,234
Foreign currency exchange gain, net	(2,469)	(1,245)
Changes in operating assets and liabilities:
Accounts receivable, net	(779)	8,797
Inventories	48,035	(32,862)
Prepaid expenses and other current assets	(4,990)	766
Other assets	(772)	331
Accounts payable	7,071	9,667
Accrued expenses and other current liabilities	(5,590)	(12,307)
Other liabilities	1,375	802
Other, net	1,295	(245)

Net cash provided by operating activities-continuing operations	85,202	39,901
Net cash used in operating activities-discontinued operations	—	(264)

Net cash provided by operating activities	85,202	39,637

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(29,319)	(31,400)
Proceeds from sale of property, plant and equipment	88	10,179
Decrease in cash in escrow	50	—

Net cash used in investing activities	(29,181)	(21,221)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facilities	19,000	(9,900)
Repayments of term notes	(105,589)	(7,667)
Repayments of other debt	(209)	(528)

Net cash used in financing activities	(86,798)	(18,095)

Effect of exchange rate changes on cash	125	773

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30,652)	1,094
CASH AND CASH EQUIVALENTS, beginning of period	57,504	33,583

CASH AND CASH EQUIVALENTS, end of period	$26,852	$34,677

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of capitalized interest	$25,250	$29,889

Income taxes paid, net of income tax refunds	$503	$3,214

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

Organization - Solo Cup Company, a Delaware corporation (“Solo Delaware”) is the holding company for Solo Cup Operating Corporation, a Delaware corporation (“SCOC”). Solo Delaware is a wholly owned subsidiary of Solo Cup Investment Corporation, a Delaware corporation (“SCIC”). SCC Holding Company LLC, a Delaware limited liability company (“SCC Holding”) and Vestar Capital Partners (“Vestar”) own 67.2% and 32.7% of SCIC, respectively. Company management holds the remaining 0.1% of SCIC.

Principles of consolidation - These unaudited condensed consolidated financial statements include the accounts of Solo Cup Company and its subsidiaries (the “Company”). All material intercompany accounts, transactions, and profits are eliminated in consolidation. The information included in the accompanying interim consolidated financial statements of the Company is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments and accruals unless otherwise indicated) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Results for the interim periods are not necessarily indicative of results expected for the entire year. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 28, 2008, included in its 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

Estimates - These interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

Subsequent events - Management has evaluated subsequent events after the balance sheet date through August 11, 2009 (the financial statement issuance date) for appropriate accounting and disclosure. Subsequent event disclosures are presented in Note 14.

(2) RECENTLY ADOPTED ACCOUNTING STANDARDS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. SFAS No. 165 does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. SFAS No. 165 is effective for financial statements issued after June 15, 2009; therefore, the Company has included the additional disclosure in Note 1 above.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (FSP 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. This FSP is effective for interim and annual periods ending after June 15, 2009; therefore, the Company has included the additional disclosure in Note 7.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 is effective for the Company as of the first quarter in 2009. In accordance with the new requirements, the Company has expanded its disclosures to explain why it uses derivative instruments, how derivative instruments and related hedged items are accounted for, and the impact of derivative instruments and related hedged items on the Company’s financial statements. The disclosures required by this statement are included in Note 8.

SFAS No. 157, Fair Value Measurements, issued by the FASB in September 2006, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) RECENTLY ADOPTED ACCOUNTING STANDARDS (continued)

In 2008, the Company adopted the provisions of SFAS No. 157 with respect to its financial assets and financial liabilities that are measured at fair value within the financial statements. As of June 28, 2009 and December 28, 2008 the expanded disclosure provisions of SFAS No. 157 were applied to the Company’s derivative instruments recorded as financial liabilities, as described in Note 8. In addition, as of the first quarter in 2009, the Company adopted the provisions of SFAS No. 157 with respect to its non-financial assets and non-financial liabilities, which had been deferred under FSP FAS 157-2. As of June 28, 2009, the disclosure provisions of SFAS No. 157 are applied to assets held for sale, as described in Note 3, because these non-financial assets are required to be measured at the lower of carrying value or fair value less costs to sell in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

(3) ASSETS HELD FOR SALE

Assets held for sale as of June 28, 2009 and December 28, 2008, included within the Company’s North America operating segment, includes properties that the Company intends to sell within the next twelve months and that meet the criteria for held for sale as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

As of June 28, 2009 and December 28, 2008, assets held for sale included a distribution center in Havre de Grace, Maryland closed in December 2008 as well as a manufacturing facility in Leominster, Massachusetts closed during the first quarter of 2008. The property in Havre de Grace is included at its unadjusted carrying value. The Company is leasing the property to a related party (Note 11). During the fourth quarter of 2008, the carrying value of the Leominster property was reduced by an impairment loss of $0.6 million to adjust the carrying value to its estimated fair value less costs to sell. The Leominster property was sold in July 2009 for an amount in excess of its carrying value.

In addition, assets held for sale as of June 28, 2009 includes a manufacturing facility in Belen, New Mexico which was closed and subsequently reclassified to assets held for sale during the first quarter of 2009. The facility is included at its unadjusted carrying value.

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

(4) INVENTORIES

The components of inventories are as follows (in thousands):

	June 28, 2009	December 28, 2008
Finished goods	$165,007	$202,458
Work in process	10,565	10,269
Raw materials and supplies	62,504	70,534

Total inventories	$238,076	$283,261

(5) INCOME TAXES

During the first quarter of fiscal year 2009, the Company recorded an adjustment to correct an error in its previously reported deferred tax liabilities. The adjustment increased its income tax benefit and decreased its deferred tax liabilities (noncurrent) by $5.1 million. The Company determined that this adjustment was immaterial to its current and prior period financial statements. If the adjustment had been recorded to the corresponding prior period financial statements, it would have increased (decreased) income tax provision by approximately $0.7 million, $2.4 million and $(8.0) million in fiscal years 2008, 2007 and 2006, respectively, and increased other comprehensive income by $0.2 million in 2008.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6) DEBT

A summary of long-term debt at June 28, 2009 and December 28, 2008, including amounts payable within one year, is as follows (in thousands):

	June 28, 2009	December 28, 2008
Long-term debt:
8.5% Senior Subordinated Notes due 2014	$325,000	$325,000
First Lien Facility – Term Loan	256,954	361,954
First Lien Facility – Revolver	47,000	28,000
Canadian Credit Facility – Term Loan	995	1,532
Capital lease obligations	1,488	1,704

Total long-term debt	631,437	718,190
Less: Current maturities of long-term debt	1,383	1,368

Long-term debt, net of current maturities	$630,054	$716,822

The revolving credit facility under the first lien facility has a scheduled maturity on February 27, 2010. However, as of June 28, 2009, current maturities of long-term debt excludes the outstanding balance on this revolving credit facility because the Company refinanced the short-term obligation on a long-term basis, as discussed below.

Refinancing transactions

On July 2, 2009, the Company and its wholly-owned subsidiary SCOC, as co-issuers, issued $300.0 million of 10.5% senior secured notes and, as co-borrowers, entered into a new asset-based revolving credit facility providing for borrowings of up to $200.0 million. The proceeds from these new borrowings were used to repay all outstanding borrowings under the Company’s first lien facility. See further description of the refinancing transactions in Note 14.

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, derivative financial instruments (Note 8), and debt (Note 6), including obligations under capital leases. The carrying values of financial instruments other than fixed rate debt approximate their fair values at June 28, 2009 and December 28, 2008, due to their short-term maturities or market rates of interest. The fair value of the Company’s floating rate debt at June 28, 2009 and December 28, 2008 approximated its carrying value due to the Company’s ability to borrow at comparable terms in the open market. The Company’s fixed rate debt had a carrying value of $325.0 million and an estimated fair value of $263.3 million and $219.1 million at June 28, 2009 and December 28, 2008, respectively. The fair value of the fixed rate debt was determined based on the price of the last trade of the debt on June 26, 2009 and December 26, 2008, the last business day of each respective fiscal period.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) DERIVATIVE INSTRUMENTS

The Company enters into derivative instruments as part of its risk management strategy. As of June 28, 2009, the Company had outstanding interest rate swap agreements with a notional amount of $150 million that were entered into to hedge a portion of the Company’s exposure to interest rate risk under its variable-rate first lien facility term loan borrowings. The interest rate swaps were designated and qualified as highly effective cash flow hedges. As of June 28, 2009, these swaps no longer qualified for hedge accounting because the Company’s first lien facility was extinguished in conjunction with the Company’s refinancing transactions in July 2009, as further described in Note 14.

As long as these swaps had been designated as cash flow hedges, following the guidance of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the mark-to-market changes on these interest rate swaps had been reported as a component of accumulated other comprehensive income. As a result of the refinancing, the hedged forecasted payments of variable-rate interest under the first lien borrowings were no longer probable of occurring. Accordingly, the Company discontinued hedge accounting prospectively, and, as a result, the cumulative mark-to-market loss of $9.1 million associated with these swaps was reclassified from accumulated other comprehensive loss to interest expense in June 2009. The location and amount of all losses recognized in income on the interest rate swaps, including the reclassification from accumulated other comprehensive loss to interest expense, for the thirteen week and twenty six week periods ended June 28, 2009 and June 29, 2008 are as follows (in millions):

		Amount of Loss Recognized during the
		Thirteen weeks ended		Twenty-six weeks ended
Derivative Instruments	Location in Consolidated Statement of Operations	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Interest rate swaps	Interest expense, net	$(1.7)	$(1.2)	$(3.5)	$(1.7)
Interest rate swaps	Reclassification of unrealized loss on cash flow hedges to interest expense	(9.1)	—	(9.1)	—

The interest rate swaps are reported as current or non-current liabilities at fair value on the Company’s consolidated balance sheets based on their expiration dates as shown in the table below:

Location in Consolidated Balance Sheet and Description of Derivative Instrument	Effective Date	Expiration Date	Fixed Rate Paid	Notional Amount (millions)	Fair Value at June 28, 2009 (millions)	Fair Value at December 28, 2008 (millions)
Other current liabilities -
Receive-variable (Eurodollar) pay-fixed interest rate swap	10/02/07	04/02/09	4.6475%	$50.0	$—	$(0.5)
Other liabilities -
Receive-variable (Eurodollar) pay-fixed interest rate swaps	08/28/07	02/28/11	5.3765%	150.0	(9.1)	(10.6)

				$200.0	$(9.1)	$(11.1)

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

In March 2004, June 2005 and March 2006, the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $300.0 million. In September 2006, the Company terminated these agreements prior to their stated expirations. Through the termination date, these interest rate swap agreements were accounted for as cash flow hedges and their fair values were included in other current assets and other assets on the Company’s Consolidated Balance Sheets. Included in accumulated other comprehensive income is a deferred gain on the qualified hedged transactions of $0.1 million and $0.2 million, net of tax, as of June 28, 2009 and December 28, 2008, respectively. The deferred gain is being amortized over the remaining term of the underlying debt increasing interest income by approximately $0.3 million and income tax expense by approximately $0.2 million on an annual basis. The deferred gain of $0.1 million was fully amortized as a result of the extinguishment of the underlying debt.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans consists of the following (in thousands):

	Thirteen weeks ended June 28, 2009	Thirteen weeks ended June 29, 2008	Twenty-six weeks ended June 28, 2009	Twenty-six weeks ended June 29, 2008
Pension Benefits
Service cost	$236	$319	$455	$640
Interest cost	1,793	1,835	3,509	3,652
Expected return on plan assets	(1,493)	(2,339)	(2,909)	(4,495)
Amortization of prior service cost	557	51	1,097	102
Amortization of net loss	51	(50)	102	—

Net periodic benefit cost (income)	$1,144	$(184)	$2,254	$(101)

Other Postretirement Benefits
Service cost	$9	$14	$17	$29
Interest cost	193	172	385	343
Amortization of prior service credit	(108)	(109)	(217)	(217)
Amortization of net loss	85	77	172	154

Net periodic benefit cost	$179	$154	$357	$309

During the twenty-six weeks ended June 28, 2009, $1.9 million of contributions had been made by the Company to its pension and other postretirement benefit plans. The Company presently anticipates contributing an additional $3.5 million to fund its pension and other postretirement benefit plans in 2009 for a total of approximately $5.4 million.

On January 1, 2009, the Company implemented an indefinite suspension of company matching contributions for its 401(k) defined contribution plan which covers substantially all U.S. employees.

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following (in thousands):

	Thirteen weeks ended June 28, 2009	Thirteen weeks ended June 29, 2008	Twenty-six weeks ended June 28, 2009	Twenty-six weeks ended June 29, 2008
Net income (loss)	$6,947	$8,357	$(3,247)	$8,687
Foreign currency translation adjustment	8,721	926	6,561	(551)
Pension liability adjustments	514	24	1,083	48
Unrealized investment gain (loss)	6	—	3	(6)
Recognition of realized gain on cash flow hedges	(31)	(27)	(58)	(54)
Unrealized (loss) gain on cash flow hedges	(1,036)	3,894	(1,514)	(1,313)
Reclassification of realized loss on cash flow hedges to interest expense	1,665	1,178	3,512	1,680
Reclassification of unrealized loss on cash flow hedges to interest expense upon termination of hedge accounting	9,108	—	9,108	—

Comprehensive income	$25,894	$14,352	$15,448	$8,491

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 28, 2009	December 28, 2008
Foreign currency translation adjustments	$7,366	$805
Pension liability adjustments, net of tax of $5,807 and $5,870	(21,210)	(22,293)
Unrealized investment loss, net of tax of $0	(9)	(12)
Unrealized loss on cash flow hedges, net of tax of $0	—	(11,106)
Unrecognized gain on cash flow hedges, net of tax of $132 and $215	92	150

Accumulated other comprehensive loss	$(13,761)	$(32,456)

(11) RELATED PARTY TRANSACTIONS

In 2004, the Company and SCIC entered into a management agreement with SCC Holding providing for, among other items, the payment by SCIC of an annual advisory fee of $2.5 million to SCC Holding (“SCC Holding Agreement”). On June 30, 2009, the Company and SCIC entered into a second amendment to the management agreement with SCC Holding. The amendment provided that the annual advisory fee would be $0.8 million beginning with the 2009 fee. Pursuant to the SCC Holding Agreement, the Company had recorded $0.6 million of advisory fees during the thirteen weeks ended March 29, 2009. During the thirteen weeks ended June 28, 2009, as a result of the second amendment to the SCC Holding Agreement, the Company reversed $0.2 million of advisory fees such that as of June 28, 2009, accrued advisory fees of $0.4 million were included in other current liabilities on the Company’s Consolidated Balance Sheet.

Pursuant to the SCC Holding Agreement, during the thirteen-week and twenty-six week periods ended June 29, 2008, the Company recorded $0.6 million and $1.3 million of advisory fees, respectively. However, on December 19, 2008, the Company and SCIC entered into an amendment to the SCC Holding Agreement which provided that SCC Holding would not receive any fees for the fiscal year ended December 28, 2008; therefore, in the fourth quarter of 2008, the previously recognized expense for advisory fees to SCC Holding was reversed, and no expense was incurred by the Company for the 2008 fiscal year related to this agreement.

Also in 2004, the Company and SCIC entered into a management agreement with Vestar pursuant to which SCIC would pay Vestar an $0.8 million annual advisory fee, plus reimbursement of its expenses (“Vestar Agreement”). Pursuant to the Vestar Agreement, the Company recorded $0.2 million of advisory fees during each of the thirteen-week periods ended June 28, 2009 and June 29, 2008, and $0.4 million during each of the twenty-six week periods ended June 28, 2009 and June 29, 2008. As of June 28, 2009, $0.5 million was included in other current liabilities on the Company’s Consolidated Balance Sheets for advisory fees and out-of-pocket expenses. As of December 28, 2008, $0.1 million was included in other current liabilities for out-of-pocket expenses.

On December 19, 2008, the Company and Vestar entered into an amendment to the Vestar Agreement which provided that Vestar would not receive any advisory fees for the fiscal year ended December 28, 2008. As a result, in the fourth quarter of 2008, the previously recognized expense for advisory fees to Vestar was reversed, and no expense was incurred by the Company for the 2008 fiscal year related to this agreement.

In July 2008, the Company extended an interest-free loan of $0.2 million to one of its executive officers. The loan is included in other assets (noncurrent) on the Company’s Consolidated Balance Sheets as of June 28, 2009 and December 28, 2008. The loan was fully repaid in July 2009.

In February 2009, SCOC entered into a real estate lease agreement (the “Lease”) with Sun Products Corporation (“Sun”) for a warehouse located in Havre de Grace, Maryland. One or more Vestar entities have an equity interest in Sun. The Lease is for a term of seven years and includes two 5-year renewal options. Sun will pay SCOC annual rent of approximately $1.6 million with such rent beginning September 2009. If SCOC does not build contemplated expansion space that Sun requires, Sun may terminate the Lease. During July 2009, the Company entered into an agreement to sell the Havre de Grace property and simultaneously assign the Lease to the purchaser, although this transaction has not yet closed. The terms of the purchase agreement require the Company to guarantee the rental stream of the Lease for years 8-15. The Company expects to complete the sale of the property during the second half of 2009. See Note 3.

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

(in thousands)	North America	Europe	Other	Total Segments	Eliminations	Total
For the thirteen weeks ended June 28, 2009
Net sales	$371,436	$27,801	$3,074	$402,311	$(6,489)	$395,822
Intersegment net sales	6,489	—	—	6,489	(6,489)	—
Operating income (loss)	26,211	(611)	322	25,922	(58)	25,864

For the twenty-six weeks ended June 28, 2009
Net sales	$700,813	$49,359	$6,690	$756,862	$(11,404)	$745,458
Intersegment net sales	11,404	—	—	11,404	(11,404)	—
Operating income (loss)	26,560	(2,159)	801	25,202	(22)	25,180

For the thirteen weeks ended June 29, 2008
Net sales	$491,194	$30,749	$3,258	$525,201	$(6,364)	$518,837
Intersegment net sales	6,364	—	—	6,364	(6,364)	—
Operating income (loss)	27,527	1,620	(248)	28,899	45	28,944

For the twenty-six weeks ended June 29, 2008
Net sales	$930,181	$55,350	$6,610	$992,141	$(11,551)	$980,590
Intersegment net sales	11,551	—	—	11,551	(11,551)	—
Operating income (loss)	43,757	1,575	(301)	45,031	81	45,112

(in thousands)	Thirteen weeks ended June 28, 2009	Thirteen weeks ended June 29, 2008	Twenty-six weeks ended June 28, 2009	Twenty-six weeks ended June 29, 2008
Operating income:
Total segment operating income	$25,922	$28,899	$25,202	$45,031
Elimination of intersegment operating (income) loss	(58)	45	(22)	81
Interest expense, net of interest income of $31, $221, $259 and $602	(13,323)	(15,316)	(27,901)	(31,546)
Reclassification of unrealized loss on cash flow hedges to interest expense	(9,108)	—	(9,108)	—
Foreign currency exchange gain, net	3,363	396	2,469	1,246

Income (loss) from continuing operations before income taxes	$6,796	$14,024	$(9,360)	$14,812

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

	Condensed Consolidated Balance Sheet June 28, 2009 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$8,441	$18,411	$—	$26,852
Accounts receivable – Trade	—	108,470	14,367	—	122,837
Accounts receivable – Other	—	16,047	49	(10,260)	5,836
Inventories	—	217,498	22,798	(2,220)	238,076
Deferred income taxes	—	21,574	85	—	21,659
Prepaid expenses and other current assets	—	44,699	5,588	—	50,287

Total current assets	—	416,729	61,298	(12,480)	465,547
Property, plant and equipment, net	—	468,429	31,013	—	499,442
Goodwill	—	17,347	—	—	17,347
Other assets	69,605	51,473	2,411	(99,298)	24,191

Total assets	$69,605	$953,978	$94,722	$(111,778)	$1,006,527

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$1,086	$77,973	$16,839	$(10,259)	$85,639
Accrued expenses and other current liabilities	11,921	84,088	4,442	—	100,451
Current maturities of long-term debt	—	388	995	—	1,383

Total current liabilities	13,007	162,449	22,276	(10,259)	187,473
Long-term debt, net of current maturities	—	630,054	—	—	630,054
Deferred income taxes	—	23,699	2,612	—	26,311
Other liabilities	9,109	104,795	9,971	(7,926)	115,949

Total liabilities	22,116	920,997	34,859	(18,185)	959,787

Shareholder’s equity:
Common stock	—	—	842	(842)	—
Additional paid-in capital	45,875	266,504	24,158	(81,542)	254,995
Retained earnings (accumulated deficit)	1,521	(223,362)	38,556	(11,209)	(194,494)
Accumulated other comprehensive income (loss)	93	(10,161)	(3,693)	—	(13,761)

Total shareholder’s equity	47,489	32,981	59,863	(93,593)	46,740

Total liabilities and shareholder’s equity	$69,605	$953,978	$94,722	$(111,778)	$1,006,527

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) GUARANTOR NOTE (Continued)

	Condensed Consolidated Balance Sheet December 28, 2008 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$40,310	$1,028	$16,166	$—	$57,504
Cash in escrow	—	50	—	—	50
Accounts receivable – Trade	—	104,876	16,126	—	121,002
Accounts receivable – Other	—	137,044	247	(134,252)	3,039
Inventories	—	264,177	20,911	(1,827)	283,261
Deferred income taxes	—	21,647	(209)	444	21,882
Prepaid expenses and other current assets	—	35,170	3,702	—	38,872

Total current assets	40,310	563,992	56,943	(135,635)	525,610
Property, plant and equipment, net	—	479,697	31,432	—	511,129
Goodwill	—	15,459	—	—	15,459
Other assets	69,594	48,507	2,805	(99,309)	21,597

Total assets	$109,904	$1,107,655	$91,180	$(234,944)	$1,073,795

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$40,508	$151,335	$17,168	$(134,252)	$74,759
Accrued expenses and other current liabilities	12,673	86,095	4,257	—	103,025
Current maturities of long-term debt	—	183	1,185	—	1,368

Total current liabilities	53,181	237,613	22,610	(134,252)	179,152
Long-term debt, net of current maturities	—	716,475	347	—	716,822
Deferred income taxes	—	28,559	2,291	—	30,850
Other liabilities	10,584	102,802	10,219	(7,926)	115,679

Total liabilities	63,765	1,085,449	35,467	(142,178)	1,042,503

Shareholder’s equity:
Common stock	—	—	843	(843)	—
Additional paid-in capital	45,875	266,504	24,158	(81,542)	254,995
Retained earnings (accumulated deficit)	11,220	(228,878)	36,792	(10,381)	(191,247)
Accumulated other comprehensive loss	(10,956)	(15,420)	(6,080)	—	(32,456)

Total shareholder’s equity	46,139	22,206	55,713	(92,766)	31,292

Total liabilities and shareholder’s equity	$109,904	$1,107,655	$91,180	$(234,944)	$1,073,795

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Thirteen weeks ended June 28, 2009 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$374,371	$45,638	$(24,187)	$395,822
Cost of goods sold	—	313,733	41,590	(23,895)	331,428

Gross profit	—	60,638	4,048	(292)	64,394
Selling, general and administrative expenses	—	35,967	2,392	—	38,359
Loss on asset disposals	—	168	3	—	171

Operating income (loss)	—	24,503	1,653	(292)	25,864
Interest expense, net	(83)	13,395	11	—	13,323
Reclassification of unrealized loss on cash flow hedges to interest expense	9,108	—	—	—	9,108
Foreign currency exchange gain, net	—	(2,902)	(461)	—	(3,363)

(Loss) income from continuing operations before income taxes	(9,025)	14,010	2,103	(292)	6,796
Income tax provision (benefit)	44	(316)	121	—	(151)

Net (loss) income	$(9,069)	$14,326	$1,982	$(292)	$6,947

	Consolidated Statement of Operations Thirteen weeks ended June 29, 2008 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$488,756	$57,523	$(27,442)	$518,837
Cost of goods sold	—	419,227	50,935	(27,654)	442,508

Gross profit	—	69,529	6,588	212	76,329
Selling, general and administrative expenses	—	42,674	2,724	—	45,398
Loss on asset disposals	—	1,967	20	—	1,987

Operating income	—	24,888	3,844	212	28,944
Interest (income) expense, net	(5,147)	20,431	31	—	15,315
Foreign currency exchange loss (gain), net	—	150	(545)	—	(395)

Income from continuing operations before income taxes	5,147	4,307	4,358	212	14,024
Income tax provision	39	3,878	1,566	—	5,483

Income from continuing operations	5,108	429	2,792	212	8,541
Loss from discontinued operations	—	(184)	—	—	(184)

Net income	$5,108	$245	$2,792	$212	$8,357

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Twenty-six weeks ended June 28, 2009 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$705,722	$82,754	$(43,018)	$745,458
Cost of goods sold	—	609,669	76,726	(42,626)	643,769

Gross profit	—	96,053	6,028	(392)	101,689
Selling, general and administrative expenses	1	69,515	4,570	—	74,086
Loss on asset disposals	—	1,970	453	—	2,423

Operating (loss) income	(1)	24,568	1,005	(392)	25,180
Interest expense, net	508	27,391	2	—	27,901
Reclassification of unrealized loss on cash flow hedges to interest expense	9,108	—	—	—	9,108
Foreign currency exchange gain, net	—	(2,181)	(288)	—	(2,469)

(Loss) income from continuing operations before income taxes	(9,617)	(642)	1,291	(392)	(9,360)
Income tax provision (benefit)	82	(6,152)	(488)	445	(6,113)

Net (loss) income	$(9,699)	$5,510	$1,779	$(837)	$(3,247)

	Consolidated Statement of Operations Twenty-six weeks ended June 29, 2008 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$924,758	$108,445	$(52,613)	$980,590
Cost of goods sold	—	792,891	95,440	(51,941)	836,390

Gross profit	—	131,867	13,005	(672)	144,200
Selling, general and administrative expenses	17	81,852	5,181	—	87,050
Loss on asset disposals	—	11,992	46	—	12,038

Operating (loss) income	(17)	38,023	7,778	(672)	45,112
Interest (income) expense, net	(14,950)	46,457	38	—	31,545
Foreign currency exchange gain, net	—	(549)	(696)	—	(1,245)

Income (loss) from continuing operations before income taxes	14,933	(7,885)	8,436	(672)	14,812
Income tax provision	77	3,057	2,562	—	5,696

Income (loss) from continuing operations	14,856	(10,942)	5,874	(672)	9,116
Loss from discontinued operations	—	(429)	—	—	(429)

Net income (loss)	$14,856	$(11,371)	$5,874	$(672)	$8,687

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Twenty-six weeks ended June 28, 2009 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(8,259)	$90,645	$2,816	$85,202

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(29,177)	(142)	(29,319)
Proceeds from sale of property, plant and equipment	—	88	—	88
Decrease in cash in escrow	—	50	—	50

Net cash used in investing activities	—	(29,039)	(142)	(29,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	19,000	—	—	19,000
Repayments of term notes	(105,000)	—	(589)	(105,589)
Net collections (repayments) of intercompany debt	53,949	(53,949)	—	—
Net repayments of other debt	—	(209)	—	(209)

Net cash used in financing activities	(32,051)	(54,158)	(589)	(86,798)

Effect of exchange rate changes on cash	—	(34)	159	125

Net (decrease) increase in cash and cash equivalents	(40,310)	7,414	2,244	(30,652)
Cash and cash equivalents, beginning of period	40,310	1,027	16,167	57,504

Cash and cash equivalents, end of period	$—	$8,441	$18,411	$26,852

	Condensed Consolidated Statement of Cash Flows Twenty-six weeks ended June 29, 2008 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities – continuing operations	$22,973	$15,575	$1,353	$39,901
Net cash used in operating activities – discontinued operations	—	(264)	—	(264)

Net cash provided by operating activities	22,973	15,311	1,353	39,637

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(30,183)	(1,217)	(31,400)
Proceeds from sale of property, plant and equipment	—	10,148	31	10,179

Net cash used in investing activities	—	(20,035)	(1,186)	(21,221)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving credit facilities	(9,900)	—	—	(9,900)
Repayments of term notes	(7,310)	—	(357)	(7,667)
Repayments of other debt	—	(170)	(358)	(528)

Net cash used in financing activities	(17,210)	(170)	(715)	(18,095)

Effect of exchange rate changes on cash	—	296	477	773

Net increase (decrease) in cash and cash equivalents	5,763	(4,598)	(71)	1,094
Cash and cash equivalents, beginning of period	10,464	4,881	18,238	33,583

Cash and cash equivalents, end of period	$16,227	$283	$18,167	$34,677

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) SUBSEQUENT EVENT – REFINANCING TRANSACTIONS

On July 2, 2009, the Company and its wholly owned subsidiary SCOC, as co-Issuers, issued $300.0 million of 10.5% Senior Secured Notes due 2013 (the “Secured Notes”) and entered into a new asset-based revolving credit facility providing for borrowings of up to $200.0 million subject to borrowing base limitations (“ABL Facility”). Initial borrowings under the ABL Facility were $28.3 million. These funds together with the $293.8 million in net proceeds the Company received from the issuance of the Secured Notes were used to repay the $300.9 million of borrowings outstanding and accrued interest on the Company’s first lien credit facility, to pay $17.3 million of debt issuance costs relating to the Secured Notes and the ABL Facility, and to provide $3.9 million for operating needs. The debt issuance costs were deferred and will be amortized through 2013, when the Secured Notes and ABL Facility mature. Of the total debt issuance costs related to the refinancing, $4.9 million were included in other assets and accounts payable on the Company’s June 28, 2009 Consolidated Balance Sheet.

In connection with these refinancing transactions, the Company reclassified $9.1 million of unrealized losses associated with existing interest rate swap agreements from accumulated other comprehensive income to interest expense during the thirteen weeks ended June 28, 2009. See further description in Note 8. In addition, the unamortized balance of debt issuance costs related to the first lien credit facility of $2.5 million was written off during July 2009 as a result of the refinancing.

Senior Secured Notes

The Secured Notes were issued pursuant to an indenture, dated as of July 2, 2009 (the “Indenture”), among the Company and SCOC (the “Issuers”) and the following Company subsidiaries, as guarantors: SF Holdings Group, Inc., Solo Manufacturing LLC, P. R. Solo Cup, Inc., Solo Cup Owings Mills Holdings, Lily-Canada Holding Corporation, Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited (collectively, “Guarantors”) and U.S. Bank National Association, as trustee. The description of the Indenture below is qualified in its entirety by reference to the complete text of the Indenture, a copy of which is filed as Exhibit 4.6 to the Company’s Form 8-K filed on July 9, 2009.

The Secured Notes mature on November 1, 2013 and bear interest at a rate of 10.5% per annum. Interest on the Secured Notes is computed on the basis of a 360-day year composed of twelve 30-day months and is payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2009. The Secured Notes were issued at 97.928% of the aggregate principal amount for gross proceeds of $293.8 million, representing a yield to maturity of 11.125%.

Asset-Based Revolving Credit Facility

On July 2, 2009, the Company, SCOC and the Guarantors (collectively, the “Borrowers”) entered into a loan agreement, dated as of July 2, 2009 (the “ABL Facility”), with Bank of America, N.A., as administrative agent, co-collateral agent and lender; General Electric Capital Corporation, as co-collateral agent and lender; and Wells Fargo Foothill, LLC and Goldman Sachs Lending Partners LLC, as lenders, providing for revolving credit financing of up to $200.0 million, including a $40.0 million sub-limit for letters of credit, with a maturity date of July 2, 2013. The description of the ABL Facility below is qualified in its entirety by reference to the complete text of the ABL Facility, a copy of which is filed as Exhibit 10.37 to the Company’s Form 8-K filed on July 9, 2009.

The Borrowers’ ability to borrow under the ABL Facility is limited to a borrowing base equal to 85% of eligible accounts receivable plus the lower of (1) 65% of eligible inventory and (2) 85% of the net orderly liquidation value of eligible inventory minus availability reserves, and is subject to other conditions, limitations and reserve requirements.

Under the ABL Facility, the borrowers have the right to increase the aggregate principal amount of the commitments from time to time, in an aggregate amount not to exceed $100.0 million, without the consent of any lender (other than the lenders participating in such increase), so long as any such increase is at least $25.0 million, subject to borrowing base limitations and other specified terms and conditions.

Interest accrues on outstanding borrowings under the ABL Facility at a rate of either LIBOR (as defined in the ABL Facility) plus a margin of 4% per annum or a specified base rate plus a margin of 3% per annum, at the option of the borrowers. These interest rate margins are subject to adjustment after July 2, 2010 based on borrowing base availability. Letters of credit issued and outstanding under the ABL Facility accrue fees at a per annum rate equal to the LIBOR interest rate margin described above plus a 0.125% per annum fronting fee to the issuing bank on the face amount thereof, in addition to the issuing bank’s customary fees and charges in connection with the issuance, amendment, negotiation, payment, processing, transfer and administration of such letters of credit. An unused line fee of 0.75% per annum accrues on an amount equal to (1) the aggregate lending commitments under the ABL Facility less (2) the average daily amount of the outstanding borrowings plus the face amount of any outstanding letters of credit under the ABL Facility.

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

General

We are a leading producer and marketer of single-use products used to serve food and beverages in quick service restaurants (“QSRs”), other foodservice settings and homes. We distribute our products globally and have served our industry for more than 70 years. We manufacture and supply a broad portfolio of single-use products, including cups, lids, food containers, plates, bowls, portion cups cutlery and straws, with products available in plastic, paper, foam, post-consumer recycled content and renewable resources. We are recognized for our customer service, and our products are known for their quality, reliability and consistency. Our products are marketed primarily under the Solo® and Sweetheart® brands, as well as Bare TM by Solo, Trophy® and Jack Frost®. We are one of the leading suppliers of branded single-use cups, plates and bowls in the United States, and we also manufacture and supply a line of private label products to select customers. We operate manufacturing facilities and distribution centers in North America, the United Kingdom and Panama.

Thirteen weeks ended June 28, 2009 compared to the thirteen weeks ended June 29, 2008

(in millions)	Thirteen weeks ended June 28, 2009	Thirteen weeks ended June 29, 2008	Favorable (Unfavorable)
Net sales	$395.8	$518.8	$(123.0)	(23.7)%
Cost of goods sold	331.4	442.5	111.1	25.1

Gross profit	64.4	76.3	(11.9)	(15.6)
Selling, general and administrative expenses	38.3	45.4	7.1	15.6
Loss on asset disposals	0.2	2.0	1.8	90.0

Operating income	25.9	28.9	(3.0)	(10.4)
Interest expense, net	13.3	15.3	2.0	13.1
Reclassification of unrealized loss on cash flow hedges to interest expense	9.1	—	(9.1)	*
Foreign currency exchange gain, net	(3.3)	(0.4)	2.9	*

Income from continuing operations before income taxes	6.8	14.0	(7.2)	(51.4)
Income tax provision	(0.1)	5.5	5.6	101.8

Income from continuing operations	6.9	8.5	(1.6)	(18.8)
Loss from discontinued operations, net of tax provision of $0 and $0	—	(0.1)	0.1	*

Net income	$6.9	$8.4	$(1.5)	(17.9)

*	Not meaningful

Net sales decreased $123.0 million, or 23.7%, for the thirteen weeks ended June 28, 2009 compared to the prior year period. The decrease in net sales reflects a 21.7% decrease in sales volume and a 3.0% decrease from the impact of foreign currency exchange, partially offset by a 1.0% increase in average realized sales price as compared to the thirteen weeks ended June 29, 2008.

Lower sales volumes are the result of a combination of the overall softness in the industry, a competitive marketplace and our strategic initiatives. Approximately half of the decrease in sales volume reflects our de-emphasis of certain product categories, such as straws and stirrers which are high volume commodity products, and our efforts to improve commercial arrangements. The other half of the decline reflects the continuing global economic recession which resulted in a significant contraction in the market for our products as well as the impact of a competitive marketplace.

The increase in average realized sales price in the second quarter of 2009, compared to the second quarter 2008, reflects a shift in product mix partially offset by lower pricing during the second quarter of 2009.

For the thirteen weeks ended June 28, 2009, gross profit decreased by $11.9 million compared to the prior year period. The decrease in gross profit was primarily driven by lower sales volumes, the impact of lower production volumes on our fixed cost absorption and the impact of foreign currency exchange rates. These factors were partially offset by lower raw material costs, a shift in product mix, and lower costs for freight and distribution. As a percentage of net sales, gross profit was 16.3% in the second quarter of 2009 versus 14.7% in the second quarter of 2008, primarily driven by the impact of lower raw material costs.

Gross profit was also impacted by costs incurred related to the consolidation of our production facilities in the second quarter of 2009 and 2008 of $3.1 million and $2.6 million, respectively. These costs include severance, equipment transfers, set-up expenses at the receiving plants and ramp down costs at the closing plants.

Selling, general and administrative expenses decreased $7.1 million for the thirteen weeks ended June 28, 2009 compared to the thirteen weeks ended June 29, 2008. The improvement primarily reflects lower employee-related costs driven by cost savings measures implemented in December 2008 and during the first half of 2009. The decrease also reflects lower incentive-based compensation compared to the prior year period, primarily driven by lower operating results. These decreases in expenses were partially offset by an increase in advertising and promotional spending in support of new product launches in the second quarter of 2009. As a percentage of net sales, selling, general and administrative expenses were 9.7% in the second quarter of 2009 versus 8.7% in the second quarter of 2008.

For the thirteen weeks ended June 28, 2009, interest expense, net, decreased $2.0 million compared to the prior year period. Lower interest expense is primarily attributable to lower outstanding term debt, mainly due to prepayments of the term loan under our first lien credit facility. To a lesser extent, lower interest expense is a result of lower average interest rates compared to the prior year period.

The reclassification of unrealized losses on cash flow hedges to interest expense of $9.1 million was a result of our refinancing in July 2009. These interest rate swaps were accounted for as cash flow hedges of the variable-rate interest payments on the first lien term loan borrowings. Due to the refinancing, the hedged forecasted payments of variable-rate interest under the first lien term loan borrowings were no longer probable of occurring. Accordingly, we discontinued hedge accounting prospectively and, as a result, the cumulative mark-to-market loss of $9.1 million associated with these swaps was reclassified from accumulated other comprehensive loss to interest expense in June 2009.

During the thirteen weeks ended June 28, 2009, the income tax benefit of $0.1 million consists of a minimal domestic tax benefit partially offset by a tax provision related to foreign jurisdictions. During the thirteen weeks ended June 29, 2008, the income tax provision of $5.5 million is primarily related to our foreign jurisdictions. For our domestic operations, the tax expense generated from the income incurred during the period was largely offset by a corresponding decrease in the valuation allowance; therefore, a minimal net domestic tax expense was recognized.

Twenty-six weeks ended June 28, 2009 compared to the twenty-six weeks ended June 29, 2008

(in millions)	Twenty-six weeks ended June 28, 2009	Twenty-six weeks ended June 29, 2008	Favorable (Unfavorable)
Net sales	$745.5	$980.6	$(235.1)	(24.0)%
Cost of goods sold	643.8	836.4	192.6	23.0

Gross profit	101.7	144.2	(42.5)	(29.5)
Selling, general and administrative expenses	74.1	87.1	13.0	14.9
Loss on asset disposals	2.4	12.0	9.6	80.0

Operating income	25.2	45.1	(19.9)	(44.1)
Interest expense, net	27.9	31.5	3.6	11.4
Reclassification of unrealized loss on cash flow hedges to interest expense	9.1	—	(9.1)	*
Foreign currency exchange gain, net	(2.4)	(1.2)	1.2	100.0

(Loss) income from continuing operations before income taxes	(9.4)	14.8	(24.2)	*
Income tax (benefit) provision	(6.2)	5.7	11.9	*

(Loss) income from continuing operations	(3.2)	9.1	(12.3)	*
Loss from discontinued operations, net of tax provision of $0 and $0	—	(0.4)	0.4	*

Net (loss) income	$(3.2)	$8.7	$(11.9)	*

*	Not meaningful

Net sales decreased $235.1 million, or 24.0%, for the twenty-six weeks ended June 28, 2009 compared to the prior year period. The decrease in net sales reflects a 22.7% decrease in sales volume and a 3.3% decrease from the impact of foreign currency exchange, partially offset by a 2.0% increase in average realized sales price as compared to the prior year period.

Lower sales volumes are the result of a combination of an overall decline in the industry, a competitive marketplace and our strategic initiatives. Approximately half of the decrease in sales volume reflects our de-emphasis of certain product categories, such as straws and stirrers which are high volume commodity products, and our efforts to improve commercial arrangements. The other half of the decline reflects the continuing global economic recession which resulted in a significant contraction in the market for our products as well as the impact of a competitive marketplace.

The increase in average realized sales price in the first half of 2009, compared to the first half of 2008, reflects a shift in product mix partially offset by lower pricing during 2009.

For the twenty-six weeks ended June 28, 2009, gross profit decreased by $42.5 million. As a percentage of net sales, gross profit was 13.6% in the first half of 2009 versus 14.7% in the comparable period of 2008. These decreases were primarily driven by the following:

•	lower sales volumes and the impact of lower production volumes on our fixed cost absorption;

•	the negative impact of foreign currency exchange rates;

•

an increase in costs incurred related to the consolidation of our production facilities which were $8.0 million in the first half of 2009 compared to $5.4 million in the first half of 2008, including severance, equipment transfers and plant ramp down and set up inefficiencies; and

•	a $3.9 million charge recognized during the first quarter of 2009 in connection with the resolution of a contractual dispute.

These costs were partially offset by lower raw material costs, a shift in production mix, lower costs for freight and distribution and cost savings from plant consolidation and other cost reduction projects.

Selling, general and administrative expenses decreased $13.0 million for the twenty-six weeks ended June 28, 2009 compared to the twenty-six weeks ended June 29, 2008. The decrease primarily reflects lower employee-related costs driven by cost savings measures implemented in December 2008 and during the first half of 2009. The decrease also reflects lower incentive-based compensation compared to the prior year period, primarily driven by lower operating results. These decreases in expenses were partially offset by an increase in advertising and promotional spending in support of new product launches in the second quarter of 2009. As a percentage of net sales, selling, general and administrative expenses were 9.9% in the twenty-six weeks of 2009 versus 8.9% in the comparable period of 2008.

Loss on asset disposals for the twenty-six weeks ended June 28, 2009 was $2.4 million compared to $12.0 million during the twenty-six weeks ended June 29, 2008. The loss during the prior year period primarily reflects the disposal of non-core assets including the sale of our dairy packaging machinery and equipment in March 2008.

For the twenty-six weeks ended June 28, 2009, interest expense, net, decreased $3.6 million compared to the prior year period. Lower interest expense is primarily attributable to lower outstanding term debt, mainly due to prepayments of the term loan under our first lien credit facility, and lower average interest rates compared to the prior year period.

The reclassification of unrealized losses on cash flow hedges to interest expense of $9.1 million was a result of our refinancing in July 2009. These interest rate swaps were accounted for as cash flow hedges of the variable-rate interest payments on the first lien term loan borrowings. Due to the refinancing, the hedged forecasted payments of variable-rate interest under the first lien term loan borrowings were no longer probable of occurring. Accordingly, we discontinued hedge accounting prospectively, and, as a result, the cumulative mark-to-market loss of $9.1 million associated with these swaps was reclassified from accumulated other comprehensive loss to interest expense in June 2009.

During the twenty-six weeks ended June 28, 2009, the income tax benefit of $6.2 million included a $5.1 million adjustment made during the thirteen weeks ended March 29, 2009 to correct an error in our previously reported deferred tax liabilities. We determined that this adjustment was immaterial to our current and prior period financial statements. If the adjustment had been recorded to the corresponding prior period financial statements, it would have increased (decreased) income tax provision by approximately $0.7 million, $2.4 million and $(8.0) million in fiscal years 2008, 2007 and 2006, respectively, and increased other comprehensive income by $0.2 million in 2008. Excluding the $5.1 million adjustment, the remaining income tax benefit of approximately $1.0 million was primarily due to a small loss in our foreign jurisdictions. A minimal domestic income tax benefit was recorded because the tax benefit from our domestic net operating losses was primarily offset by a corresponding increase in our valuation allowance. Income tax expense of $5.7 million for the twenty-six weeks ended June 29, 2008 is primarily related to foreign jurisdictions. For our domestic operations, the tax expense generated from the taxable income was largely offset by a corresponding decrease in the valuation allowance; therefore, a minimal net domestic tax benefit was recognized.

Liquidity and Capital Resources

Historically, the Company has relied on cash flows from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. Net cash provided by operating activities for continuing operations during the twenty-six weeks ended June 28, 2009 was $85.2 million compared to $39.9 million during the twenty-six weeks ended June 29, 2008. The increased cash flow from operations is primarily a result of a reduction in inventory levels in the first half of 2009 compared to an increase in inventory levels in the first half of 2008. The increase in cash flow resulting from the reduced inventory levels was partially offset by lower operating results.

Working capital decreased $68.4 million to $278.1 million at June 28, 2009, from $346.5 million at December 28, 2008. The decrease mostly reflects lower inventory balances primarily driven by our focus to reduce inventory levels to align more closely with lower forecasted demand.

Net cash used in investing activities during the twenty-six weeks ended June 28, 2009 was $29.2 million compared to $21.2 million during the twenty-six weeks ended June 29, 2008. Capital expenditures during the twenty-six weeks ended June 28, 2009 were $29.3 million compared to $31.4 million during the twenty-six weeks ended June 29, 2008. Capital expenditures were funded by cash provided by operating activities. In the first half of 2008, the sale of property, plant and equipment provided investing cash flows of $10.2 million and was primarily related to the sale of dairy packaging machinery and equipment and the sale of a manufacturing facility that was closed during the first quarter of 2008.

Net cash used in financing activities during the twenty-six weeks ended June 28, 2009 was $86.8 million compared to $18.1 million during the twenty-six weeks ended June 29, 2008. The cash flows in 2009 primarily represent the prepayment of $105.0 million of principal on the term loan under our first lien credit facility which were made from cash flow generated from operations.

Refinancing Transactions

On July 2, 2009, the Company and its wholly owned subsidiary SCOC, as co-Issuers, issued $300.0 million of 10.5% Senior Secured Notes due 2013 (the “Secured Notes”) and entered into a new asset-based revolving credit facility providing for borrowings of up to $200.0 million subject to borrowing base limitations (“ABL Facility”). Initial borrowings under the ABL Facility were $28.3 million. These funds together with the $293.8 million in net proceeds we received from the issuance of the Secured Notes were used to repay the $300.9 million of borrowings outstanding and accrued interest on our first lien credit facility, to pay $17.3 million of debt issuance costs relating to the Secured Notes and the ABL Facility, and to provide $3.9 million for operating needs. The debt issuance costs were deferred and will be amortized through 2013, when the Secured Notes and ABL Facility mature. Of the $17.3 million of debt issuance costs, $4.9 million were included in other assets on the Company’s June 28, 2009 Consolidated Balance Sheet.

In connection with these refinancing transactions, we reclassified $9.1 million of unrealized losses associated with existing interest rate swap agreements from accumulated other comprehensive income to interest expense during the thirteen weeks ended June 28, 2009. In addition, the unamortized balance of debt issuance costs related to the first lien credit facility of $2.5 million was written off during July 2009 as a result of the refinancing.

The following is a summary of our committed revolving credit facilities at June 28, 2009 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Unused Capacity
First Lien Facility-revolving facility	$150,000	$47,000	$13,620	$89,380
Canadian Credit Facility-revolving facility (2)	14,293	—	—	8,350

	$164,293	$47,000	$13,620	$97,730

(1)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.
(2)

The commitment amount for the Canadian revolving credit facility is CAD $16.5 million (approximately $14.3 million); however, unused capacity is CAD $9.6 million (approximately $8.4 million) due to borrowing base limitations.

If the ABL Facility had been in place at June 28, 2009, the borrowing base limit would have provided gross availability of approximately $152 million.

Senior Secured Notes

The Secured Notes were issued pursuant to an indenture, dated as of July 2, 2009 (the “Indenture”), among the Company and SCOC (the “Issuers”) and the following Company subsidiaries, as guarantors: SF Holdings Group, Inc., Solo Manufacturing LLC, P. R. Solo Cup, Inc., Solo Cup Owings Mills Holdings, Lily-Canada Holding Corporation, Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited (collectively, “Guarantors”) and U.S. Bank National Association, as trustee. The description of the Indenture below is qualified in its entirety by reference to the complete text of the Indenture, a copy of which is filed as Exhibit 4.6 to the Company’s Form 8-K filed on July 9, 2009.

The Secured Notes mature on November 1, 2013 and bear interest at a rate of 10.5% per annum. Interest on the Secured Notes is computed on the basis of a 360-day year composed of twelve 30-day months and is payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2009. The Secured Notes were issued at 97.928% of the aggregate principal amount for gross proceeds of $293.8 million, representing a yield to maturity of 11.125%.

Guarantees and security - The obligations under the Secured Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors and will be so guaranteed by any future domestic subsidiaries of the Company, subject to certain exceptions. The Secured Notes and the related note guarantees are secured by a senior lien on substantially all of the assets (other than accounts receivable, certain payment intangibles, inventory, deposit accounts, commodity accounts, securities accounts, lock-boxes, instruments, chattel paper, cash and cash equivalents, general intangibles related to any of the foregoing, proceeds and products of the foregoing and certain assets related thereto and specifically excluded assets) of the co-Issuers and the Guarantors and by a junior lien on accounts receivable, certain payment intangibles, inventory, deposit accounts, commodity accounts, securities accounts, lock-boxes, instruments, chattel paper, cash and cash equivalents, general intangibles related to any of the foregoing, proceeds and products of the foregoing and certain assets related thereto and specifically excluded assets.

Redemption options - On or after May 1, 2011, the Issuers may redeem all or a part of the Secured Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest and special interest, if any, to the applicable redemption date. In addition, at any time prior to May 1, 2011, the Issuers may, on one or more than one occasions, redeem some or all of the Secured Notes at any time at a redemption price equal to 100% of the principal amount of the Secured Notes redeemed, plus a “make-whole” premium as of, and accrued and unpaid interest and special interest, if any, to, the applicable redemption date. At any time prior to May 1, 2011, the Issuers may also redeem up to 35% of the aggregate principal amount of Secured Notes, using the proceeds of certain qualified equity offerings, at a redemption price of 110.500% of the principal amount thereof and may, not more than once in any 12-month period, redeem up to 10% of the original aggregate principal amount of the Secured Notes at a redemption price of 103%, in each case, plus accrued and unpaid interest and special interest, if any, to the applicable redemption date.

Requirements to repurchase - If the Company experiences specified change of control events, the Issuers must offer to repurchase the Secured Notes at a repurchase price equal to 101% of the principal amount of the Secured Notes repurchased, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date. If the Company or its subsidiaries sell assets under specified circumstances, the Issuers must offer to repurchase the Secured Notes at a repurchase price equal to 100% of the principal amount of the Secured Notes repurchased, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date.

Covenants - The Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to:

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	create liens;

•	pay dividends, make investments or make other restricted payments;

•	sell assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s or the restricted subsidiaries’ assets;

•	enter into transactions with affiliates; and

•	designate subsidiaries as unrestricted.

These covenants are subject to a number of important limitations and exceptions.

Asset-Based Revolving Credit Facility

On July 2, 2009, the Company, SCOC and the Guarantors (collectively, the “Borrowers”) entered into a loan agreement, dated as of July 2, 2009 (the “ABL Facility”), with Bank of America, N.A., as administrative agent, co-collateral agent and lender; General Electric Capital Corporation, as co-collateral agent and lender; and Wells Fargo Foothill, LLC and Goldman Sachs Lending Partners LLC, as lenders, providing for revolving credit financing of up to $200.0 million, including a $40.0 million sub-limit for letters of credit, with a maturity date of July 2, 2013. The initial borrowers under the ABL Facility were the Company and SCOC (the “Borrowers”). With respect to amounts borrowed under the ABL Facility from time to time after the closing date, SCOC will be the borrower and any one or more of the Company’s other domestic subsidiaries may be approved as additional borrowers from time to time by the administrative agent under the ABL Facility. The description of the ABL Facility below is qualified in its entirety by reference to the complete text of the ABL Facility, a copy of which is filed as Exhibit 10.37 to the Company’s Form 8-K filed on July 9, 2009.

Guarantors - Subject to specified exceptions, newly-created or acquired direct and indirect domestic subsidiaries of the Company will be required to become guarantors under the ABL Facility. The term domestic subsidiaries, as used in this description, includes, in addition to U.S. subsidiaries, non-U.S. subsidiaries (including the Company’s current subsidiaries located in the United Kingdom) other than controlled foreign corporations (as such term is defined under the Internal Revenue Code of 1986, as amended) and subsidiaries of controlled foreign corporations.

Borrowing base and availability - The Borrowers’ ability to borrow under the ABL Facility is limited to a borrowing base equal to 85% of eligible accounts receivable plus the lower of (1) 65% of eligible inventory and (2) 85% of the net orderly liquidation value of eligible inventory minus availability reserves, and is subject to other conditions, limitations and reserve requirements.

Under the ABL Facility, the Borrowers have the right to increase the aggregate principal amount of the commitments from time to time, in an aggregate amount not to exceed $100.0 million, without the consent of any lender (other than the lenders participating in such increase), so long as any such increase is at least $25.0 million, subject to borrowing base limitations and other specified terms and conditions.

Security - The Borrowers are jointly and severally liable for all obligations under the ABL Facility and under certain hedging arrangements and bank product and cash management services provided by the ABL Facility lenders or their affiliates to the Company and its subsidiaries, and such obligations will be guaranteed by the direct and indirect domestic subsidiaries of the Company that are not borrowers, subject to specified exceptions. These obligations will be secured by:

•

senior liens on the following assets of the ABL Facility borrowers and guarantors, referred to as ABL Collateral: their accounts receivable, specified payment intangibles, inventory, deposit accounts, commodity accounts, securities accounts, lock-boxes, instruments, chattel paper, cash and cash equivalents, general intangibles related to any of the foregoing and proceeds and products of the foregoing and certain assets related thereto, subject to specified exceptions; and

•

junior liens on the following assets of the ABL Facility borrowers and guarantors, referred to as Notes Collateral, which are subject to senior liens in favor of holders of the 10.5% Senior Secured Notes due 2013 of the Company and SCOC: substantially all of their tangible and intangible assets, other than ABL Collateral and specified excluded assets.

Interest - Interest accrues on outstanding borrowings under the ABL Facility at a rate of either LIBOR (as defined in the ABL Facility) plus a margin of 4% per annum or a specified base rate plus a margin of 3% per annum, at the option of the borrowers. These interest rate margins are subject to adjustment after July 2, 2010 based on borrowing base availability. Letters of credit issued and outstanding under the ABL Facility accrue fees at a per annum rate equal to the LIBOR interest rate margin described above plus a 0.125% per annum fronting fee to the issuing bank on the face amount thereof, in addition to the issuing bank’s customary fees and charges in connection with the issuance, amendment, negotiation, payment, processing, transfer and administration of such letters of credit. An unused line fee of 0.75% per annum accrues on an amount equal to (1) the aggregate lending commitments under the ABL Facility less (2) the average daily amount of the outstanding borrowings plus the face amount of any outstanding letters of credit under the ABL Facility.

Covenants - The ABL Facility contains a springing covenant (activated during any period in which excess borrowing availability drops below a specified threshold) to maintain a minimum fixed charge coverage ratio, defined as the ratio of (1) EBITDA (as defined in the ABL Facility), minus capital expenditures and taxes paid in cash, to (2) cash interest expense net of interest income, plus scheduled principal payments of debt made in cash plus cash dividends and other cash distributions. In addition, the ABL Facility contains customary affirmative and negative covenants, including covenants that restrict the ability of each borrower, each guarantor and each subsidiary of the foregoing to, among other things:

•	incur, assume, guarantee or suffer to exist additional indebtedness or liens;

•	make investments or loans or acquire any person or entity;

•	enter into transactions with affiliates;

•	enter into certain restrictive agreements;

•	engage in mergers, acquisitions, consolidations and asset sales;

•	prepay, redeem, purchase, defease or otherwise satisfy specified types of indebtedness;

•	modify the terms of other indebtedness; and

•	declare, pay or make distributions or dividends.

These covenants are subject to a number of important limitations and exceptions.

Contractual Obligations

As of August 11, 2009, except for the refinancing transactions described above, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, under the caption “Contractual Obligations”.

The following table updates our “Long-term obligations” and “Interest payments” in the previously reported Contractual Obligations table, to reflect the new debt structure which includes the Secured Notes and ABL Facility, in addition to the 8.5% Senior Subordinated Notes due 2014 and Canadian Credit Facility, and the effect they are expected to have on our liquidity and cash flows in future periods (in thousands):

			Payments due in fiscal
	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
Senior Secured Notes due 2013	$300,000	$—	$—	$—	$—	$300,000	$—
Senior Subordinated Notes due 2014	325,000	—	—	—	—	—	325,000
ABL Facility (1)	28,500	—	—	—	—	28,500	—
Canadian credit facility – term loan	995	—	—	995	—	—	—

Long-term obligations	654,495	—	—	995	—	328,500	325,000
Interest payments (2)	285,309	30,324	60,617	60,617	60,572	59,366	13,813

(1)	The ABL Facility amount represents our initial borrowings on July 2, 2009.
(2)

In estimating future interest payments, we used interest rates in effect as of June 28, 2009 and used our average outstanding borrowings under revolving credit facilities during 2008 as the estimate of future years’ average outstanding borrowings.

Other Contingencies

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

Outlook

Management believes that cash generated by operations, amounts available under our credit facilities and, to a lesser extent, proceeds from non-strategic asset sales should be sufficient to meet our expected operating needs, planned capital expenditures, payments in conjunction with our lease commitments and debt service requirements for the remainder of 2009. We expect that our total 2009 capital expenditures will be in the range of $75 million to $85 million. In addition, for 2009, we expect contributions to our defined benefit plans will be approximately $5 million.

Net Operating Loss Carryforwards

As of June 28, 2009, we have approximately $234.7 million of U.S. federal tax net operating loss carryforwards, net of reserves, which expire between 2024 and 2028, and there are no carryforwards that are subject to the provisions of Internal Revenue Code Section 382. We establish a valuation allowance for deferred tax assets, including our net operating loss carryforwards, when the amount of expected future taxable income is not likely to support the use of the deduction or credit. During the twenty-six weeks ended June 28, 2009, our valuation allowance on all tax attributes increased by $1.1 million, to $103.5 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Critical Accounting Estimates

Our critical accounting estimates are described in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009. There have been no changes to the critical accounting estimates since that filing.

Impact of Recently Issued Accounting Standards

In July 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 168 The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASC”). Pursuant to the statement, the ASC officially became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. After July 1, 2009, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into approximately 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The statement is effective for interim and annual periods ending after September 15, 2009. This will have an impact to our financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

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

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009 and incorporated herein by reference and in our other filings made from time to time with the SEC. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. These cautionary statements are to be used as a reference in connection with any forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the impact of our indebtedness, the continuing global recession and restricted credit markets on our cash flow and debt service requirements;

•	our ability to generate cash from operations and the availability of credit impacts the refinancing options available to us;

•	the impact of economic, financial, industry conditions and our continued realization of cost savings on our ability to drive capital growth to service our debt;

•	the impact of any downgrades in our corporate ratings on the credit terms offered to us by our vendors and the interest rates offered to us if we require additional capital or financing;

•	availability of and increases in raw material pricing, energy and fuel;

•	effect of increased regulation of certain raw materials used in our products and changing federal, state, foreign and local environmental and occupational health and safety laws and regulations;

•	impact of competitive products and pricing and fluctuations in demand for our products;

•	ineffective or incomplete remediation of prior material weaknesses in our internal controls over financial reporting;

•	risks associated with conducting business in multiple foreign jurisdictions, including foreign currency exchange rate fluctuations;

•	our ability to improve existing products and develop new products;

•	event of catastrophic loss of one of our key manufacturing facilities;

•	potential conflicts of interest between our note holders and the stockholders of SCIC;

•	loss of one or more of our principal customers;

•	diversion of management attention from other business activities in the event we pursue additional acquisitions or undertake divestitures in the future;

•	our ability to enforce our intellectual property and other proprietary rights; and

•	the impact of financial market conditions on the return of plan assets for our pension plans and any additional funding requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, the Company is exposed to market risk-sensitive instruments, which consist primarily of interest rate risk associated with its variable rate debt. As of June 28, 2009, the Company had a First Lien facility and Canadian credit facility which both included a revolving and term credit facility, which bore interest at a variable rate. On July 2, 2009, the Company extinguished the First Lien facility with the net proceeds from the issuance of $300.0 million of 10.5% Senior Secured Notes due 2013 (the “Secured Notes”) and initial borrowings of $28.5 million on a new asset-based revolving credit facility (“ABL Facility”), which bears interest at a variable rate (collectively, the “refinancing transactions”).

Interest accrues on outstanding borrowings under the ABL Facility at a rate of either LIBOR (as defined in the ABL Facility) plus a margin of 4% per annum or a specified base rate plus a margin of 3% per annum, at the Company’s option. These interest rate margins are subject to adjustment after July 2, 2010 based on borrowing base availability.

The Canadian revolving and term loan facilities bear interest at the Canadian prime rate plus 0.25% or the Canadian bankers’ acceptance rate plus 1.50%, at the Company’s option. As of June 28, 2009, outstanding borrowings under the term loan carried an effective interest rate of 1.89%.

The Company enters into derivative instruments as part of its risk management strategy. As of June 28, 2009, the Company had three forward-starting receive-variable, pay-fixed interest rate swap agreements with a total notional amount of $150.0 million that were entered into to hedge a portion of the Company’s exposure to interest rate risk under its variable-rate borrowings under the First Lien facility. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 5.3765%. The swap agreements are effective from August 28, 2007 through February 28, 2011.

The interest rate swaps were designated and qualified as highly effective cash flow hedges. As long as these swaps had been designated as cash flow hedges, the mark-to-market changes on these interest rate swaps had been reported as a component of accumulated other comprehensive income. As a result of the refinancing, the hedged forecasted payments of variable-rate interest under the First Lien borrowings were no longer probable of occurring. Accordingly, the Company discontinued hedge accounting prospectively, and, as a result, the cumulative mark-to-market loss of $9.1 million associated with these swaps was reclassified from accumulated other comprehensive loss to interest expense in June 2009. In periods subsequent to June 2009 through the expiration of these interest rate swaps, the Company will be exposed to future variations in the fair value of the swaps as 3-month LIBOR fluctuates.

As of June 28, 2009, the outstanding indebtedness under the Canadian credit facility was CAD $1.1 million (approximately $1.0 million). CAD $9.6 million (approximately $8.4 million) was available under the revolving credit facility.

Based upon the information above, after the refinancing transactions which occurred on July 2, 2009, the Company’s annual pre-tax income would increase by approximately $1.2 million or decrease by approximately $0.6 million for each one-percentage point increase or decrease, respectively, in the interest rates applicable to its variable rate debt and interest rate swap agreements. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

Item 4T.	Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files under the Exchange Act.

(b)	Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended June 28, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

In connection with our previously-announced offering to qualified institutional buyers in the United States pursuant to Rule 144A and outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), we revised our risk factors. Except as set forth below, we do not believe there have been any material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2008 filed with the Securities and Exchange Commission on March 16, 2009.

Financial market conditions have had a negative impact on the return of plan assets for our pension plans, which may require additional funding and negatively impact our cash flows.

Certain U.S., Canadian and European hourly and salaried employees are covered by our defined benefit pension plans. Between December 31, 1987 and March 31, 2001, the majority of the U.S. plans were frozen to new participants. Our pension expense and required contributions to our pension plan are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations. Due to the significant financial market downturn during 2008, the funded status of our pension plans has declined and actual asset returns were below the assumed rate of return used to determine pension expense. Our pension plans were underfunded by approximately $26.1 million and $4.0 million, as of December 28, 2008 and December 30, 2007, respectively. If plan assets continue to perform below expectations, future pension expense and funding obligations will increase, which could have a negative impact on our cash flows from operations, decrease borrowing capacity and increase interest expense. Moreover, under the Pension Protection Act of 2006, it is possible that continued losses to asset values may necessitate accelerated funding of U.S. pension plans in the future to meet minimum federal government requirements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes the exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLO CUP COMPANY

Date: August 11, 2009	By:	/s/ Robert D. Koney, Jr.
Robert D. Koney, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF SOLO CUP COMPANY

FOR THE THIRTEEN WEEKS ENDED JUNE 28, 2009

†4.1	Indenture, dated as of July 2, 2009, among Solo Cup Company, Solo Cup Operating Corporation, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (Incorporated by reference from Exhibit 4.6 to the form 8-K filed on July 9, 2009.)

†4.2	Registration Rights Agreement, dated as of July 2, 2009, among Solo Cup Company, Solo Cup Operating Corporation, the guarantors listed on the signature pages thereto and the initial purchasers of Solo Cup Company’s and Solo Cup Operating Corporation’s 10.5% Senior Secured Notes due 2013. (Incorporated by reference from Exhibit 4.7 to the form 8-K filed on July 9, 2009.)

†4.3	Security Agreement dated as of July 2, 2009 by and among Solo Cup Company, Solo Cup Operating Corporation, the other subsidiaries of Solo Cup Company listed on the signature pages thereof and U.S. Bank National Association, as collateral trustee (Incorporated by reference from Exhibit 4.8 to the form 8-K filed on July 9, 2009.)

†4.4	Notes Debenture dated July 2, 2009 between U.S. Bank National Association, as collateral trustee, and Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited (Incorporated by reference from Exhibit 4.9 to the form 8-K filed on July 9, 2009.)

†4.5	Collateral Trust Agreement, dated as of July 2, 2009, by and among Solo Cup Company, Solo Cup Operating Corporation, the guarantors from time to time party thereto, U.S. Bank National Association, as trustee, the other secured debt representatives from time to time party thereto, and U.S. Bank National Association, as collateral trustee (Incorporated by reference from Exhibit 4.10 to the form 8-K filed on July 9, 2009.)

†4.6	Lien Subordination and Intercreditor Agreement, dated as of July 2, 2009, among Bank of America, N.A., as agent for the ABL Secured Parties referred to therein, U.S. Bank National Association, as collateral trustee for the Priority Lien Secured Parties and the Subordinated Lien Secured Parties referred to therein, Solo Cup Company, Solo Cup Operating Corporation and the subsidiaries of Solo Cup Company named therein (Incorporated by reference from Exhibit 4.11to the form 8-K filed on July 9, 2009.)

4.13	Second Supplemental Indenture dated as of June 30, 2005, by and among Solo Cup Company, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee

4.14	Third Supplemental Indenture dated as of July 2, 2009, by and among Solo Cup Company, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee

†10.1	Amendment No. 2 to Management Agreement (Incorporated by reference from Exhibit 99.1 to the form 8-K filed on July 7, 2009.)

†10.2	Loan Agreement, dated as of July 2, 2009, among Solo Cup Company, Solo Cup Operating Corporation, certain subsidiaries of Solo Cup Company from time to time party thereto as guarantors, the financial institutions from time to time party thereto as lenders, Bank of America, N.A., as a co-collateral agent and as administrative agent for the lenders, and General Electric Capital Corporation, as a co-collateral agent for the lenders (Incorporated by reference from Exhibit 10.37 to the form 8-K filed on July 9, 2009.)

†10.3	Security Agreement dated July 2, 2009 made by Solo Cup Company, Solo Cup Operating Corporation and the other subsidiaries of Solo Cup Company listed on the signature pages thereof to Bank of America, N.A., as administrative agent (Incorporated by reference from Exhibit 10.38 to the form 8-K filed on July 9, 2009.)

†10.4	ABL Debenture dated July 2, 2009 between Bank of America, N.A., as agent, and Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited (Incorporated by reference from Exhibit 10.39 to the form 8-K filed on July 9, 2009.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Previously filed