Form 10-Q
period 2009-09-27
Solo Cup CO
filed 2009-11-12
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the thirteen weeks ended September 27, 2009

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

The number of shares outstanding of the Registrant’s common stock as of November 12, 2009:

Common Stock, $0.01 par value – 100 shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 27, 2009	December 28, 2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$23,596	$57,504
Cash in escrow	470	50
Accounts receivable:
Trade, less allowance for doubtful accounts of $1,071 and $1,453	104,549	121,002
Other	4,609	3,039
Inventories	255,842	283,261
Deferred income taxes	20,236	21,882
Prepaid expenses	7,415	5,664
Assets held for sale	2,825	9,832
Other current assets	21,272	23,376

Total current assets	440,814	525,610
Property, plant and equipment, less accumulated depreciation and amortization of $514,238 and $657,222	501,242	511,129
Goodwill	—	15,459
Restricted cash	11,540	—
Other assets	33,935	21,597

Total assets	$987,531	$1,073,795

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$85,810	$74,759
Accrued payroll and related costs	32,968	31,155
Accrued customer allowances	26,305	26,322
Current maturities of long-term debt	1,096	1,368
Other current liabilities	42,645	45,548

Total current liabilities	188,824	179,152
Long-term debt, net of current maturities	629,821	716,822
Deferred income taxes	23,843	30,850
Pensions and other postretirement benefits	35,872	36,021
Deferred gain on sale-leaseback	44,199	46,178
Other liabilities	44,414	33,480

Total liabilities	966,973	1,042,503
Shareholder’s equity:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	254,995	254,995
Accumulated deficit	(222,372)	(191,247)
Accumulated other comprehensive loss	(12,065)	(32,456)

Total shareholder’s equity	20,558	31,292

Total liabilities and shareholder’s equity	$987,531	$1,073,795

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Thirteen weeks ended September 27, 2009	Thirteen weeks ended September 28, 2008	Thirty-nine weeks ended September 27, 2009	Thirty-nine weeks ended September 28, 2008
Net sales	$370,058	$462,158	$1,115,516	$1,442,748
Cost of goods sold	316,266	402,149	960,035	1,238,539

Gross profit	53,792	60,009	155,481	204,209
Selling, general and administrative expenses	38,557	43,318	112,644	130,368
Impairment of goodwill	17,210	—	17,210	—
Loss on asset disposals	5,024	6,497	7,447	18,535

Operating (loss) income	(6,999)	10,194	18,180	55,306
Interest expense, net of interest income of $242, $286, $501 and $888	17,498	14,798	45,399	46,344
Reclassification of unrealized loss on cash flow hedges to interest expense	—	—	9,108	—
Loss on debt extinguishment	2,520	—	2,520	—
Foreign currency exchange loss (gain), net	98	4,406	(2,372)	3,160

(Loss) income from continuing operations before income taxes	(27,115)	(9,010)	(36,475)	5,802
Income tax provision (benefit)	763	(1,196)	(5,350)	4,500

(Loss) income from continuing operations	(27,878)	(7,814)	(31,125)	1,302
Loss from discontinued operations, net of income taxes of $0	—	(181)	—	(610)

Net (loss) income	$(27,878)	$(7,995)	$(31,125)	$692

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Unaudited, in thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholder’s equity
Balance at December 28, 2008	$—	$254,995	$(191,247)	$(32,456)	$31,292
Net loss	—	—	(31,125)	—	(31,125)
Foreign currency translation adjustment	—	—	—	7,854	7,854
Pension liability adjustments, net of tax of $98	—	—	—	1,569	1,569
Unrealized investment loss, net of tax of $0	—	—	—	12	12
Recognition of realized gain on cash flow hedge, net of tax of $215	—	—	—	(150)	(150)
Unrealized loss on cash flow hedges, net of tax of $0	—	—	—	(1,514)	(1,514)
Reclassification of realized loss on cash flow hedges to interest expense, net of tax of $0	—	—	—	3,512	3,512
Reclassification of unrealized loss on cash flow hedges to interest expense upon termination of hedge accounting, net of tax of $0	—	—	—	9,108	9,108

Balance at September 27, 2009	$—	$254,995	$(222,372)	$(12,065)	$20,558

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Thirty-nine weeks ended September 27, 2009	Thirty-nine weeks ended September 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(31,125)	$692
Loss from discontinued operations, net of income taxes	—	(610)

(Loss) income from continuing operations	(31,125)	1,302
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	51,868	59,731
Deferred financing fee amortization	4,332	3,212
Impairment of goodwill	17,210	—
Loss on asset disposals	7,447	18,535
Loss on debt extinguishment	2,520	—
Reclassification of unrealized loss on cash flow hedges to interest expense	9,108	—
Deferred income taxes	(5,208)	(250)
Foreign currency exchange (gain) loss, net	(2,372)	3,160
Changes in operating assets and liabilities:
Accounts receivable, net	16,470	31,756
Inventories	30,322	(29,490)
Prepaid expenses and other current assets	3,639	(213)
Other assets	(1,037)	72
Accounts payable	10,830	5,893
Accrued expenses and other current liabilities	(1,397)	(16,768)
Other liabilities	4,435	1,734
Other, net	1,735	(531)

Net cash provided by operating activities-continuing operations	118,777	78,143
Net cash provided by operating activities-discontinued operations	—	(594)

Net cash provided by operating activities	118,777	77,549

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(52,741)	(51,753)
Proceeds from sale of property, plant and equipment	16,584	10,485
Increase in restricted cash	(11,540)	—
Increase in cash in escrow	(420)	(50)

Net cash used in investing activities	(48,117)	(41,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving credit facilities	(18,300)	(24,700)
Borrowings under the 10.5% Senior Secured Notes	293,784	—
Repayments of term notes	(362,861)	(9,957)
Repayments of other debt	(275)	(584)
Debt issuance costs	(17,818)	—

Net cash used in financing activities	(105,470)	(35,241)

Effect of exchange rate changes on cash	902	1,302

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,908)	2,292
CASH AND CASH EQUIVALENTS, beginning of period	57,504	33,583

CASH AND CASH EQUIVALENTS, end of period	$23,596	$35,875

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of capitalized interest	$41,296	$50,803

Income taxes paid, net of income tax refunds	$688	$5,537

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

Principles of consolidation - These unaudited condensed consolidated financial statements include the accounts of Solo Cup Company and its subsidiaries (the “Company”). All material intercompany accounts, transactions and profits are eliminated in consolidation. The information included in the accompanying interim consolidated financial statements of the Company is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments and accruals unless otherwise indicated) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Results for the interim periods are not necessarily indicative of results expected for the entire year. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 28, 2008, included in its 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

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

Subsequent events - Management has evaluated subsequent events after the balance sheet date through November 12, 2009 (the financial statement issuance date) for appropriate accounting and disclosure.

(2) RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. Pursuant to the statement, the FASB Accounting Standards Codification (“ASC”) officially became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. After July 1, 2009, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into approximately 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The statement is effective for interim and annual periods ending after September 15, 2009; therefore, the Company’s disclosures included in these financial statements which refer to authoritative accounting literature are references in accordance with the Codification. This accounting standard is included in the FASB ASC under Topic 105, Generally Accepted Accounting Principles.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. SFAS No. 165 is effective for financial statements issued after June 15, 2009; therefore, the Company has included the additional disclosure in Note 1 above. This accounting standard is included in the FASB ASC under Topic 855, Subsequent Events.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (FSP 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. This FSP is effective for interim and annual periods ending after June 15, 2009; therefore, the Company has included the required additional disclosure in Note 8. The transition and effective date of information related to FSP 107-1 and APB 28-1 are included in the FASB ASC under Topic 825, Financial Instruments.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) RECENTLY ADOPTED ACCOUNTING STANDARDS (continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities SFAS No. 161 was effective for the Company as of the first quarter in 2009. In accordance with the new requirements, the Company expanded its disclosures to explain why it uses derivative instruments, how derivative instruments and related hedged items are accounted for, and the impact of derivative instruments and related hedged items on the Company’s financial statements. The disclosures required by SFAS No. 161 are included in Note 9. The provisions of SFAS No. 161 are included in the FASB ASC under Topic 815, Derivatives and Hedging.

SFAS No. 157, Fair Value Measurements, issued by the FASB in September 2006, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.

In 2008, the Company adopted the provisions of SFAS No. 157 with respect to its financial assets and financial liabilities that are measured at fair value within the financial statements. As of September 27, 2009 and December 28, 2008 the expanded disclosure provisions of SFAS No. 157 were applied to the Company’s derivative instruments recorded as financial liabilities, as described in Note 9. In addition, as of the first quarter in 2009, the Company adopted the provisions of SFAS No. 157 with respect to its non-financial assets and non-financial liabilities, which had been deferred under FSP FAS 157-2. The provisions of SFAS No. 157 are included in the FASB ASC under Topic 820, Fair Value Measurements and Disclosures. As of September 27, 2009, these disclosure provisions are applied to assets held for sale, as described in Note 3, because these non-financial assets are required to be measured at the lower of carrying value or fair value less costs to sell in accordance with the provisions of FASB ASC Topic 360, Property, Plant and Equipment.

(3) ASSETS HELD FOR SALE

Assets held for sale as of September 27, 2009 and December 28, 2008, included within the Company’s North America operating segment, includes properties that the Company intends to sell and that meet the criteria for held for sale as defined by FASB ASC Topic 360, Property, Plant and Equipment. Assets held for sale are recorded at the lower of the assets’ carrying value or fair value less costs to sell. The fair values of the properties were determined using the market approach which includes an analysis of sales prices for similar properties in similar locations. These are considered Level 2 inputs in the fair value hierarchy described in FASB ASC Topic 820, Fair Value Measurements and Disclosures.

As of September 27, 2009, assets held for sale includes a manufacturing facility in Belen, New Mexico which was closed and subsequently reclassified to assets held for sale during the first quarter of 2009. The facility’s carrying value has not been adjusted as its estimated fair value less costs to sell exceeds carrying value.

As of December 28, 2008, assets held for sale included a distribution center in Havre de Grace, Maryland closed in December 2008 as well as a manufacturing facility in Leominster, Massachusetts closed during the first quarter of 2008. In February 2009, the Company leased the Havre de Grace property to a related party (Note 12) and in September 2009, the Company completed the sale of the property and simultaneously assigned the lease to the new owner. The property sold for an amount in excess of its carrying value. One of the contractual terms of the purchase agreement requires the Company to lease the property from the new owner for years 8-15 beginning in 2016 in the event the tenant does not renew the lease. The Company recorded a liability equal to the estimated fair value of this guarantee, in accordance with FASB ASC Topic 460, Guarantees, and, due to the continuing involvement in the property, deferred the gain on the sale. During the fourth quarter of 2008, the carrying value of the Leominster property was reduced by an impairment loss of $0.6 million to adjust the carrying value to approximately $0.5 million, representing its estimated fair value less costs to sell. The Leominster property was sold in July 2009 for an amount in excess of its carrying value.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) INVENTORIES

The components of inventories are as follows (in thousands):

	September 27, 2009	December 28, 2008
Finished goods	$183,770	$202,458
Work in process	10,656	10,269
Raw materials and supplies	61,416	70,534

Total inventories	$255,842	$283,261

(5) GOODWILL

The Company tests goodwill for impairment at least annually, as of the end of October, or sooner if a triggering event occurs suggesting possible impairment of the value of the goodwill. The Company’s step-one test performed as of October 2008 resulted in a fair value which exceeded carrying value.

During the third quarter of 2009, despite increasing sales in the first and second quarters and the implementation of programs intended to reduce costs and gain manufacturing efficiencies, the Company’s Europe reporting unit continued to incur declining margins and lower operating results. These results were in part due to increased competition, a decline in the European economy and higher input costs, such as resin and electricity, which were unable to be passed along through further price increases. Management considered this combination of factors evidence of a permanent change in the long-term prospects of the European business. As a result, management determined that it was at risk of failing step one of the impairment test such that the reporting unit’s estimated fair value would not be in excess of its carrying value and concluded that there were sufficient indicators to perform an interim goodwill impairment analysis of the Company’s Europe reporting unit. Step one of the impairment test was performed as of September 27, 2009. Fair value was estimated using a discounted cash flow valuation model. The key assumptions used in the model include the discount rate, terminal growth rate, and cash flow projections. These key assumptions represent significant unobservable inputs, which are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurements and Disclosures. The discount rate is set by using the Weighted Average Cost of Capital (WACC) methodology, which considers market and industry data. The discount rate utilized is indicative of the return an investor would expect to receive for investing in such a business and was 14% for this test. The determination of projected cash flows is based on the business’ strategic plans and long-range planning forecasts and represent management’s best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected based on the current cost structure and anticipated net cost increases and/or reductions. The terminal business value is determined using a common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and terminal growth rate of 3%. Step one of the impairment test resulted in an estimated fair value less than carrying value. Consequently, step two was performed to calculate the amount of impairment, which concluded that the goodwill was fully impaired. As a result, the Company recorded a goodwill impairment charge of approximately $17.2 million during the thirteen weeks ended September 27, 2009. After this charge, there is no remaining goodwill on the Company’s Consolidated Balance Sheet.

For the third quarter of 2009, an impairment analysis of long-lived assets, excluding goodwill, was performed in conjunction with the interim goodwill impairment test for the Company’s Europe reporting unit. The analysis did not indicate any impairment of these assets.

(6) INCOME TAXES

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

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) DEBT

A summary of long-term debt at September 27, 2009 and December 28, 2008, including amounts payable within one year, is as follows (in thousands):

	September 27, 2009	December 28, 2008
Long-term debt:
10.5% Senior Secured Notes due 2013	$300,000	$—
Unamortized discount	(5,991)	—

10.5% Senior Secured Notes due 2013, net	294,009	—
8.5% Senior Subordinated Notes due 2014	325,000	325,000
Asset-based Revolving Credit Facility	9,700	—
First Lien Credit Facility – Term Loan	—	361,954
First Lien Credit Facility – Revolver	—	28,000
Canadian Credit Facility – Term Loan	720	1,532
Capital lease obligations	1,488	1,704

Total long-term debt	630,917	718,190
Less: Current maturities of long-term debt	1,096	1,368

Long-term debt, net of current maturities	$629,821	$716,822

On July 2, 2009, the Company and its wholly owned subsidiary SCOC, as co-Issuers, issued $300.0 million of 10.5% Senior Secured Notes due 2013 (the “Secured Notes”) and entered into a new asset-based revolving credit facility providing for borrowings of up to $200.0 million subject to borrowing base limitations (“ABL Facility”). Initial borrowings under the ABL Facility were $28.3 million. These funds together with the $293.8 million in net proceeds the Company received from the issuance of the Secured Notes were used to repay the $300.9 million of borrowings outstanding and accrued interest on the Company’s first lien credit facility, to pay $17.3 million of debt issuance costs relating to the Secured Notes and the ABL Facility, and to provide $3.9 million for operating needs. These debt issuance costs were deferred and will be amortized through 2013, when the Secured Notes and ABL Facility mature. During the third quarter of 2009, the Company incurred additional debt issuance costs and as of September 27, 2009, the total amount of unamortized debt issuance costs related to the refinancing of $17.5 million are included in other assets on the Company’s Consolidated Balance Sheet.

In connection with these refinancing transactions, the Company reclassified $9.1 million of unrealized losses associated with existing interest rate swap agreements from accumulated other comprehensive income to interest expense during the thirteen weeks ended June 28, 2009. See further description in Note 9. In addition, the unamortized balance of debt issuance costs related to the first lien credit facility of $2.5 million was written off during July 2009 as a result of the refinancing.

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

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) DEBT (continued)

Asset-Based Revolving Credit Facility

The ABL Facility provides for revolving credit financing of up to $200.0 million, including a $40.0 million sub-limit for letters of credit, and has a maturity date of July 2, 2013.

The Company’s ability to borrow under the ABL Facility is limited to a borrowing base equal to 85% of eligible accounts receivable plus the lower of (1) 65% of eligible inventory and (2) 85% of the net orderly liquidation value of eligible inventory minus availability reserves, and is subject to other conditions, limitations and reserve requirements.

Under the ABL Facility, the Company has the right to increase the aggregate principal amount of the commitments from time to time, in an aggregate amount not to exceed $100.0 million, without the consent of any lender (other than the lenders participating in such increase), so long as any such increase is at least $25.0 million, subject to borrowing base limitations and other specified terms and conditions.

Interest accrues on outstanding borrowings under the ABL Facility at a rate of either LIBOR (as defined in the ABL Facility) plus a margin of 4% per annum or a specified base rate plus a margin of 3% per annum, at the option of the Company. These interest rate margins are subject to adjustment after July 2, 2010 based on borrowing base availability.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, derivative financial instruments (Note 9), and debt (Note 7), including obligations under capital leases. The carrying values of financial instruments other than fixed rate debt approximate their fair values at September 27, 2009 and December 28, 2008, due to their short-term maturities or market rates of interest. The fair value of the Company’s floating rate debt at September 27, 2009 and December 28, 2008 approximated its carrying value due to the Company’s ability to borrow at comparable terms in the open market.

The Company’s 8.5% Senior Subordinated Notes had a carrying value of $325.0 million and an estimated fair value of $314.4 million and $219.1 million at September 27, 2009 and December 28, 2008, respectively. The fair value of these notes was determined based on the price of the last trade of the debt on September 25, 2009 and December 26, 2008, the last business day of each respective fiscal period. The Company’s 10.5% Senior Secured Notes, issued on July 2, 2009, had a carrying value of $294.0 million and an estimated fair value of $313.9 million at September 27, 2009. The fair value of these notes was determined based on the average of the bid price (low) and the ask price (high) as of September 25, 2009, the last business day of the fiscal period.

(9) DERIVATIVE INSTRUMENTS

As of September 27, 2009, the Company had outstanding interest rate swap agreements with a notional amount of $150 million that were originally entered into to hedge a portion of the Company’s exposure to interest rate risk under its variable-rate first lien facility term loan borrowings. The interest rate swaps were designated and qualified as highly effective cash flow hedges. As of June 28, 2009, these swaps no longer qualified for hedge accounting because the Company’s first lien facility was extinguished in conjunction with the Company’s refinancing transactions in July 2009, as further described in Note 7. As a result of the refinancing transactions, the counterparty to these interest rate swaps required the Company to post a specified amount of collateral against the current market value of the swaps, to be maintained by the counterparty through the expiration date of the swaps in February 2011. The balance of such collateral at September 27, 2009 of $11.5 million is included in restricted cash on the Company’s Consolidated Balance Sheet, and will fluctuate based on future changes in the estimated fair value of the swaps.

As long as these swaps had been designated as cash flow hedges, following the guidance of FASB ASC Topic 815, Derivatives, the mark-to-market changes on these interest rate swaps had been reported as a component of accumulated other comprehensive income. As a result of the refinancing, the hedged forecasted payments of variable-rate interest under the first lien borrowings were no longer probable of occurring. Accordingly, the Company discontinued hedge accounting prospectively, and, as a result, the cumulative mark-to-market loss of $9.1 million associated with these swaps was reclassified from accumulated other comprehensive loss to interest expense in June 2009. Because the swaps no longer qualified for hedge accounting, the mark-to-market impact of these interest rate swaps is included in interest expense for the thirteen weeks ended September 27, 2009.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) DERIVATIVE INSTRUMENTS (continued)

The location and amount of all losses recognized in income on the interest rate swaps, including the reclassification from accumulated other comprehensive loss to interest expense, for the thirteen week and thirty-nine week periods ended September 27, 2009 and September 28, 2008 are as follows (in millions):

		Amount of Loss Recognized during the
		Thirteen weeks ended		Thirty-nine weeks ended
Derivative Instruments	Location in Consolidated Statement of Operations	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Interest rate swaps	Interest expense, net	$(1.3)	$(1.3)	$(4.7)	$(2.9)
Interest rate swaps	Reclassification of unrealized loss on cash flow hedges to interest expense	—	—	(9.1)	—

The interest rate swaps are reported as current or non-current liabilities at fair value on the Company’s consolidated balance sheets based on their expiration dates as shown in the table below:

Location in Consolidated Balance Sheet and Description of Derivative Instrument	Effective Date	Expiration Date	Fixed Rate Paid	Notional Amount (millions)	Fair Value at September 27, 2009 (millions)	Fair Value at December 28, 2008 (millions)
Other current liabilities -
Receive-variable (Eurodollar) pay-fixed interest rate swap	10/02/07	04/02/09	4.6475%	$50.0	$—	$(0.5)
Other liabilities -
Receive-variable (Eurodollar) pay-fixed interest rate swaps	08/28/07	02/28/11	5.3765%	150.0	(8.6)	(10.6)

				$200.0	$(8.6)	$(11.1)

The Company’s interest rate swaps are measured at fair value on a recurring basis using Level 2 inputs in the fair value hierarchy described in FASB ASC Topic 820, Fair Value Measurements and Disclosures. The fair values were determined using the income approach based on a discounted cash flow model to determine the present value of future cash flows over the remaining terms of the contracts incorporating observable market inputs such as prevailing interest rates as of the reporting date. Both the counterparty credit risk and the Company’s credit risk were considered in the fair value determination.

In March 2004, June 2005 and March 2006, the Company entered into receive-variable, pay-fixed interest rate swaps with a total notional amount of $300.0 million. In September 2006, the Company terminated these agreements prior to their stated expirations. Through the termination date, these interest rate swap agreements were accounted for as cash flow hedges and their fair values were included in other current assets and other assets on the Company’s Consolidated Balance Sheets. Included in accumulated other comprehensive income was a deferred gain on the qualified hedged transactions of $0.2 million, net of tax, as of December 28, 2008. The deferred gain was being amortized over the remaining term of the underlying debt increasing interest income and income tax expense. The remaining deferred gain of $0.1 million, as of June 28, 2009, was fully amortized in July 2009 as a result of the extinguishment of the underlying debt.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Net periodic benefit cost for the Company’s pension and other postretirement benefit plans consists of the following (in thousands):

	Thirteen weeks ended September 27, 2009	Thirteen weeks ended September 28, 2008	Thirty-nine weeks ended September 27, 2009	Thirty-nine weeks ended September 28, 2008
Pension Benefits
Service cost	$256	$313	$711	$953
Interest cost	1,872	1,804	5,381	5,456
Expected return on plan assets	(1,571)	(2,219)	(4,480)	(6,715)
Amortization of prior service cost	573	51	1,670	153
Amortization of net loss	51	—	153	—

Net periodic benefit cost (income)	$1,181	$(51)	$3,435	$(153)

Other Postretirement Benefits
Service cost	$10	$14	$28	$43
Interest cost	197	171	582	514
Amortization of prior service benefit	(109)	(109)	(326)	(326)
Amortization of net loss	84	77	256	231

Net periodic benefit cost	$182	$153	$540	$462

During the thirty-nine weeks ended September 27, 2009, $3.0 million of contributions had been made by the Company to its pension and other postretirement benefit plans. The Company presently anticipates contributing an additional $2.4 million to fund its pension and other postretirement benefit plans in 2009 for a total of approximately $5.4 million.

On January 1, 2009, the Company implemented an indefinite suspension of company matching contributions for its 401(k) defined contribution plan which covers substantially all U.S. employees, except for certain facilities operating under a collective bargaining agreement.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following (in thousands):

	Thirteen weeks ended September 27, 2009	Thirteen weeks ended September 28, 2008	Thirty-nine weeks ended September 27, 2009	Thirty-nine weeks ended September 28, 2008
Net (loss) income	$(27,878)	$(7,995)	$(31,125)	$692
Foreign currency translation adjustment	1,293	(2,366)	7,854	(2,917)
Pension liability adjustment	487	24	1,569	72
Unrealized investment gain (loss)	9	2	12	(4)
Recognition of realized loss on cash flow hedges	—	(27)	(150)	(81)
Unrealized investment loss on cash flow hedges	(93)	(1,011)	(1,514)	(2,324)
Reclassification of realized loss on cash flow hedges to interest expense	—	1,291	3,512	2,971
Reclassification of unrealized loss on cash flow hedges to interest expense upon termination of hedge accounting	—	—	9,108	—

Comprehensive loss	$(26,182)	$(10,082)	$(10,734)	$(1,591)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 27, 2009	December 28, 2008
Foreign currency translation adjustments	$8,659	$805
Pension liability adjustments, net of tax of $5,772 and $5,870	(20,724)	(22,293)
Unrealized investment loss, net of tax of $0	—	(12)
Unrealized loss on cash flow hedges, net of tax of $0	—	(11,106)
Unrecognized gain on cash flow hedges, net of tax of $215	—	150

Accumulated other comprehensive loss	$(12,065)	$(32,456)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) RELATED PARTY TRANSACTIONS

In 2004, the Company and SCIC entered into a management agreement with SCC Holding providing for, among other items, the payment by SCIC of an annual advisory fee of $2.5 million to SCC Holding (“SCC Holding Agreement”). On June 30, 2009, the Company and SCIC entered into a second amendment to the management agreement with SCC Holding. The amendment provided that the annual advisory fee would be $0.8 million beginning with the 2009 fee, which the Company paid in July 2009. As of September 27, 2009, prepaid advisory fees of $0.2 million were included in prepaid expenses on the Company’s Consolidated Balance Sheet. Pursuant to the SCC Holding Agreement, the Company incurred $0.2 million and $0.6 million of advisory fees during the thirteen weeks and thirty-nine weeks ended September 27, 2009, respectively.

Pursuant to the SCC Holding Agreement, during the thirteen-week and thirty-nine week periods ended September 28, 2008, the Company recorded $0.6 million and $1.9 million of advisory fees, respectively. On December 19, 2008, the Company and SCIC entered into an amendment to the SCC Holding Agreement which provided that SCC Holding would not receive any fees for the fiscal year ended December 28, 2008; therefore, in the fourth quarter of 2008, the previously recognized expense for advisory fees to SCC Holding was reversed, and no expense was incurred by the Company for the 2008 fiscal year related to this agreement.

Also in 2004, the Company and SCIC entered into a management agreement with Vestar pursuant to which SCIC would pay Vestar a $0.8 million annual advisory fee, plus reimbursement of its expenses (“Vestar Agreement”). Pursuant to the Vestar Agreement, the Company recorded $0.2 million of advisory fees during each of the thirteen-week periods ended September 27, 2009 and September 28, 2008, and $0.6 million and $0.7 million during each of the thirty-nine week periods ended September 27, 2009 and September 28, 2008. The Company paid the 2009 annual advisory fee of $0.8 million in July 2009. As of September 27, 2009, prepaid advisory fees of $0.2 million were included in prepaid expenses on the Company’s Consolidated Balance Sheet. As of September 27, 2009 and December 28, 2008, $0.1 million was included in other current liabilities for out-of-pocket expenses.

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

In July 2008, the Company extended an interest-free loan of $0.2 million to one of its executive officers. The loan is included in other assets (noncurrent) on the Company’s Consolidated Balance Sheet as of December 28, 2008. The loan was fully repaid in July 2009.

In February 2009, SCOC entered into a real estate lease agreement (the “Lease”) with Sun Products Corporation (“Sun”) for a warehouse located in Havre de Grace, Maryland, which the Company closed in December 2008. See Note 3. One or more Vestar entities have an equity interest in Sun. The Lease is for a term of seven years and includes two 5-year renewal options. During September 2009, the Company sold the Havre de Grace property and simultaneously assigned the Lease to the new owner. One of the contractual terms of the purchase agreement requires the Company to lease the property from the new owner for years 8-15 beginning in 2016 in the event the tenant does not renew the lease. The Company recorded a liability equal to the estimated fair value of this guarantee, in accordance with FASB ASC Topic 460, Guarantees, and, due to the continuing involvement in the property, deferred the gain on the sale.

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

(in thousands)	North America	Europe	Other	Total Segments	Eliminations	Total
For the thirteen weeks ended September 27, 2009
Net sales	$345,974	$27,886	$3,187	$377,047	$(6,989)	$370,058
Intersegment net sales	6,989	—	—	6,989	(6,989)	—
Operating income (loss) (1)	11,709	(18,830)	287	(6,834)	(165)	(6,999)

For the thirteen weeks ended September 28, 2008
Net sales	$436,587	$29,249	$3,492	$469,328	$(7,170)	$462,158
Intersegment net sales	7,170	—	—	7,170	(7,170)	—
Operating income	9,465	663	92	10,220	(26)	10,194

For the thirty-nine weeks ended September 27, 2009
Net sales	$1,046,787	$77,245	$9,878	$1,133,910	$(18,394)	$1,115,516
Intersegment net sales	18,394	—	—	18,394	(18,394)	—
Operating income (loss) (1)	38,268	(20,990)	1,088	18,366	(186)	18,180

For the thirty-nine weeks ended September 28, 2008
Net sales	$1,366,768	$84,599	$10,102	$1,461,469	$(18,721)	$1,442,748
Intersegment net sales	18,721	—	—	18,721	(18,721)	—
Operating income (loss)	53,222	2,238	(209)	55,251	55	55,306

(in thousands)	Thirteen weeks ended September 27, 2009	Thirteen weeks ended September 28, 2008	Thirty-nine weeks ended September 27, 2009	Thirty-nine weeks ended September 28, 2008
Operating income:
Total segment operating (loss) income	$(6,834)	$10,220	$18,366	$55,251
Elimination of intersegment operating (income) loss	(165)	(26)	(186)	55
Interest expense, net of interest income of $242, $286, $501 and $888	(17,498)	(14,798)	(45,399)	(46,344)
Reclassification of unrealized loss on cash flow hedges to interest expense	—	—	(9,108)	—
Loss on debt extinguishment	(2,520)	—	(2,520)	—
Foreign currency exchange (loss) gain, net	(98)	(4,406)	2,372	(3,160)

(Loss) income from continuing operations before income taxes	$(27,115)	$(9,010)	$(36,475)	$5,802

(1)	For the thirteen weeks and thirty-nine weeks ended September 27, 2009, the operating loss for the Company’s Europe segment includes a goodwill impairment charge of $17.2 million. See note 5.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) GUARANTOR NOTE

On February 27, 2004, with an effective date of February 22, 2004, the Company (“Solo Delaware”) acquired SF Holdings. The Company partially funded this acquisition through the issuance of 8.5% Senior Subordinated Notes. The 8.5% Senior Subordinated Notes were issued by Solo Delaware and are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s subsidiaries. Each of the subsidiary guarantors are 100% directly or indirectly owned by the parent company issuer. The consolidated guarantors are: P.R. Solo Cup, Inc., SF Holdings Group, Inc., Solo Cup Operating Corporation (formerly known as Sweetheart Cup Company Inc.), Solo Manufacturing LLC, Solo Cup Owings Mills Holdings, Lily-Canada Holding Corporation, Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited. The following financial information presents the guarantors and non-guarantors of the 8.5% Senior Subordinated Notes, in accordance with Rule 3-10 of Regulation S-X.

In previous filings, these condensed consolidated financial statements did not reflect investments in subsidiaries using the equity method, as instructed by Rule 3-10 of Regulation S-X. In presenting these condensed consolidating financial statements below, the equity method of accounting has been applied to (i) Solo Delaware’s investment in the Guarantor Subsidiaries and (ii) the Guarantor Subsidiaries’ investment in the Non-Guarantor Subsidiaries. All such subsidiaries meet the requirements to be consolidated under U.S. generally accepted accounting principles. All intercompany balances and transactions between Solo Delaware, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated.

The previous periods presented below include the addition of the caption “Investments in subsidiaries” to the December 28, 2008 Condensed Consolidated Balance Sheet, and the addition of the caption “Equity in (earnings) loss of subsidiaries” to the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 28, 2008, reflecting this immaterial correction of an error. There was no impact to the “Consolidated” column during any periods.

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) GUARANTOR NOTE (Continued)

	Condensed Consolidated Balance Sheet September 27, 2009 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$4,945	$18,651	$—	$23,596
Cash in escrow	—	470	—	—	470
Accounts receivable – trade	—	90,546	14,003	—	104,549
Accounts receivable – other	—	13,042	414	(8,847)	4,609
Inventories	—	232,739	25,319	(2,216)	255,842
Deferred income taxes	—	19,904	332	—	20,236
Prepaid expenses and other current assets	—	27,978	3,534	—	31,512

Total current assets	—	389,624	62,253	(11,063)	440,814
Property, plant and equipment, net	—	469,360	31,882	—	501,242
Investments in subsidiaries	36,989	69,221	—	(106,210)	—
Restricted cash	11,540	—	—	—	11,540
Other assets	15,937	15,521	2,477	—	33,935

Total assets	$64,466	$943,726	$96,612	$(117,273)	$987,531

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$23,523	$56,520	$14,612	$(8,845)	85,810
Accrued expenses and other current liabilities	11,766	85,421	4,731	—	101,918
Current maturities of long-term debt	—	375	721	—	1,096

Total current liabilities	35,289	142,316	20,064	(8,845)	188,824
Long-term debt, net of current maturities	—	629,821	—	—	629,821
Deferred income taxes	—	20,981	2,862	—	23,843
Other liabilities	8,619	113,619	2,247	—	124,485

Total liabilities	43,908	906,737	25,173	(8,845)	966,973

Total shareholder’s equity	20,558	36,989	71,439	(108,428)	20,558

Total liabilities and shareholder’s equity	$64,466	$943,726	$96,612	$(117,273)	$987,531

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) GUARANTOR NOTE (Continued)

	Condensed Consolidated Balance Sheet December 28, 2008 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$40,310	$1,028	$16,166	$—	$57,504
Cash in escrow	—	50	—	—	50
Accounts receivable – trade	—	104,876	16,126	—	121,002
Accounts receivable – other	—	137,044	247	(134,252)	3,039
Inventories	—	264,133	20,911	(1,783)	283,261
Deferred income taxes	—	21,647	235	—	21,882
Prepaid expenses and other current assets	—	35,170	3,702	—	38,872

Total current assets	40,310	563,948	57,387	(136,035)	525,610
Property, plant and equipment, net	—	479,697	31,432	—	511,129
Goodwill	—	15,459	—	—	15,459
Investments in subsidiaries	42,537	62,300	—	(104,837)	—
Other assets	12,210	6,582	2,805	—	21,597

Total assets	$95,057	$1,127,986	$91,624	$(240,872)	$1,073,795

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$40,508	$151,335	$17,168	$(134,252)	$74,759
Accrued expenses and other current liabilities	12,673	86,095	4,257	—	103,025
Current maturities of long-term debt	—	183	1,185	—	1,368

Total current liabilities	53,181	237,613	22,610	(134,252)	179,152
Long-term debt, net of current maturities	—	716,475	347	—	716,822
Deferred income taxes	—	28,559	2,291	—	30,850
Other liabilities	10,584	102,802	2,293	—	115,679

Total liabilities	63,765	1,085,449	27,541	(134,252)	1,042,503

Total shareholder’s equity	31,292	42,537	64,083	(106,620)	31,292

Total liabilities and shareholder’s equity	$95,057	$1,127,986	$91,624	$(240,872)	$1,073,795

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Thirteen weeks ended September 27, 2009 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$339,358	$43,804	$(13,104)	$370,058
Cost of goods sold	—	289,913	39,476	(13,123)	316,266

Gross profit	—	49,445	4,328	19	53,792
Selling, general and administrative expenses	—	35,933	2,624	—	38,557
Impairment of goodwill	—	17,210	—	—	17,210
Loss on asset disposals	—	5,024	—	—	5,024

Operating (loss) income	—	(8,722)	1,704	19	(6,999)
Interest expense, net	3,795	13,677	26	—	17,498
Loss on debt extinguishment	2,520	—	—	—	2,520
Foreign currency exchange loss (gain), net	—	398	(300)	—	98
Equity in loss (earnings) of subsidiaries	21,433	(1,542)	—	(19,891)	—

(Loss) income before income taxes	(27,748)	(21,255)	1,978	19,910	(27,115)
Income tax provision	130	178	455	—	763

Net (loss) income	$(27,878)	$(21,433)	$1,523	$19,910	$(27,878)

	Consolidated Statement of Operations Thirteen weeks ended September 28, 2008 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$426,009	$51,404	$(15,255)	$462,158
Cost of goods sold	—	371,311	46,143	(15,305)	402,149

Gross profit	—	54,698	5,261	50	60,009
Selling, general and administrative expenses	—	41,019	2,299	—	43,318
Loss (gain) on asset disposals	—	6,505	(8)	—	6,497

Operating income	—	7,174	2,970	50	10,194
Interest expense (income), net	192	14,613	(7)	—	14,798
Foreign currency exchange loss (gain), net	—	5,056	(650)	—	4,406
Equity in loss (earnings) of subsidiaries	7,765	(1,960)	—	(5,805)	—

(Loss) income from continuing operations before income taxes	(7,957)	(10,535)	3,627	5,855	(9,010)
Income tax provision (benefit)	38	(2,951)	1,717	—	(1,196)

(Loss) income from continuing operations	(7,995)	(7,584)	1,910	5,855	(7,814)
Loss from discontinued operations, net of income taxes of $0	—	(181)	—	—	(181)

Net (loss) income	$(7,995)	$(7,765)	$1,910	$5,855	$(7,995)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) GUARANTOR NOTE (Continued)

	Consolidated Statement of Operations Thirty-nine weeks ended September 27, 2009 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,045,080	$126,557	$(56,121)	$1,115,516
Cost of goods sold	—	899,947	116,203	(56,115)	960,035

Gross profit	—	145,133	10,354	(6)	155,481
Selling, general and administrative expenses	1	105,451	7,192	—	112,644
Impairment of goodwill	—	17,210	—	—	17,210
Loss on asset disposals	—	6,995	452	—	7,447

Operating (loss) income	(1)	15,477	2,710	(6)	18,180
Interest expense, net	4,303	41,068	28	—	45,399
Reclassification of unrealized loss on cash flow hedges to interest expense	9,108	—	—	—	9,108
Loss on debt extinguishment	2,520	—	—	—	2,520
Foreign currency exchange gain, net	—	(1,784)	(588)	—	(2,372)
Equity in loss (earnings) of subsidiaries	14,981	(2,851)	—	(12,130)	—

(Loss) income from before income taxes	(30,913)	(20,956)	3,270	12,124	(36,475)
Income tax provision (benefit)	212	(5,975)	413	—	(5,350)

Net (loss) income	$(31,125)	$(14,981)	$2,857	$12,124	$(31,125)

	Consolidated Statement of Operations Thirty-nine weeks ended September 28, 2008 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,350,767	$159,849	$(67,868)	$1,442,748
Cost of goods sold	—	1,164,714	141,583	(67,758)	1,238,539

Gross profit	—	186,053	18,266	(110)	204,209
Selling, general and administrative expenses	17	122,875	7,477	(1)	130,368
Loss on asset disposals	—	18,497	38	—	18,535

Operating (loss) income	(17)	44,681	10,751	(109)	55,306
Interest (income) expense, net	(14,759)	61,072	31	—	46,344
Foreign currency exchange loss (gain), net	—	4,506	(1,346)	—	3,160
Equity in loss (earnings) of subsidiaries	13,935	(7,680)	—	(6,255)	—

Income (loss) from continuing operations before income taxes	807	(13,217)	12,066	6,146	5,802
Income tax provision	115	108	4,277	—	4,500

Income (loss) from continuing operations	692	(13,325)	7,789	6,146	1,302
Loss from discontinued operations, net of income taxes of $0	—	(610)	—	—	(610)

Net income (loss)	$692	$(13,935)	$7,789	$6,146	$692

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) GUARANTOR NOTE (Continued)

	Condensed Consolidated Statement of Cash Flows Thirty-nine weeks ended September 27, 2009 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Consolidated
CASH FLOW FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(19,181)	$135,176	$2,782	$118,777

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(52,466)	(275)	(52,741)
Proceeds from sale of property, plant and equipment	—	16,562	22	16,584
Increase in restricted cash	(11,540)	—	—	(11,540)
Increase in cash in escrow	—	(420)	—	(420)

Net cash used in investing activities	(11,540)	(36,324)	(253)	(48,117)

CASH FLOW FROM FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facilities	(28,000)	9,700	—	(18,300)
Borrowings under the 10.5% Senior Secured Notes	293,784	—	—	293,784
Collection on (repayments of) intercompany debt	96,111	(96,111)	—	—
Repayments of term notes	(361,954)	—	(907)	(362,861)
Repayments of other debt	—	(275)	—	(275)
Debt issuance costs	(9,529)	(8,289)	—	(17,818)

Net cash used in financing activities	(9,588)	(94,975)	(907)	(105,470)

Effect of exchange rate changes on cash	—	42	860	902

Net (decrease) increase in cash and cash equivalents	(40,309)	3,919	2,482	(33,908)
Cash and cash equivalents, beginning of period	40,309	1,027	16,168	57,504

Cash and cash equivalents, end of period	$—	$4,946	$18,650	$23,596

	Condensed Consolidated Statement of Cash Flows Thirty-nine weeks ended September 28, 2008 (In thousands)
	Solo Delaware	Guarantors	Non- Guarantors	Consolidated
CASH FLOW FROM OPERATING ACTIVITIES
Net cash provided by operating activities – continuing operations	$12,152	$64,624	$1,367	$78,143
Net cash used in operating activities – discontinued operations	—	(594)	—	(594)

Net cash provided by operating activities	12,152	64,030	1,367	77,549

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(49,526)	(2,227)	(51,753)
Proceeds from sale of property, plant and equipment	—	10,446	39	10,485
Increase in cash in escrow	—	(50)	—	(50)

Net cash used in investing activities	—	(39,130)	(2,188)	(41,318)

CASH FLOW FROM FINANCING ACTIVITIES
Net repayments under revolving credit facilities	(24,700)	—	—	(24,700)
Repayments of term notes	(9,243)	—	(714)	(9,957)
Repayments of other debt	—	(226)	(358)	(584)
Collection on (repayments of) intercompany debt	28,118	(28,118)	—	—

Net cash used in financing activities	(5,825)	(28,344)	(1,072)	(35,241)

Effect of exchange rate changes on cash	—	28	1,274	1,302

Net increase (decrease) in cash and cash equivalents	6,327	(3,416)	(619)	2,292
Cash and cash equivalents, beginning of period	10,464	4,881	18,238	33,583

Cash and cash equivalents, end of period	$16,791	$1,465	$17,619	$35,875

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report, as well as consolidated financial statements and notes thereto and related management discussion and analysis of financial condition and results of operations included in our 2008 Annual Report on Form 10-K.

General

We are a leading producer and marketer of single-use products used to serve food and beverages in quick service restaurants (“QSRs”), other foodservice settings and homes. We distribute our products globally and have served our industry for more than 70 years. We manufacture and supply a broad portfolio of single-use products, including cups, lids, food containers, plates, bowls, portion cups cutlery and straws, with products available in plastic, paper, foam, post-consumer recycled content and renewable resources. We are recognized for our customer service, and our products are known for their quality, reliability and consistency. Our products are marketed primarily under the Solo® and Sweetheart® brands, as well as BareTM by Solo, Trophy® and Jack Frost®. We are one of the leading suppliers of branded single-use cups, plates and bowls in the United States, and we also manufacture and supply a line of private label products to select customers. We operate manufacturing facilities and distribution centers in North America, the United Kingdom and Panama.

Thirteen weeks ended September 27, 2009 compared to the thirteen weeks ended September 28, 2008

(in millions)	Thirteen weeks ended September 27, 2009	Thirteen weeks ended September 28, 2008	Favorable (Unfavorable)
Net sales	$370.1	$462.1	$(92.0)	(19.9)%
Cost of goods sold	316.3	402.1	85.8	21.3

Gross profit	53.8	60.0	(6.2)	(10.3)
Selling, general and administrative expenses	38.6	43.3	4.7	10.9
Impairment of goodwill	17.2	—	(17.2)	*
Loss on asset disposals	5.0	6.5	1.5	23.1

Operating (loss) income	(7.0)	10.2	(17.2)	*
Interest expense, net	17.5	14.8	(2.7)	(18.2)
Loss on debt extinguishment	2.5	—	(2.5)	*
Foreign currency exchange loss, net	0.1	4.4	4.3	97.7

Loss from continuing operations before income taxes	(27.1)	(9.0)	(18.1)	(201.1)
Income tax provision (benefit)	0.8	(1.2)	(2.0)	*

Loss from continuing operations	(27.9)	(7.8)	(20.1)	(257.7)
Loss from discontinued operations, net of income taxes of $0	—	(0.2)	0.2	*

Net loss	$(27.9)	$(8.0)	$(19.9)	(248.8)

*	Not meaningful

Net sales decreased $92.0 million, or 19.9%, for the thirteen weeks ended September 27, 2009 compared to the prior year period. The decrease in net sales reflects a 15.8% decrease in sales volume, a 2.0% decrease in average realized sales price and a 2.1% decrease from the impact of foreign currency fluctuations, as compared to the thirteen weeks ended September 28, 2008.

Lower sales volumes are the result of a combination of the continued softness in demand across the industry, a competitive marketplace and our strategic initiatives. Slightly more than half of the decline reflects the continuing global economic recession which resulted in a significant contraction in the market for our products as well as the impact of a competitive marketplace. The remainder of the decrease in sales volume reflects our de-emphasis of certain product categories, such as straws and stirrers which are high volume commodity products, and other strategic decisions made during 2008 and 2007 to improve commercial arrangements.

The decrease in average realized sales price in the third quarter of 2009, compared to the third quarter 2008, reflects lower pricing during the third quarter of 2009, partially offset by a favorable shift in product mix.

For the thirteen weeks ended September 27, 2009, gross profit decreased by $6 million compared to the prior year period. This includes a decline of approximately $18 million as a result of lower sales and production volumes partially offset by lower operating costs of approximately $12 million, primarily driven by the benefit of a consolidated manufacturing footprint (net of related consolidation costs) and lower distribution costs compared to the prior year period.

As a percentage of net sales, gross profit was 14.5% in the third quarter of 2009 versus 13.0% in the third quarter of 2008, primarily driven by the favorable shift in product mix, and to a lesser extent, an increase in the difference between sales prices and raw material costs, compared to the prior year quarter.

As noted above, gross profit was impacted by costs incurred related to the consolidation of our production facilities in the third quarter of 2009 and 2008 of approximately $1.0 million and $4.9 million, respectively. In 2009, these consolidation costs related to equipment transfers. In 2008, these costs included severance, equipment transfers, set-up expenses at the receiving plants and ramp down costs at the closing plants.

Selling, general and administrative expenses decreased $4.7 million for the thirteen weeks ended September 27, 2009 compared to the thirteen weeks ended September 28, 2008. The decrease primarily reflects lower employee-related costs driven by cost savings measures implemented in December 2008 and continuing through 2009. The decrease also reflects lower incentive-based compensation compared to the prior year period, primarily driven by lower operating results. As a percentage of net sales, selling, general and administrative expenses were 10.4% in the third quarter of 2009 versus 9.4% in the third quarter of 2008.

We test goodwill for impairment at least annually, as of the end of October, or sooner if a triggering event occurs suggesting possible impairment of the value of the goodwill. Our step-one test performed as of October 2008 resulted in a fair value which exceeded carrying value. During the third quarter of 2009, despite increasing sales in the first and second quarters and the implementation of programs intended to reduce costs and gain manufacturing efficiencies, the Company’s Europe reporting unit continued to incur declining margins and lower operating results. These results were in part due to increased competition, a decline in the European economy and higher input costs, such as resin and electricity, which were unable to be passed along through further price increases. Management considered this combination of factors evidence of a permanent change in the long-term prospects of the European business. As a result, management determined that it was at risk of failing step one of the impairment test such that the reporting unit’s estimated fair value would not be substantially in excess of its carrying value and concluded that there were sufficient indicators to perform an interim goodwill impairment analysis of the Company’s Europe reporting unit. Step one of the impairment test was performed as of September 27, 2009. The fair value of the reporting unit was estimated using the present value of expected future cash flows. The discount rate and terminal value growth rate assumptions used for the valuation were 14% and 3%, respectively, and resulted in an estimated fair value less than carrying value. Consequently, step two was performed to calculate the amount of impairment, which concluded that the goodwill was fully impaired. As a result, we recorded a goodwill impairment charge of approximately $17.2 million during the thirteen weeks ended September 27, 2009. After this charge, there is no remaining goodwill on the Company’s Consolidated Balance Sheet.

Loss on asset disposals for the thirteen weeks ended September 27, 2009 was $5.0 million compared to $6.5 million during the thirteen weeks September 28, 2008. The loss during the current period includes the correction of an error representing the retirement of approximately $4.8 million of equipment which should have been recorded in prior periods. We determined this adjustment was immaterial to our current and prior period consolidated financial statements. During the fourth quarter, we continue to refine the controls related to our asset disposal process. The loss during the prior year period primarily reflects the disposal of outdated production equipment retired as a result of plant closures and consolidation.

For the thirteen weeks ended September 27, 2009, interest expense, net, increased $2.7 million compared to the prior year period. The increase is primarily attributable to higher average interest rates compared to the prior year period due to the 10.5% Senior Secured Notes issued in July 2009. See further discussion of our refinancing transactions in Liquidity and Capital Resources below. The impact of the higher average interest rates was partially offset by lower outstanding debt compared to the prior year period, mainly due to prepayments of the term loan under our first lien credit facility made in the fourth quarter of 2008 and the first half of 2009.

The loss on debt extinguishment of $2.5 million represents the write-off of the unamortized deferred financing fees related to our first lien credit facility extinguished in July 2009 as a result of our refinancing transactions.

During the thirteen weeks ended September 27, 2009, the income tax provision of $0.8 million consists of a minimal domestic and foreign income tax provision. During the thirteen weeks ended September 28, 2008, the income tax benefit of $1.2 million is primarily related to our foreign jurisdictions. In both periods, as the Company is in a net operating loss carry forward position in the United States, any taxes related to domestic earnings are largely offset by valuation allowances.

Thirty-nine weeks ended September 27, 2009 compared to the thirty-nine weeks ended September 28, 2008

(in millions)	Thirty-nine weeks ended September 27, 2009	Thirty-nine weeks ended September 28, 2008	Favorable (Unfavorable)
Net sales	$1,115.5	$1,442.7	$(327.2)	(22.7)%
Cost of goods sold	960.0	1,238.5	278.5	22.5

Gross profit	155.5	204.2	(48.7)	(23.8)
Selling, general and administrative expenses	112.7	130.4	17.7	13.6
Impairment of goodwill	17.2	—	(17.2)	*
Loss on asset disposals	7.4	18.5	11.1	60.0

Operating income	18.2	55.3	(37.1)	(67.1)
Interest expense, net	45.4	46.3	0.9	1.9
Reclassification of unrealized loss on cash flow hedges to interest expense	9.1	—	(9.1)	*
Loss on debt extinguishment	2.5	—	(2.5)	*
Foreign currency exchange (gain) loss, net	(2.3)	3.2	5.5	*

(Loss) income from continuing operations before income taxes	(36.5)	5.8	(42.3)	*
Income tax (benefit) provision	(5.4)	4.5	9.9	*

(Loss) income from continuing operations	(31.1)	1.3	(32.4)	*
Loss from discontinued operations, net of income taxes of $0	—	(0.6)	0.6	*

Net (loss) income	$(31.1)	$0.7	$(31.8)	*

*	Not meaningful

Net sales decreased $327.2 million, or 22.7%, for the thirty-nine weeks ended September 27, 2009 compared to the prior year period. The decrease in net sales reflects a 20.5% decrease in sales volume and a 2.9% decrease from the impact of foreign currency fluctuations, partially offset by a 0.7% increase in average realized sales price as compared to the prior year period.

Lower sales volumes are the result of a combination of the continued softness in demand across the industry, a competitive marketplace and our strategic initiatives. Approximately half of the decrease in sales volume reflects our de-emphasis of certain product categories, such as straws and stirrers which are high volume commodity products, and other strategic decisions made during 2008 and 2007 to improve commercial arrangements. The other half of the decline reflects the continuing global economic recession which resulted in a significant contraction in the market for our products as well as the impact of a competitive marketplace.

The slight increase in average realized sales price compared to the prior year period reflects the net impact of a shift in product mix offset by lower pricing during 2009.

For the thirty-nine weeks ended September 27, 2009, gross profit decreased by $49 million compared to the prior year period. This includes a reduction of approximately $88 million, as a result of lower sales and production volume, a reduction of $17 million for our international subsidiaries, partially driven by foreign currency fluctuations, and a $4 million charge recognized during the first quarter of 2009 in connection with the resolution of a contractual dispute. These factors were partially offset by (a) lower operating costs of approximately $33 million, driven by the benefit of a consolidated manufacturing footprint (net of related consolidation costs) and lower distribution costs compared to the prior year period and (b) an increase in the difference between sales prices and raw material costs of approximately $27 million. As a percentage of net sales, gross profit was 13.9% in the thirty-nine weeks of 2009 versus 14.2% in the comparable period of 2008.

As noted above, gross profit includes costs related to the consolidation of our production facilities, which were approximately $9.0 million in the thirty-nine weeks ended September 27, 2009 and $10.2 million in the thirty-nine weeks ended September 28, 2008. These consolidation costs included severance, equipment transfers, set-up expenses at the receiving plants and ramp down costs at the closing plants.

Selling, general and administrative expenses decreased $17.7 million for the thirty-nine weeks ended September 27, 2009 compared to the thirty-nine weeks ended September 28, 2008. The decrease primarily reflects lower employee-related costs driven by cost savings measures implemented in December 2008 and continuing through 2009, and lower incentive-based compensation compared to the prior year period, primarily driven by lower operating results. The decrease also reflects lower intangible asset amortization expense and lower management fees compared to the prior period. These decreases in expenses were partially offset by an increase in advertising and promotional spending in support of new product launches in the second quarter of 2009 as well as an increase in transitional costs relating to the Company’s corporate office consolidation. As a percentage of net sales, selling, general and administrative expenses were 10.1% in the thirty-nine weeks of 2009 versus 9.0% in the comparable period of 2008.

The impairment of goodwill during the thirty-nine weeks ended September 27, 2009 is discussed above under Thirteen weeks ended September 27, 2009 compared to the thirteen weeks ended September 28, 2008.

Loss on asset disposals for the thirty-nine weeks ended September 27, 2009 was $7.4 million compared to $18.5 million during the thirty-nine weeks September 28, 2008. The loss during the current period reflects the disposal of production equipment retired as a result of plant closures and consolidation and also includes the correction of an error during the thirteen weeks ended September 27, 2009 representing the retirement of approximately $4.8 million of equipment which should have been recorded in prior periods. We determined this adjustment was immaterial to our current and prior period consolidated financial statements. During the fourth quarter, we continue to refine the controls related to our asset disposal process. The loss during the prior year period primarily reflects the disposal of non-core assets including the sale of our dairy packaging machinery and equipment in March 2008.

For the thirty-nine weeks ended September 27, 2009, interest expense, net, decreased $0.9 million compared to the prior year period. Lower interest expense is primarily attributable to lower outstanding term debt, mainly due to prepayments of the term loan under our first lien credit facility, partially offset by higher average interest rates compared to the prior year period.

The reclassification of unrealized losses on cash flow hedges to interest expense of $9.1 million was a result of our refinancing in July 2009. See further discussion under Liquidity and Capital Resources below. These interest rate swaps were accounted for as cash flow hedges of the variable-rate interest payments on the first lien term loan borrowings. Due to the refinancing, the hedged forecasted payments of variable-rate interest under the first lien term loan borrowings were no longer probable of occurring. Accordingly, we discontinued hedge accounting prospectively, and, as a result, the cumulative mark-to-market loss of $9.1 million associated with these swaps was reclassified from accumulated other comprehensive loss to interest expense in June 2009.

The loss on debt extinguishment of $2.5 million represents the write-off of the unamortized deferred financing fees related to our first lien credit facility extinguished in July 2009 as a result of our refinancing transactions.

During the thirty-nine weeks ended September 27, 2009, the income tax benefit of $5.4 million included a $5.1 million adjustment made during the thirteen weeks ended March 29, 2009 to correct an error in our previously reported deferred tax liabilities. We determined that this adjustment was immaterial to our current and prior period financial statements. If the adjustment had been recorded to the corresponding prior period financial statements, it would have increased (decreased) income tax provision by approximately $0.7 million, $2.4 million and $(8.0) million in fiscal years 2008, 2007 and 2006, respectively, and increased other comprehensive income by $0.2 million in 2008. Excluding the $5.1 million adjustment, the remaining income tax benefit of approximately $0.3 million primarily relates to losses for our European operations. Income tax expense of $4.5 million for the thirty-nine weeks ended September 28, 2008 is primarily related to foreign jurisdictions. For our domestic operations, the tax expense generated from the taxable income was largely offset by a corresponding decrease in the valuation allowance; therefore, a minimal net domestic tax benefit was recognized.

Liquidity and Capital Resources

Historically, the Company has relied on cash flows from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. Net cash provided by operating activities for continuing operations during the thirty-nine weeks ended September 27, 2009 was $118.8 million compared to $78.1 million during the thirty-nine weeks ended September 28, 2008. The increased cash flow from operations is primarily a result of a reduction in inventory levels in the thirty-nine weeks of 2009 compared to an increase in inventory levels in the thirty-nine weeks of 2008. The increase in cash flow resulting from the reduced inventory levels was partially offset by lower operating results.

Working capital decreased $94.5 million to $252.0 million at September 27, 2009, from $346.5 million at December 28, 2008. The decrease reflects lower inventory balances primarily driven by our focus to reduce inventory levels to align more closely with lower forecasted demand, lower accounts receivable as a result of lower sales and an increase in accounts payable.

Net cash used in investing activities during the thirty-nine weeks ended September 27, 2009 was $48.1 million compared to $41.3 million during the thirty-nine weeks ended September 28, 2008. Capital expenditures during the thirty-nine weeks ended September 27, 2009 were $52.7 million compared to $51.8 million during the prior year period. Capital expenditures were funded by cash provided by operating activities. During the thirty-nine weeks ended September 27, 2009, the sale of property, plant and equipment provided investing cash flows of $16.6 million and was primarily related to the September 2009 sale of a distribution center closed in the fourth quarter of 2008 and the July 2009 sale of a manufacturing plant, closed during the fourth quarter of 2007. During the thirty-nine weeks ended September 28, 2008, the sale of property, plant and equipment provided investing cash flows of $10.5 million and was primarily related to the sale of dairy packaging machinery and equipment and the sale of a manufacturing facility that was closed during the first quarter of 2008. In 2009, the increase in restricted cash of $11.5 million represents collateral which the counterparty to our interest rate swaps required the Company to post against the current market value of the swaps, which will be maintained by the counterparty through the expiration date of the swaps in February 2011. The balance of such collateral will fluctuate based on future changes in the estimated fair value of the swaps.

Net cash used in financing activities during the thirty-nine weeks ended September 27, 2009 was $105.5 million compared to $35.2 million during the thirty-nine weeks ended September 28, 2008. The cash flows in 2009 primarily represent the prepayment of $105.0 million of principal on the term loan under our first lien credit facility which was made from cash flow generated from operations.

Refinancing Transactions

On July 2, 2009, the Company and its wholly owned subsidiary SCOC, as co-Issuers, issued $300.0 million of 10.5% Senior Secured Notes due 2013 (the “Secured Notes”) and entered into a new asset-based revolving credit facility providing for borrowings of up to $200.0 million subject to borrowing base limitations (“ABL Facility”). Initial borrowings under the ABL Facility were $28.3 million. These funds together with the $293.8 million in net proceeds we received from the issuance of the Secured Notes were used to repay the $300.9 million of borrowings outstanding and accrued interest on our first lien credit facility, to pay $17.3 million of debt issuance costs relating to the Secured Notes and the ABL Facility, and to provide $3.9 million for operating needs. These debt issuance costs were deferred and will be amortized through 2013, when the Secured Notes and ABL Facility mature. During the third quarter of 2009, we incurred additional debt issuance costs and as of September 27, 2009, the total amount of unamortized debt issuance costs related to the refinancing of $17.5 million are included in other assets on the Company’s Consolidated Balance Sheet.

In connection with these refinancing transactions, we reclassified $9.1 million of unrealized losses associated with existing interest rate swap agreements from accumulated other comprehensive loss to interest expense during the thirteen weeks ended September 27, 2009. In addition, the unamortized balance of debt issuance costs related to the first lien credit facility of $2.5 million was written off during July 2009 as a result of the refinancing.

The following is a summary of our committed revolving credit facilities at September 27, 2009 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Unused Capacity
ABL Facility (2)	$200,000	$9,700	$12,370	$109,932
Canadian Credit Facility-revolving facility (3)	15,129	—	—	10,950

	$215,129	$9,700	$12,370	$120,882

(1)	Availability of the credit facilities is reduced by letters of credit issued under the facilities.
(2)	The commitment amount for the ABL facility is $200.0 million; however, unused capacity is $109.9 million due to borrowing base limitations.
(3)

The commitment amount for the Canadian revolving credit facility is CAD $16.5 million (approximately $15.1 million); however, unused capacity is CAD $11.9 million (approximately $11.0 million) due to borrowing base limitations.

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

Redemption options - On or after May 1, 2011, the Issuers may redeem all or a part of the Secured Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest and special interest, if any, to the applicable redemption date. In addition, at any time prior to May 1, 2011, the Issuers may, on one or more than one occasion, redeem some or all of the Secured Notes at any time at a redemption price equal to 100% of the principal amount of the Secured Notes redeemed, plus a “make-whole” premium as of, and accrued and unpaid interest and special interest, if any, to, the applicable redemption date. At any time prior to May 1, 2011, the Issuers may also redeem up to 35% of the aggregate principal amount of Secured Notes, using the proceeds of certain qualified equity offerings, at a redemption price of 110.500% of the principal amount thereof and may, not more than once in any 12-month period, redeem up to 10% of the original aggregate principal amount of the Secured Notes at a redemption price of 103%, in each case, plus accrued and unpaid interest and special interest, if any, to the applicable redemption date.

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

Events of default - The Indenture provides for customary events of default, including, but not limited to, cross defaults to specified other debt of Solo Cup Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding notes will become due and payable immediately without further action or notice. If any other event of default under the Indenture occurs or is continuing, the trustee or holders of at least 25% in principal amount of the then outstanding notes may declare all the notes to be due and payable immediately, provided that, if any debt is outstanding under the ABL Facility, such acceleration of the notes will not be effective until the earlier of the acceleration of debt under the ABL Facility or five business days after receipt by the issuers and the administrative agent under the Loan Agreement of notice of such acceleration.

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

Covenants - The ABL Facility contains a springing covenant which is not currently applicable to the Company. This springing covenant requires the Company to maintain a minimum fixed charge coverage ratio that is only activated during any period in which excess borrowing availability drops below a specified threshold. The ratio is defined as the ratio of (1) EBITDA (as defined in the ABL Facility), minus capital expenditures and taxes paid in cash, to (2) cash interest expense net of interest income, plus scheduled principal payments of debt made in cash plus cash dividends and other cash distributions. In any period where this covenant is in effect, the amount the Company can borrow is restricted. In addition, the ABL Facility contains customary affirmative and negative covenants, including covenants that restrict the ability of each borrower, each guarantor and each subsidiary of the foregoing to, among other things:

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

Events of default - The loan agreement underlying our ABL Facility contains customary events of default, including, but not limited to, cross defaults to specified other debt of Solo Cup Company and its subsidiaries and specified change of control events. If an event of default occurs and is continuing under the loan agreement, the lenders may, among other things, terminate their commitments and require immediate repayment of all amounts owed by the borrowers and the guarantors under the ABL Facility.

In addition, non-compliance with the springing covenant (activated during any period in which excess borrowing availability drops below a specified threshold) to maintain a minimum fixed charge coverage ratio, as discussed above under Covenants, would require the Company to use all cash receipts to promptly pay down any outstanding debt.

Contractual Obligations

As of November 9, 2009, except for the refinancing transactions described above, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, under the caption “Contractual Obligations”.

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

			Payments due in fiscal
	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
Senior Secured Notes due 2013	$300,000	$—	$—	$—	$—	$300,000	$—
Senior Subordinated Notes due 2014	325,000	—	—	—	—	—	325,000
ABL Facility (1)	9,700	—	—	—	—	9,700	—
Canadian credit facility – term loan	720	—	—	720	—	—	—

Long-term obligations	635,420	—	—	720	—	309,700	325,000
Interest payments (2)	271,134	16,149	60,617	60,617	60,572	59,366	13,813

(1)	The ABL Facility amount represents borrowings as of September 27, 2009.
(2)

In estimating future interest payments, we used interest rates in effect as of September 27, 2009 and used our average outstanding borrowings under revolving credit facilities during 2008 as the estimate of future years’ average outstanding borrowings.

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

Outlook

Management believes that cash generated by operations and amounts available under our credit facilities should be sufficient to meet our expected operating needs, planned capital expenditures, payments in conjunction with our lease commitments and debt service requirements for the remainder of 2009. We expect that our total 2009 capital expenditures will be approximately $80 million. In addition, for 2009, we expect contributions to our defined benefit plans will be approximately $5 million.

Net Operating Loss Carryforwards

As of September 27, 2009, we have approximately $250.4 million of U.S. federal tax net operating loss carryforwards which expire between 2024 and 2028, and there are no carryforwards that are subject to the provisions of Internal Revenue Code Section 382. We establish a valuation allowance for deferred tax assets, including our net operating loss carryforwards, when the amount of expected future taxable income is not likely to support the use of the deduction or credit. During the thirty-nine weeks ended September 27, 2009, our valuation allowance on all tax attributes increased by $7.3 million, to $109.8 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009 and incorporated herein by reference and in our other filings made from time to time with the SEC. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. These cautionary statements are to be used as a reference in connection with any forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the impact of our indebtedness, the continuing global recession and restricted credit markets on our cash flow and debt service requirements;

•	our ability to generate cash from operations and the availability of credit impacts the refinancing options available to us;

•	the impact of economic, financial, and industry conditions and our continued realization of cost savings on our ability to generate operating cash flow to service our debt;

•	the impact of any downgrades in our corporate ratings on the credit terms offered to us by our vendors and the interest rates offered to us if we require additional capital or financing;

•	availability of and increases in raw material pricing, energy and fuel;

•	effect of increased regulation of certain raw materials used in our products and changing federal, state, foreign and local environmental and occupational health and safety laws and regulations;

•	impact of competitive products and pricing and fluctuations in demand for our products;

•	ineffective or incomplete remediation of prior material weaknesses in our internal controls over financial reporting;

•	risks associated with conducting business in multiple foreign jurisdictions, including foreign currency exchange rate fluctuations;

•	our ability to improve existing products and develop new products;

•	event of catastrophic loss of one of our key manufacturing facilities;

•	potential conflicts of interest between our note holders and the stockholders of SCIC;

•	loss of one or more of our principal customers;

•	diversion of management attention from other business activities in the event we pursue additional acquisitions or undertake divestitures in the future;

•	our ability to enforce our intellectual property and other proprietary rights; and

•	the impact of financial market conditions on the return of plan assets for our pension plans and any additional funding requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

As of September 27, 2009, the Company also has a Canadian credit facility which includes a revolving and term credit facility, which bears interest at a variable rate.

Interest accrues on outstanding borrowings under the ABL Facility at a rate of either LIBOR (as defined in the ABL Facility) plus a margin of 4% per annum or a specified base rate plus a margin of 3% per annum, at the Company’s option. These interest rate margins are subject to adjustment after July 2, 2010 based on borrowing base availability. As of September 27, 2009, the ABL Facility had an outstanding balance of $9.7 million. As of September 27, 2009, outstanding borrowings under the ABL Facility carried an effective interest rate of 6.25%.

The Canadian revolving and term loan facilities bear interest at the Canadian prime rate plus 0.25% or the Canadian bankers’ acceptance rate plus 1.50%, at the Company’s option. As of September 27, 2009, outstanding borrowings under the term loan carried an effective interest rate of 1.89%. As of September 27, 2009, the outstanding indebtedness under the term loan was CAD $0.8 million (approximately $0.7 million). CAD $11.9 million (approximately $11.0 million) was available under the revolving credit facility.

The Company enters into derivative instruments as part of its risk management strategy. As of September 27, 2009, the Company had three forward-starting receive-variable, pay-fixed interest rate swap agreements with a total notional amount of $150.0 million that were entered into in August 2007 to hedge a portion of the Company’s exposure to interest rate risk under its variable-rate borrowings under the First Lien facility. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 5.3765%. The swap agreements are effective from August 28, 2007 through February 28, 2011. Prior to the refinancing transactions, the interest rate swaps were designated and qualified as highly effective cash flow hedges. As long as these swaps had been designated as cash flow hedges, the mark-to-market changes on these interest rate swaps had been reported as a component of accumulated other comprehensive loss. As a result of the refinancing, the hedged forecasted payments of variable-rate interest under the First Lien borrowings were no longer probable of occurring. Accordingly, the Company discontinued hedge accounting prospectively, and, as a result, the cumulative mark-to-market loss of $9.1 million associated with these swaps was reclassified from accumulated other comprehensive loss to interest expense in June 2009. In periods subsequent to June 2009 through the expiration of these interest rate swaps, the Company will be exposed to future variations in the fair value of the swaps as 3-month LIBOR fluctuates.

Based upon the information above, the Company’s annual pre-tax income would increase by approximately $1.4 million or decrease by approximately $0.3 million for each one-percentage point increase or decrease, respectively, in the interest rates applicable to its variable rate debt and interest rate swap agreements. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

Item 4T.	Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended September 27, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

SOLO CUP COMPANY

Date: November 12, 2009	By:	/s/ Robert D. Koney, Jr.
Robert D. Koney, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF SOLO CUP COMPANY

FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 27, 2009

†4.1	Indenture, dated as of July 2, 2009, among Solo Cup Company, Solo Cup Operating Corporation, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (Incorporated by reference from Exhibit 4.6 to the form 8-K filed on July 9, 2009.)

†4.2	Registration Rights Agreement, dated as of July 2, 2009, among Solo Cup Company, Solo Cup Operating Corporation, the guarantors listed on the signature pages thereto and the initial purchasers of Solo Cup Company’s and Solo Cup Operating Corporation’s 10.5% Senior Secured Notes due 2013. (Incorporated by reference from Exhibit 4.7 to the form 8-K filed on July 9, 2009.)

†4.3	Security Agreement dated as of July 2, 2009 by and among Solo Cup Company, Solo Cup Operating Corporation, the other subsidiaries of Solo Cup Company listed on the signature pages thereof and U.S. Bank National Association, as collateral trustee (Incorporated by reference from Exhibit 4.8 to the form 8-K filed on July 9, 2009.)

†4.4	Notes Debenture dated July 2, 2009 between U.S. Bank National Association, as collateral trustee, and Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited (Incorporated by reference from Exhibit 4.9 to the form 8-K filed on July 9, 2009.)

†4.5	Collateral Trust Agreement, dated as of July 2, 2009, by and among Solo Cup Company, Solo Cup Operating Corporation, the guarantors from time to time party thereto, U.S. Bank National Association, as trustee, the other secured debt representatives from time to time party thereto, and U.S. Bank National Association, as collateral trustee (Incorporated by reference from Exhibit 4.10 to the form 8-K filed on July 9, 2009.)

†4.6	Lien Subordination and Intercreditor Agreement, dated as of July 2, 2009, among Bank of America, N.A., as agent for the ABL Secured Parties referred to therein, U.S. Bank National Association, as collateral trustee for the Priority Lien Secured Parties and the Subordinated Lien Secured Parties referred to therein, Solo Cup Company, Solo Cup Operating Corporation and the subsidiaries of Solo Cup Company named therein (Incorporated by reference from Exhibit 4.11to the form 8-K filed on July 9, 2009.)

†4.13	Second Supplemental Indenture dated as of June 30, 2005, by and among Solo Cup Company, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (Incorporated by reference from Exhibit 4.13 to the form 10-Q filed on August 11, 2009)

†4.14	Third Supplemental Indenture dated as of July 2, 2009, by and among Solo Cup Company, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (Incorporated by reference from Exhibit 4.14 to the form 10-Q filed on August 11, 2009)

†10.1	Amendment No. 2 to Management Agreement (Incorporated by reference from Exhibit 99.1 to the form 8-K filed on July 7, 2009.)

†10.2	Loan Agreement, dated as of July 2, 2009, among Solo Cup Company, Solo Cup Operating Corporation, certain subsidiaries of Solo Cup Company from time to time party thereto as guarantors, the financial institutions from time to time party thereto as lenders, Bank of America, N.A., as a co-collateral agent and as administrative agent for the lenders, and General Electric Capital Corporation, as a co-collateral agent for the lenders (Incorporated by reference from Exhibit 10.37 to the form 8-K filed on July 9, 2009.)

†10.3	Security Agreement dated July 2, 2009 made by Solo Cup Company, Solo Cup Operating Corporation and the other subsidiaries of Solo Cup Company listed on the signature pages thereof to Bank of America, N.A., as administrative agent (Incorporated by reference from Exhibit 10.38 to the form 8-K filed on July 9, 2009.)

†10.4	ABL Debenture dated July 2, 2009 between Bank of America, N.A., as agent, and Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited (Incorporated by reference from Exhibit 10.39 to the form 8-K filed on July 9, 2009.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Previously filed