Form 10-Q
period 2010-03-28
Solo Cup CO
filed 2010-05-11
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2010

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

The number of shares outstanding of the Registrant’s common stock as of May 11, 2010:

Common Stock, $0.01 par value – 100 shares

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 28, 2010	December 27, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,425	$30,006
Accounts receivable – trade, less allowance for doubtful accounts of $646 and $1,114	112,223	117,203
Accounts receivable – other	7,482	7,662
Inventories	288,357	232,582
Deferred income taxes	21,445	19,131
Prepaid expenses	4,607	6,193
Assets held for sale	2,825	2,825
Restricted cash	8,240	—
Other current assets	17,234	20,799

Total current assets	490,838	436,401
Property, plant and equipment, less accumulated depreciation and amortization of $535,692 and $527,050	507,463	508,964
Restricted cash	—	10,410
Other assets	29,881	31,643

Total assets	$1,028,182	$987,418

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$96,570	$81,990
Accrued payroll and related costs	29,809	25,785
Accrued customer allowances	23,600	29,810
Current maturities of long-term debt	411	779
Accrued interest	20,770	19,499
Other current liabilities	34,659	27,608

Total current liabilities	205,819	185,471
Long-term debt, net of current maturities	677,773	635,310
Deferred income taxes	24,908	22,672
Pensions and other postretirement benefits	35,290	36,011
Deferred gain on sale-leaseback	42,880	43,540
Other liabilities	39,280	46,201

Total liabilities	1,025,950	969,205
Shareholder’s equity:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	254,895	254,995
Accumulated deficit	(243,431)	(226,903)
Accumulated other comprehensive loss	(9,232)	(9,879)

Total shareholder’s equity	2,232	18,213

Total liabilities and shareholder’s equity	$1,028,182	$987,418

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	For the thirteen weeks ended
	March 28, 2010	March 29, 2009
Net sales	$344,872	$349,636
Cost of goods sold	306,588	312,341

Gross profit	38,284	37,295
Selling, general and administrative expenses	34,822	35,727
Loss on asset disposals	963	2,252

Operating income (loss)	2,499	(684)
Interest expense, net of interest income of $34 and $155	17,100	14,578
Foreign currency exchange loss, net	1,376	894

Loss before income taxes	(15,977)	(16,156)
Income tax provision (benefit)	551	(5,962)

Net loss	$(16,528)	$(10,194)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Unaudited, in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholder's equity
	Shares	Amount
Balance at December 27, 2009	100	$—	$254,995	$(226,903)	$(9,879)	$18,213
Net loss	—	—	—	(16,528)	—	(16,528)
Foreign currency translation adjustment	—	—	—	—	345	345
Pension liability adjustments, net of tax of $224	—	—	—	—	302	302
Return of capital to parent	—	—	(100)	—	—	(100)

Balance at March 28, 2010	100	$—	$254,895	$(243,431)	$(9,232)	$2,232

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Thirteen weeks ended
	March 28, 2010	March 29, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,528)	$(10,194)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,007	17,852
Deferred financing fee amortization	1,720	1,589
Loss on asset disposals	963	2,252
Deferred income taxes	(257)	(5,442)
Foreign currency exchange loss, net	1,376	894
Changes in operating assets and liabilities:
Accounts receivable, net	4,585	11,738
Inventories	(56,526)	27,048
Prepaid expenses and other current assets	1,324	1,945
Other assets	832	(1,227)
Accounts payable	18,540	(6,260)
Accrued expenses and other current liabilities	896	(14,665)
Other liabilities	37	1,212
Other, net	655	(29)

Net cash (used in) provided by operating activities	(25,376)	26,713

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	21	63
Purchases of property, plant and equipment	(20,032)	(15,942)
Decrease in restricted cash	2,170	—
Decrease in cash in escrow	—	50

Net cash used in investing activities	(17,841)	(15,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	42,300	39,000
Repayments of term notes	(348)	(60,295)
Repayments of other debt	(64)	(142)
Return of capital to parent	(100)	—
Debt issuance costs	(480)	—

Net cash provided by (used in) financing activities	41,308	(21,437)

Effect of exchange rate changes on cash	328	(240)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,581)	(10,793)
CASH AND CASH EQUIVALENTS, beginning of period	30,006	57,504

CASH AND CASH EQUIVALENTS, end of period	$28,425	$46,711

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of capitalized interest	$15,595	$19,824

Income (tax refunds) taxes paid, net	$(1,958)	$475

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Organization. Solo Cup Company, a Delaware corporation (“Solo Delaware”), is a holding company, the material assets of which are 100% of the capital stock of SF Holdings Group, Inc. SF Holdings owns 100% of the capital stock of Solo Cup Operating Corporation, which, in turn, owns various domestic and foreign operating subsidiaries. In these financial statements, the terms “we,” “us” and “our” refer to Solo Delaware and its direct and indirect subsidiaries.

Solo Delaware is a wholly owned subsidiary of Solo Cup Investment Corporation, a Delaware corporation. SCC Holding Company LLC owns 67.26%, Vestar Capital Partners IV, L.P. and certain of its affiliates own 32.71% and management of Solo Delaware owns the remaining 0.03% of Solo Cup Investment Corporation.

Principles of consolidation. These unaudited condensed consolidated financial statements include the accounts of Solo Delaware and its subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation. The information included in the accompanying interim condensed consolidated financial statements is unaudited but, in our opinion, includes all adjustments (consisting only of normal recurring adjustments and accruals unless otherwise indicated) that we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Results for the interim periods are not necessarily indicative of results expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 27, 2009, included in our 2009 Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 25, 2010.

Estimates. We have prepared these interim condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, using our best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from these estimates and judgments.

(2) RECENTLY ADOPTED ACCOUNTING STANDARDS

On December 28, 2009, the first day of our 2010 fiscal year, we adopted new accounting guidance that is included in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Historically, we were required to disclose only the amounts of transfers into or out of Level 3 of the fair value hierarchy. This new guidance requires us also to disclose the amount of significant transfers into or out of Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers. In addition, the guidance clarifies certain existing disclosure requirements. The adoption of these changes had no impact on our consolidated financial statements or disclosures for the thirteen weeks ended March 28, 2010.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) ASSETS HELD FOR SALE

Assets held for sale includes a property that we intend to sell within the next twelve months and that meets the held for sale criteria as defined by FASB ASC Topic 360, Property, Plant, and Equipment. As of March 28, 2010 and December 27, 2009, assets held for sale consisted of a manufacturing facility in Belen, New Mexico that we closed during the first quarter of 2009 and subsequently reclassified to assets held for sale. The facility is included at its unadjusted carrying value and is included within our North America operating segment.

We record assets held for sale at the lower of the assets’ carrying value or fair value less costs to sell. The fair value of the Belen property was determined using the market approach, which includes an analysis of sales prices for similar properties in similar locations. This is considered a Level 2 input in the fair value hierarchy described in FASB ASC Topic 820, Fair Value Measurements and Disclosures.

(4) INVENTORIES

The components of inventories were as follows (in thousands):

	March 28, 2010	December 27, 2009
Finished goods	$212,197	$164,628
Work in process	13,288	12,218
Raw materials and supplies	62,872	55,736

Total inventories	$288,357	$232,582

(5) INCOME TAXES

During the thirteen weeks ended March 29, 2009, we recorded an adjustment to correct an error in our previously reported deferred tax liabilities. The adjustment increased our income tax benefit and decreased our deferred tax liabilities (noncurrent) by $5.1 million. We determined that this adjustment was immaterial to our then-current and prior period financial statements. If the adjustment had been recorded to the corresponding prior period financial statements, it would have increased (decreased) income tax provision by approximately $0.7 million, $2.4 million and $(8.0) million in fiscal years 2008, 2007 and 2006, respectively, and increased other comprehensive income by $0.2 million in 2008.

(6) DEBT

Long-term debt as of March 28, 2010 and December 27, 2009, including amounts payable within one year, was as follows (in thousands):

	March 28, 2010	December 27, 2009
Long-term debt:
10.5% Senior Secured Notes due 2013	$300,000	$300,000
Unamortized discount	(5,407)	(5,703)

10.5% Senior Secured Notes due 2013, net	294,593	294,297
8.5% Senior Subordinated Notes due 2014	325,000	325,000
Asset-based Revolving Credit Facility	57,300	15,000
Canadian Credit Facility – Term Loan	61	404
Capital lease obligations	1,230	1,388

Total long-term debt	678,184	636,089
Less: Current maturities of long-term debt	411	779

Long-term debt, net of current maturities	$677,773	$635,310

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, derivative financial instruments and debt, including obligations under capital leases. The carrying values of financial instruments other than derivative financial instruments and fixed-rate debt approximated their fair values as of March 28, 2010 and December 27, 2009 due to their short-term maturities or market rates of interest. Derivative financial instruments were recorded at fair value (Note 8). The fair value of our floating-rate debt as of March 28, 2010 and December 27, 2009, consisting of our asset-based revolving credit facility and the term loan under our Canadian credit facility, approximated carrying value due to our ability to borrow at comparable terms in the open market.

Our 8.5% Senior Subordinated Notes (Note 6) had a carrying value of $325.0 million and an estimated fair value of $316.5 million and $320.9 million as of March 28, 2010 and December 27, 2009, respectively. The fair value of these notes was determined based on the price of the last trade of the debt on March 26, 2010 and December 24, 2009, the last business day of each respective fiscal period. These estimated fair values were determined using Level 1 inputs of the fair value hierarchy, as defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures.

Our 10.5% Senior Secured Notes, issued on July 2, 2009 (Note 6), had a carrying value of $294.6 million and an estimated fair value of $317.3 million as of March 28, 2010, and a carrying value of $294.3 million and an estimated fair value of $318.0 million as of December 27, 2009. The fair value of the senior secured notes as of March 28, 2010 was determined based on the price of the last trade of the debt on March 26, 2010, the last business day of the fiscal period. The fair value of the senior secured notes as of December 27, 2009 was determined based on the average of the bid price (low) and ask price (high) as of December 24, 2009, the last business day of the fiscal year. The estimated fair values were determined using Level 1 inputs of the fair value hierarchy, as defined in FASB ASC Topic 820.

The fair value hierarchy consists of three levels:

•	Level 1 fair values are valuations that the entity has the ability to access and that are based on quoted market prices in active markets for identical assets or liabilities;

•

Level 2 fair values are valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and

•	Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our interest rate swap agreements (Note 8) are measured at fair value on a recurring basis using Level 2 inputs in the fair value hierarchy. We use an income approach to value the outstanding interest rate swaps. The income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts incorporating observable market inputs as of the reporting date such as prevailing interest rates. Both the counterparty’s credit risk and our credit risk are considered in the fair value determination.

(8) DERIVATIVE INSTRUMENTS

As of March 28, 2010, we had three outstanding receive-variable (Eurodollar), pay-fixed interest rate swap agreements with an aggregate notional amount of $150 million that were originally entered into to hedge a portion of our exposure to interest rate risk under our variable-rate first lien facility term loan borrowings. The effective date of the interest rate swaps was August 28, 2007 and the fixed rate paid is 5.3765%. The interest rate swaps were designated and qualified as highly-effective cash flow hedges. As of June 28, 2009, these swaps no longer qualified for hedge accounting because we extinguished our first lien credit facility as part of our July 2009 refinancing transactions.

As a result of the refinancing transactions, the counterparty to the interest rate swaps required us to post a specified amount of collateral against the current market value of the swaps. Our obligation to post collateral will continue through the expiration date of the swaps in February 2011. The balance of such collateral as of March 28, 2010 and December 27, 2009 of $8.2 million and $10.4 million, respectively, is included in restricted cash on our Consolidated Balance Sheets and classified as current as of March 28, 2010 and noncurrent as of December 27, 2009. The amount of collateral that must remain on account with the counterparty will fluctuate based on future changes in the estimated fair value of the swaps, including as a result of changes in interest rates.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When the interest rate swaps had been designated as cash flow hedges, we reported the mark-to-market changes on the swaps as a component of accumulated other comprehensive income (loss) in accordance with FASB ASC Topic 815, Derivatives. As a result of the refinancing, the hedged forecasted payments of variable-rate interest under the first lien borrowings were no longer probable of occurring. Accordingly, we discontinued hedge accounting prospectively, and, as a result, the cumulative mark-to-market loss of $9.1 million associated with these swaps was reclassified from accumulated other comprehensive loss to interest expense in June 2009. Since the third fiscal quarter of 2009, the mark-to-market loss of these interest rate swaps has been recognized as interest expense.

The reclassification adjustment to interest expense from accumulated other comprehensive loss for losses realized in net earnings, net of tax, was $1.8 million for the thirteen weeks ended March 29, 2009.

We report our interest rate swap agreements at fair value on our consolidated balance sheets as current or non-current liabilities based on their expiration date of February 28, 2011. As of March 28, 2010, their fair value of $6.8 million was included in other current liabilities. As of December 27, 2009, their fair value of $8.3 million was included in other liabilities.

During the thirteen weeks ended March 29, 2009, we also had a receive-variable (Eurodollar), pay-fixed interest rate swap agreement with an effective date of October 2, 2007 and a notional amount of $50 million. The fixed rate of interest paid was 4.6475%. This swap expired on April 2, 2009.

As of March 28, 2010 and December 27, 2009, we had no outstanding derivatives designated as part of a cash flow or fair value hedging relationship and no hedges of the foreign currency exposure of a net investment in a foreign operation.

(9) PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in thousands):

	For the thirteen weeks ended
	March 28, 2010	March 29, 2009
Pension Benefits
Service cost	$343	$219
Interest cost	1,758	1,716
Expected return on plan assets	(1,773)	(1,416)
Amortization of prior service cost	570	540
Amortization of net loss	51	51

Net periodic benefit cost	$949	$1,110

Other Postretirement Benefits
Service cost	$14	$8
Interest cost	93	192
Amortization of prior service cost (credit)	13	(109)
Amortization of net (gain) loss	(108)	87

Net periodic benefit cost	$12	$178

During the thirteen weeks ended March 28, 2010, we made approximately $1 million of contributions to our pension and other postretirement benefit plans. We presently anticipate contributing an additional $7 million to fund our pension and other postretirement benefit plans in 2010 for a total of approximately $8 million.

On January 1, 2009, we temporarily eliminated, at our discretion, employer-match contributions for our 401(k) defined contribution plan, which covers substantially all of our U.S. employees. We reinstated these contributions beginning in January 2010.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following (in thousands):

	For the thirteen weeks ended
	March 28, 2010	March 29, 2009
Net loss	$(16,528)	$(10,194)
Foreign currency translation adjustment	345	(2,160)
Pension liability adjustments, net of tax of $224 and $0	302	569
Unrealized investment loss, net of tax of $0	—	(3)
Recognition of realized gain on cash flow hedge, net of tax of $38	—	(27)
Unrealized loss on cash flow hedge, net of tax of $0	—	(478)
Reclassification of realized loss on cash flow hedge to interest expense, net of tax of $0	—	1,847

Comprehensive loss	$(15,881)	$(10,446)

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 28, 2010	December 27, 2009
Foreign currency translation adjustments	$11,585	$11,240
Pension liability adjustments, net of tax benefit of $4,596 and $4,820	(20,817)	(21,119)

Accumulated other comprehensive loss	$(9,232)	$(9,879)

(11) RELATED PARTY TRANSACTIONS

Advisory fees. In 2004, Solo Delaware and Solo Cup Investment Corporation entered into a management agreement with SCC Holding providing for, among other items, the payment by Solo Cup Investment Corporation of an annual advisory fee of $2.5 million to SCC Holding. On June 30, 2009, during our third fiscal quarter of 2009, Solo Delaware and Solo Cup Investment Corporation amended the management agreement to provide that the annual advisory fee would be $0.8 million, beginning with the 2009 fee. Pursuant to the agreement, we incurred $0.2 million and $0.6 million of advisory fees to SCC Holding during the thirteen weeks ended March 28, 2010 and March 29, 2009, respectively. As of March 28, 2010, prepaid advisory fees to SCC Holding of $0.2 million were included in prepaid expenses on our consolidated balance sheet.

In 2004, Solo Delaware and Solo Cup Investment Corporation also entered into a management agreement with Vestar pursuant to which Solo Cup Investment Corporation agreed to pay Vestar an annual advisory fee of $0.8 million, plus reimbursement of its expenses. Pursuant to the agreement, we recorded $0.2 million of advisory fees during each of the thirteen-week periods ended March 28, 2010 and March 29, 2009. As of March 28, 2010, prepaid advisory fees to Vestar of $0.2 million were included in prepaid expenses on our consolidated balance sheet. Out-of-pocket expenses incurred were approximately $0.1 million during each of the thirteen-week periods ended March 28, 2010 and March 29, 2009. As of March 28, 2010 and December 27, 2009, approximately $60 thousand and $40 thousand, respectively, were included in other current liabilities for out-of-pocket expenses.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) RELATED PARTY TRANSACTIONS (CONTINUED)

Return of capital. In March 2010, resulting from the departure of an employee from the Company, $0.1 million of contributed capital was returned to Solo Cup Investment Corporation as a dividend reflecting the cancellation of 100 shares of Solo Cup Investment Corporation’s convertible participating preferred stock.

(12) SEGMENTS

We manage and evaluate our operations in two reportable segments: North America and Europe. Both of these segments manufacture and supply a broad portfolio of single-use products used to serve food and beverages that are available in plastic, paper, foam, post-consumer recycled content and annually renewable materials. We manage our operating segments separately based on the products and requirements of the different markets. North America includes all of our entities established in the United States, Canada, Mexico and Puerto Rico, and our corporate function. Europe includes all U.K. entities. Other includes Australia and Panama. We dissolved our sole Australian entity in May 2009.

The accounting policies of the operating segments are the same as those described in Note 2 to the consolidated financial statements in our 2009 Annual Report on Form 10-K. Segment operating results are measured based on operating income (loss). We account for intersegment net sales on an arm’s length pricing basis.

(in thousands)	North America	Europe	Other	Total Segments	Eliminations	Total
For the thirteen weeks ended March 28, 2010
Revenues from external customers	$320,402	$25,098	$3,043	$348,543	$(3,671)	$344,872
Intersegment net sales	3,671	—	—	3,671	(3,671)	—
Operating income (loss)	3,509	(1,405)	326	2,430	69	2,499

For the thirteen weeks ended March 29, 2009
Revenues from external customers	$329,377	$21,559	$3,615	$354,551	$(4,915)	$349,636
Intersegment net sales	4,915	—	—	4,915	(4,915)	—
Operating income (loss)	350	(1,549)	479	(720)	36	(684)

	For the thirteen weeks ended
(in thousands)	March 28, 2010	March 29, 2009
Operating income (loss):
Total segment and other operating income (loss)	$2,430	$(720)
Elimination of intersegment operating loss	69	36
Interest expense	(17,134)	(14,733)
Interest income	34	155
Foreign currency exchange loss, net	(1,376)	(894)

Loss before income taxes	$(15,977)	$(16,156)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) GUARANTOR NOTE

On July 2, 2009, Solo Delaware and Solo Cup Operating Corporation (“SCOC”) co-issued $300.0 million of 10.5% Senior Secured Notes due 2013. The senior secured notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our subsidiaries. The consolidated guarantors are: SF Holdings; Solo Manufacturing LLC; P.R. Solo Cup, Inc.; Lily-Canada Holding Corporation; Solo Cup (UK) Limited; Insulpak Holdings Limited; Solo Cup Europe Limited; and Solo Cup Owings Mills Holdings.

In February 2004, Solo Delaware acquired SF Holdings and its subsidiaries, including Sweetheart Cup Company. Solo Delaware partially funded the acquisition through the issuance of its 8.5% Senior Subordinated Notes due 2014. The senior subordinated notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our subsidiaries. The consolidated guarantors of the senior subordinated notes are the same as the senior secured notes, except for SCOC, which is a guarantor of the senior subordinated notes, but a co-issuer of the senior secured notes.

We have revised the following statement of operations and statement of cash flows for the thirteen weeks ended March 29, 2009 to present the guarantors and non-guarantors of the senior subordinated notes and the senior secured notes in accordance with Rule 3-10 of Regulation S-X under the Securities Exchange Act of 1934. Also, we have revised the statement of operations for the thirteen weeks ended March 29, 2009 from amounts previously presented to properly reflect investments in subsidiaries under the equity method. In presenting this financial information, we have applied the equity method of accounting to (1) Solo Delaware’s investment in SF Holdings, (2) SF Holdings’ investment in SCOC, and (3) SCOC’s investment in the Other Guarantors and Non-Guarantor subsidiaries. All such subsidiaries meet the requirements to be consolidated under U.S. generally accepted accounting principles. All intercompany balances and transactions have been eliminated.

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Balance Sheet March 28, 2010 (In thousands)
	Solo Delaware(1)	SF Holdings(2) (Guarantor)	SCOC (3)	Other Guarantors(4)	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$5	$2,456	$25,964	$—	$28,425
Accounts receivable – trade	—	—	80,359	16,231	15,633	—	112,223
Accounts receivable – other	2,732	—	40,637	2,197	—	(38,084)	7,482
Inventories	—	—	248,330	16,452	26,064	(2,489)	288,357
Deferred income taxes	—	—	21,021	—	424	—	21,445
Restricted cash	8,240	—	—	—	—	—	8,240
Prepaid expenses and other current assets	—	—	21,276	1,130	2,260	—	24,666

Total current assets	10,972	—	411,628	38,466	70,345	(40,573)	490,838
Property, plant and equipment, net	—	—	461,054	14,016	32,393	—	507,463
Intercompany receivables – non-current	160,637	—	6,088	—	—	(166,725)	—
Intercompany debt – non-current	432,536	—	39,567	—	—	(472,103)	—
Investments in subsidiaries	26,976	329,470	55,457	—	—	(411,903)	—
Other assets	14,644	—	11,514	1,599	2,124	—	29,881

Total assets	$645,765	$329,470	$985,308	$54,081	$104,862	$(1,091,304)	$1,028,182

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$38	$—	$80,248	$10,034	$6,250	$—	$96,570
Intercompany payable	—	—	4,912	22,887	10,285	(38,084)	—
Accrued expenses and other current liabilities	23,902	—	78,389	1,159	5,388	—	108,838
Current maturities of long-term debt	—	—	—	350	61	—	411

Total current liabilities	23,940	—	163,549	34,430	21,984	(38,084)	205,819
Long-term debt, net of current maturities	619,593	—	57,300	880	—	—	677,773
Long-term debt, net of current maturities – intercompany	—	135,769	299,769	36,565	—	(472,103)	—
Deferred income taxes	—	—	22,717	—	2,191	—	24,908
Long-term payable – intercompany	—	166,725	—	—	—	(166,725)	—
Other long-term liabilities	—	—	112,503	1,890	3,057	—	117,450

Total liabilities	643,533	302,494	655,838	73,765	27,232	(676,912)	1,025,950

Total shareholder's equity (deficit)	2,232	26,976	329,470	(19,684)	77,630	(414,392)	2,232

Total liabilities and shareholder's equity (deficit)	$645,765	$329,470	$985,308	$54,081	$104,862	$(1,091,304)	$1,028,182

(1)	Issuer of 8.5% Senior Subordinated Notes; co-issuer of 10.5% Senior Secured Notes
(2)	Guarantor of 8.5% Senior Subordinated Notes and 10.5% Senior Secured Notes
(3)	Guarantor of 8.5% Senior Subordinated Notes; co-issuer of 10.5% Senior Secured Notes
(4)	Guarantors of 8.5% Senior Subordinated Notes and 10.5% Senior Secured Notes

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Balance Sheet December 27, 2009 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$5	$4,517	$25,484	$—	$30,006
Accounts receivable – trade	—	—	83,808	16,912	16,483	—	117,203
Accounts receivable – other	2,163	—	42,699	2,182	23	(39,405)	7,662
Inventories	—	—	192,131	18,781	23,895	(2,225)	232,582
Deferred income taxes	—	—	18,696	—	435	—	19,131
Prepaid expenses and other current assets	—	—	24,776	2,533	2,508	—	29,817

Total current assets	2,163	—	362,115	44,925	68,828	(41,630)	436,401
Property, plant and equipment, net	—	—	460,800	15,799	32,365	—	508,964
Intercompany receivables – non-current	155,108	—	6,088	—		(161,196)	—
Intercompany debt – non-current	439,708	—	39,175	—		(478,883)	—
Investments in subsidiaries	39,372	336,337	53,609	—	—	(429,318)	—
Restricted cash	10,410	—	—	—	—	—	10,410
Other assets	15,441	—	13,387	782	2,033	—	31,643

Total assets	$662,202	$336,337	$935,174	$61,506	$103,226	$(1,111,027)	$987,418

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$301	$—	$64,294	$11,320	$6,075	$—	$81,990
Intercompany payable	—	—	4,343	24,348	10,714	(39,405)	—
Accrued expenses and other current liabilities	16,105	—	78,847	1,570	6,180	—	102,702
Current maturities of long-term debt	—	—	—	374	405	—	779

Total current liabilities	16,406	—	147,484	37,612	23,374	(39,405)	185,471
Long-term debt, net of current maturities	619,297	—	15,000	1,013	—	—	635,310
Long-term debt, net of current maturities – intercompany	—	135,769	303,941	39,173	—	(478,883)	—
Deferred income taxes	—	—	20,384	—	2,288	—	22,672
Long-term payable – intercompany	—	161,196	—	—	—	(161,196)	—
Other long-term liabilities	8,286	—	112,028	2,317	3,121	—	125,752

Total liabilities	643,989	296,965	598,837	80,115	28,783	(679,484)	969,205

Total shareholder's equity (deficit)	18,213	39,372	336,337	(18,609)	74,443	(431,543)	18,213

Total liabilities and shareholder's equity (deficit)	$662,202	$336,337	$935,174	$61,506	$103,226	$(1,111,027)	$987,418

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) GUARANTOR NOTE (CONTINUED)

	Consolidated Statement of Operations For the thirteen weeks ended March 28, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$288,597	$25,125	$43,788	$(12,638)	$344,872
Cost of goods sold	—	—	255,461	24,612	39,143	(12,628)	306,588

Gross profit	—	—	33,136	513	4,645	(10)	38,284
Selling, general and administrative expenses	—	—	30,362	1,875	2,613	(28)	34,822
Loss on asset disposals	—	—	921	42	—	—	963

Operating income (loss)	—	—	1,853	(1,404)	2,032	18	2,499
Interest expense, net	3,484	5,529	7,947	131	9	—	17,100
Foreign currency exchange loss (gain), net	—	—	568	1,163	(355)	—	1,376
Equity in loss of subsidiaries	13,044	7,515	928	—	—	(21,487)	—

(Loss) income before income taxes	(16,528)	(13,044)	(7,590)	(2,698)	2,378	21,505	(15,977)
Income tax provision	—	—	(75)	(33)	659	—	551

Net (loss) income	$(16,528)	$(13,044)	$(7,515)	$(2,665)	$1,719	$21,505	$(16,528)

	Consolidated Statement of Operations For the thirteen weeks ended March 29, 2009 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$304,521	$21,583	$37,115	$(13,583)	$349,636
Cost of goods sold	—	—	269,718	21,064	35,137	(13,578)	312,341

Gross profit	—	—	34,803	519	1,978	(5)	37,295
Selling, general and administrative expenses	—	—	31,507	2,067	2,177	(24)	35,727
Loss (gain) on asset disposals	—	—	1,803	(1)	450	—	2,252

Operating income (loss)	—	—	1,493	(1,547)	(649)	19	(684)
Interest expense, net	590	5,036	8,646	314	(8)	—	14,578
Foreign currency exchange loss, net	—	—	65	656	173	—	894
Equity in loss of subsidiaries	9,566	4,530	2,439	—	—	(16,535)	—

Loss before income taxes	(10,156)	(9,566)	(9,657)	(2,517)	(814)	16,554	(16,156)
Income tax provision (benefit)	38	—	(5,127)	(707)	(166)	—	(5,962)

Net loss	$(10,194)	$(9,566)	$(4,530)	$(1,810)	$(648)	$16,554	$(10,194)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Statement of Cash Flows For the thirteen weeks ended March 28, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(8,917)	$—	$(15,247)	$(1,726)	$514	$—	$(25,376)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	—	(19,754)	(137)	(165)	24	(20,032)
Proceeds from sale of property, plant and equipment	—	—	28	17	—	(24)	21
Decrease in restricted cash	2,170	—	—	—	—	—	2,170

Net cash provided by (used in) investing activities	2,170	—	(19,726)	(120)	(165)	—	(17,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	—	—	42,300	—	—	—	42,300
Repayments of term notes	—	—	—		(348)	—	(348)
Return of capital to parent	(100)	—	—	—		—	(100)
Collection on (repayment of) intercompany debt	7,173	—	(7,173)	—	—	—	—
Repayments of other debt	—	—	—	(64)	—	—	(64)
Debt issuance costs	(326)	—	(154)	—	—	—	(480)

Net cash provided by (used in) financing activities	6,747	—	34,973	(64)	(348)	—	41,308

Effect of exchange rate changes on cash	—	—	—	(151)	479	—	328

Net (decrease) increase in cash and cash equivalents	—	—	—	(2,061)	480	—	(1,581)
Cash and cash equivalents, beginning of period	—	—	5	4,517	25,484	—	30,006

Cash and cash equivalents, end of period	$—	$—	$5	$2,456	$25,964	$—	$28,425

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Statement of Cash Flows For the thirteen weeks ended March 29, 2009 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(10,956)	$—	$44,119	$1,755	$(8,205)	$—	$26,713

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	—	(15,330)	(582)	(30)	—	(15,942)
Proceeds from sale of property, plant and equipment	—	—	63	—	—	—	63
Decrease in cash in escrow	—	—	50	—	—	—	50

Net cash used in investing activities	—	—	(15,217)	(582)	(30)	—	(15,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	39,000	—	—	—	—	—	39,000
Repayments of term notes	(60,000)	—	—	—	(295)	—	(60,295)
Collection on (repayment of) intercompany debt	28,902	—	(28,902)	—	—	—	—
Repayments of other debt	—	—	—	(142)	—	—	(142)

Net cash provided by (used in) financing activities	7,902	—	(28,902)	(142)	(295)	—	(21,437)

Effect of exchange rate changes on cash	—	—	—	(133)	(107)	—	(240)

Net (decrease) increase in cash and cash equivalents	(3,054)	—	—	898	(8,637)	—	(10,793)
Cash and cash equivalents, beginning of period	40,310	—	7	1,020	16,167	—	57,504

Cash and cash equivalents, end of period	$37,256	$—	$7	$1,918	$7,530	$—	$46,711

(14) SUBSEQUENT EVENTS

Acquisition of InnoWare Plastic Holding Company, Inc.

On March 31, 2010, we acquired all of the outstanding capital stock of InnoWare Plastic Holding Company, Inc. to further broaden our product offering. Acquisition consideration totaled $24 million in cash. InnoWare Plastic Holding Company, Inc. owns all of the capital stock of InnoWare Plastic, Inc., a manufacturer and marketer of a comprehensive line of plastic take-out containers. InnoWare Plastic, Inc. operates a manufacturing facility and warehouse in Thomaston, Georgia and an administrative office in Alpharetta, Georgia.

On April 30, 2010, we merged InnoWare Plastic Holding Company, Inc. and InnoWare Plastic, Inc. with and into Solo Cup Operating Corporation, with Solo Cup Operating Corporation as the surviving entity of the merger.

Closure of manufacturing facilities

On May 6, 2010, our Board of Directors committed to a plan designed to further optimize our manufacturing footprint. Under the plan, we intend to close certain of our U.S. manufacturing facilities by the end of the second quarter of 2012. We expect to incur costs over the life of the plan in the range of $113 to $133 million. The total costs include severance payments of approximately $4 to $6 million, equipment relocation and related costs of approximately $17 to $20 million, a charge of approximately $4 to $6 million attributable to lease payments to be made in periods after the related closure, asset impairment charges of approximately $13 to $16 million, and accelerated depreciation of approximately $75 to $85 million for certain property, plant and equipment that will no longer be used after the facilities are closed. Of the total expected costs over the life of the plan, approximately $21 to $26 million will require incremental cash expenditures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report, as well as the consolidated financial statements and notes thereto and related management’s discussion and analysis of financial condition and results of operations included in our 2009 Annual Report on Form 10-K.

General

We are a leading producer and marketer of single-use products used to serve food and beverages in the home, quick-service restaurants and other foodservice settings. We distribute our products globally and have served our industry for more than 70 years. We manufacture and supply a broad portfolio of single-use products, including cups, lids, food containers, plates, bowls, portion cups, cutlery and straws, with products available in plastic, paper, foam, post-consumer recycled content and annually renewable materials. We are recognized for our customer service, and our products are known for their quality, reliability and consistency. Our products are marketed primarily under the Solo® brand, as well as Jack Frost®, Trophy® and BareTM by Solo. We are one of the leading suppliers of branded single-use cups, plates and bowls in the United States. We also provide a line of products to select customers under private label brands. We operate manufacturing facilities and distribution centers in North America, the United Kingdom and Panama.

Thirteen weeks ended March 28, 2010 compared to the thirteen weeks ended March 29, 2009

	For the thirteen weeks ended		Favorable (Unfavorable)
(In millions)	March 28, 2010	March 29, 2009	$	%
Net sales	$344.9	$349.6	$(4.7)	(1.3)
Cost of goods sold	306.6	312.3	5.7	1.8

Gross profit	38.3	37.3	1.0	2.7
Selling, general and administrative expenses	34.8	35.7	0.9	2.5
Loss on asset disposals	1.0	2.3	1.3	56.5

Operating income (loss)	2.5	(0.7)	3.2	*
Interest expense, net	17.1	14.6	(2.5)	(17.1)
Foreign currency exchange loss, net	1.4	0.9	(0.5)	(55.6)

Loss before income taxes	(16.0)	(16.2)	0.2	1.2
Income tax provision (benefit)	0.5	(6.0)	(6.5)	*

Net loss	$(16.5)	$(10.2)	$(6.3)	(61.8)

*	Not meaningful

Net sales decreased $4.7 million, or 1.3%, for the thirteen weeks ended March 28, 2010 compared to the prior year period. The decrease in net sales reflects a 4.1% decrease in average realized sales price partially offset by a 2.3% benefit from the impact of changes in foreign currency exchange rates and a 0.5% increase in sales volume compared to the thirteen weeks ended March 29, 2009.

The decrease in average realized sales price in the first quarter of 2010 reflects lower overall pricing driven by an increasingly competitive marketplace, and to a lesser extent, a shift in our product mix. The increase in sales volumes occurred as a result of growth in our existing product portfolio as well as an increase in new product offerings, and was offset by both an overall decline in the industry that lowered demand and our de-emphasis of certain product categories, such as straws and stirrers, that are high-volume commodity products.

For the thirteen weeks ended March 28, 2010, gross profit increased by $1.0 million compared to the prior year period. The increase in gross profit reflects the benefit of lower operating costs for our U.S. operations of approximately $18 million, driven by greater overhead absorption from higher production in the current quarter, a more consolidated manufacturing footprint, and the absence of consolidation costs, which totaled approximately $5 million in the comparable prior-year period. The increase in gross profit was partially offset by a decrease of approximately $17 million in the difference between sales prices and raw material costs for our U.S. operations in the first quarter of 2010 compared to the first quarter of 2009. The decrease was a result of relatively flat raw material costs against a declining average realized sales price driven by an increasingly competitive marketplace.

As a percentage of net sales, gross profit was 11.1% in the first quarter of 2010 versus 10.7% in the first quarter of 2009. The improvement was primarily driven by lower operating costs, resulting from a more consolidated manufacturing footprint, and greater overhead absorption from higher production in the current quarter.

Selling, general and administrative expenses decreased $0.9 million for the thirteen weeks ended March 28, 2010 compared to the thirteen weeks ended March 29, 2009. The improvement primarily reflects lower incentive-based compensation as well as lower management advisory fees that resulted from the June 2009 amendment of our management agreement with SCC Holding. The decrease in selling, general and administrative expenses was partially offset by an increase in employee-related costs to normalized levels. In the first quarter of 2009, employee-related costs were temporarily reduced in response to the uncertain global economy. As a percentage of net sales, selling, general and administrative expenses were 10.1% in the first quarter of 2010 versus 10.2% in the first quarter of 2009.

For the thirteen weeks ended March 28, 2010, net interest expense increased by $2.5 million compared to the prior year period. Higher interest expense was primarily due to higher average interest rates attributable to our July 2009 debt refinancing, partially offset by lower average outstanding term debt compared to the prior-year period.

During the thirteen weeks ended March 28, 2010, the income tax provision of $0.5 million primarily reflects income tax expense from our foreign jurisdictions. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit. During the thirteen weeks ended March 29, 2009, the income tax benefit of $6.0 million included a $5.1 million adjustment to correct an error in our previously reported deferred tax liabilities. We determined that this adjustment was immaterial to our then-current and prior period financial statements. If the adjustment had been recorded to the corresponding prior period financial statements, it would have increased (decreased) income tax provision by approximately $0.7 million, $2.4 million and $(8.0) million in fiscal years 2008, 2007 and 2006, respectively, and increased other comprehensive income by $0.2 million in 2008. Excluding the $5.1 million adjustment, the remaining income tax benefit of approximately $0.9 million was primarily due to a small loss in our foreign jurisdictions.

Liquidity and Capital Resources

Historically, we have relied on cash flows from operations to finance our working capital requirements and capital expenditures. Net cash used in operating activities during the thirteen weeks ended March 28, 2010 was $25.4 million compared to net cash provided by operating activities of $26.7 million during the thirteen weeks ended March 29, 2009. The decreased cash flow from operations was primarily a result of a planned build in finished goods inventories in the first quarter of 2010 to prepare for the growth in demand expected during the second quarter to ensure that customer service levels are maintained. Conversely, in 2009, we reduced inventory levels during the first quarter because we anticipated a significant decrease in demand in our industry driven by the global economic recession. The decrease in cash flow from operating activities driven by the inventory build was partially offset by an increase in accounts payable during the quarter, also a result of the increase in production.

Working capital increased $34.1 million to $285.0 million as of March 28, 2010, from $250.9 million as of December 27, 2009. The increase mostly reflects the inventory build during the first quarter of 2010, partially offset by a related increase in accounts payable as a result of the increased production.

Net cash used in investing activities during the thirteen weeks ended March 28, 2010 was $17.8 million compared to $15.8 million during the thirteen weeks ended March 29, 2009. Capital expenditures during the thirteen weeks ended March 28, 2010 were $20.0 million compared to $15.9 million during the thirteen weeks ended March 29, 2009. We funded our capital expenditures during the thirteen weeks ended March 28, 2010 with borrowings under our asset-based revolving credit facility.

Net cash provided by financing activities during the thirteen weeks ended March 28, 2010 was $41.3 million compared to net cash used in financing activities of $21.4 million during the thirteen weeks ended March 29, 2009. The cash flows in 2010 consisted primarily of increased borrowings under our asset-based revolving credit facility to fund our capital expenditures and support the build of finished goods inventories during the quarter. The cash flows in 2009 primarily represented the prepayment of $60.0 million of principal on the term loan under our first lien credit facility partially offset by $39.0 million of net borrowings under the revolving credit facility under our first lien credit facility.

The following is a summary of our long-term debt as of March 28, 2010 (in thousands):

March 28, 2010
Long-term debt:
10.5% Senior Secured Notes due 2013	$300,000
Unamortized discount	(5,407)

10.5% Senior Secured Notes due 2013, net	294,593
8.5% Senior Subordinated Notes due 2014	325,000
Asset-based Revolving Credit Facility	57,300
Canadian Credit Facility—Term Loan	61
Capital lease obligations	1,230

Total long-term debt	678,184
Less: Current maturities of long-term debt	411

Long-term debt, net of current maturities	$677,773

The following is a summary of our committed revolving credit facilities as of March 28, 2010 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Available Capacity
Asset-based revolving credit facility (2)	$200,000	$57,300	$12,470	$100,528
Canadian credit facility (revolving facility) (3)	16,029	—	—	10,182

	$216,029	$57,300	$12,470	$110,710

(1)	Availability under the credit facilities is reduced by letters of credit issued under the facilities.
(2)

The commitment amount for the asset-based revolving credit facility is $200.0 million; however, available capacity was $100.5 million due to the borrowing base limit of $170.3 million in effect at March 28, 2010.

(3)

The commitment amount for the Canadian revolving credit facility is CAD 16.5 million (approximately $16.0 million); however, available capacity was CAD 10.5 million (approximately $10.2 million) due to borrowing base limitations.

Government Obligations

We are subject to agreements with the City of Chicago and the State of Illinois relating to our 2001 acquisition of an undeveloped parcel of land in Chicago, Illinois. Pursuant to these agreements, the City of Chicago paid a portion of the 2001 purchase price on our behalf in the form of cash and the issuance of a note. The State of Illinois also provided a grant to us. Under these agreements, we are required to fulfill certain obligations relating to development of the property and retention of a certain number of employees. Our intention is no longer to develop the property, but rather to sell the property. We expect that these obligations will either transfer to a new owner or be repaid from the proceeds of a sale. The obligations total approximately $16.2 million, of which approximately $3.0 million bears interest, and are included in other current liabilities in the accompanying consolidated balance sheets.

Contractual Obligations

During the thirteen weeks ended March 28, 2010, there were no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2009, under the caption “Contractual Obligations”.

Outlook and Subsequent Events

We expect that our total 2010 capital expenditures will be approximately $80 million, which includes $24 million of capital invested in our acquisition of InnoWare Plastic Holding Company, Inc. on March 31, 2010. We expect that our total contributions to defined benefit plans in 2010 will be approximately $8 million, of which $1 million was contributed during the first quarter of 2010. Subsequent to March 28, 2010, we increased our outstanding borrowings under our asset-based revolving credit facility to fund our acquisition of InnoWare Plastic Holding Company, Inc. and support seasonal working capital requirements. We believe that cash on hand, cash generated by operations and amounts available under our credit facilities should be sufficient to meet our expected operating needs, planned capital expenditures, payments in conjunction with our lease commitments and debt service requirements for the remainder of 2010.

On May 6, 2010, our Board of Directors committed to a plan designed to further optimize our manufacturing footprint. Under the plan, we intend to close certain of our U.S. manufacturing facilities by the end of the second quarter of 2012. We expect to incur costs over the life of the plan in the range of $113 to $133 million. The total costs include severance payments of approximately $4 to $6 million, equipment relocation and related costs of approximately $17 to $20 million, a charge of approximately $4 to $6 million attributable to lease payments to be made in periods after the related closure, asset impairment charges of approximately $13 to $16 million, and accelerated depreciation of approximately $75 to $85 million for certain property, plant and equipment that will no longer be used after the facilities are closed. Of the total expected costs over the life of the plan, approximately $21 to $26 million will require incremental cash expenditures.

Net Operating Loss Carryforwards

As of March 28, 2010, we had approximately $291.4 million of U.S. federal tax net operating loss carryforwards that expire between 2024 and 2030. None of the carryforwards was subject to the provisions of Internal Revenue Code Section 382. We establish a valuation allowance for deferred tax assets, including our net operating loss carryforwards, when the amount of expected future taxable income is not likely to support the use of the deduction or credit. During the thirteen weeks ended March 28, 2010, our valuation allowance on all tax attributes increased by $5.2 million, to $119.3 million, all of which was related to activity from our U.S. operations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Critical Accounting Estimates

Our critical accounting estimates are described in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2010. There have been no changes to the critical accounting estimates since that filing.

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements. The words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “predict,” “potential,” “project,” “could,” “will,” “should,” “may,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All statements in this report other than statements of historical fact, including statements regarding our business strategy, future operations, financial position, prospects, plans and objectives, as well as information concerning industry trends and any expected action or inaction of third parties, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such statements reflect our current assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside our control and could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to:

•	the impact of the continuing global recession and restricted credit markets on our cash flow and debt service requirements;

•	the impact of our significant current and future debt level on the availability of cash flows for operations, our financial health and our ability to service debt;

•	the impact of covenant restrictions under our debt agreements on our ability to operate our business;

•	the impact of economic, financial, industry conditions and our continued realization of cost savings on our ability to drive capital growth to service our debt;

•	the impact of any downgrades in our corporate ratings on the credit terms offered to us by our vendors and the interest rates offered to us if we require additional capital or financing;

•	the availability of and increases in raw material pricing, energy and fuel;

•	the impact of competitive products and pricing and fluctuations in demand for our products;

•	effect of increased regulation of certain raw materials used in our products and changing federal, state, foreign and local environmental and occupational health and safety laws and regulations;

•	the impact of any significant deficiencies or material weaknesses in our internal controls over financial reporting;

•	the risks associated with conducting business in multiple foreign jurisdictions, including foreign currency exchange rate fluctuations;

•	our ability to improve existing products and develop new products;

•	a catastrophic loss of one of our key manufacturing facilities;

•	the potential conflicts of interest between our noteholders and the stockholders of Solo Cup Investment Corporation;

•	the loss of one or more of our principal customers;

•

the diversion of management attention from other business activities in connection with additional acquisitions or divestitures in the future, and the assumption of undisclosed liabilities in connection with completed and any future acquisitions;

•	our ability to enforce our intellectual property and other proprietary rights; and

•	the impact that financial market conditions have on our requirements to fund our pension plans.

For a more detailed description of some of these risks and uncertainties, see the “Risk Factors” included in Item 1A of our 2009 Annual Report on Form 10-K. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In the ordinary course of business, we are exposed to market risk-sensitive instruments that consist primarily of our variable interest rate debt. On July 2, 2009, we extinguished our first lien credit facility with the net proceeds from the issuance of $300.0 million of 10.5% senior secured notes and initial borrowings of $28.3 million under a new asset-based revolving credit facility.

Interest accrues on outstanding borrowings under the asset-based revolving credit facility at a rate of either LIBOR (as defined in the asset-based revolving credit facility) plus a margin of 4% per annum, or a specified base rate plus a margin of 3% per annum, at our option. These interest rate margins are subject to adjustment after July 2, 2010 based on borrowing base availability. As of March 28, 2010, the asset-based revolving credit facility had an outstanding balance of $57.3 million and carried an effective interest rate of 4.843%. As of March 28, 2010, $100.5 million was available under the asset-based revolving credit facility, after taking into account borrowing base limitations.

We also have a Canadian credit facility that includes revolving and term credit facilities. The Canadian revolving and term loan facilities bear interest at the Canadian prime rate plus 0.25% or the Canadian bankers’ acceptance rate plus 1.50%, at our option. As of March 28, 2010, outstanding borrowings under the term loan of CAD 0.1 million (approximately $0.1 million) carried an effective interest rate of 1.90%. As of March 28, 2010, CAD 10.5 million (approximately $10.2 million) was available under the revolving credit facility, after taking into account borrowing base limitations.

We enter into derivative instruments as part of our risk management strategy. As of March 28, 2010, we had three forward-starting receive-variable, pay-fixed interest rate swap agreements with a total notional amount of $150.0 million that we entered into in August 2007 to hedge a portion of our exposure to interest rate risk related to our variable interest rate borrowings under our first lien credit facility. The variable rate of interest received is the Eurodollar rate. The fixed rate of interest paid is 5.3765%. The swap agreements are effective from August 28, 2007 through February 28, 2011. Prior to the refinancing transactions, the interest rate swaps were designated and qualified as highly-effective cash flow hedges. As long as these interest rate swaps were designated as cash flow hedges, the mark-to-market changes on the swaps had been reported as a component of accumulated other comprehensive loss. As a result of the refinancing, the hedged forecasted payments of variable-rate interest on the first lien credit facility borrowings were no longer probable of occurring. Accordingly, we discontinued hedge accounting prospectively, and, as a result, the cumulative mark-to-market loss of $9.1 million associated with the swaps was reclassified from accumulated other comprehensive loss to interest expense in June 2009. In periods subsequent to June 2009 through the expiration of these interest rate swaps, we are exposed to future variations in the fair value of the swaps as three-month LIBOR fluctuates.

Based upon the information above, our annual pre-tax income would increase by approximately $0.9 million for each one-percentage point increase in the interest rates applicable to our variable rate debt and interest rate swap agreements. At the end of March 2010, three-month LIBOR was less than one percent; therefore, the maximum decrease in our annual pre-tax income based on a decrease in interest rates applicable to our variable rate debt and interest rate swap agreements to zero would be approximately $0.2 million. The level of our exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of debt outstanding under our credit facilities.

Item 4T.	Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting. During the thirteen weeks ended March 28, 2010, the Company implemented a new software system that affects its processes and controls over the settlement of deductions taken by and calculations of trade marketing incentives due to our foodservice customers by automating the claim review and approval process, facilitating the calculations that support the journal entries, and centralizing the claim documentation. This system implementation has resulted in a significant change to the Company’s internal controls. While management believes the changes have improved and strengthened its overall system of internal control, there are inherent risks associated with implementing software changes. Management believes that its controls in the affected areas, as modified, continue to be designed appropriately and operate effectively. There have been no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended March 28, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

We do not believe there have been any material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009 filed with the Securities and Exchange Commission on March 25, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Costs Associated With Exit or Disposal Activities.

On May 6, 2010, our Board of Directors committed to a plan designed to further optimize our manufacturing footprint. Under the plan, we intend to close certain of our U.S. manufacturing facilities by the end of the second quarter of 2012. We expect to incur costs over the life of the plan in the range of $113 to $133 million. The total costs include severance payments of approximately $4 to $6 million, equipment relocation and related costs of approximately $17 to $20 million, a charge of approximately $4 to $6 million attributable to lease payments to be made in periods after the related closure, asset impairment charges of approximately $13 to $16 million, and accelerated depreciation of approximately $75 to $85 million for certain property, plant and equipment that will no longer be used after the facilities are closed. Of the total expected costs over the life of the plan, approximately $21 to $26 million will require incremental cash expenditures.

Item 6.	Exhibits.

10.33	Stock purchase agreement dated March 31, 2010 among Solo Cup Operating Corporation, as buyer, and InnoWare, LLC, as seller

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLO CUP COMPANY

Date: May 11, 2010	By:	/s/ Robert D. Koney, Jr.
Robert D. Koney, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF SOLO CUP COMPANY

FOR THE THIRTEEN WEEKS ENDED MARCH 28, 2010

10.33	Stock purchase agreement dated March 31, 2010 among Solo Cup Operating Corporation, as buyer, and InnoWare, LLC, as seller

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002