Form 10-Q
period 2010-06-27
Solo Cup CO
filed 2010-08-09
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2010

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

The number of shares outstanding of the Registrant’s common stock as of August 9, 2010:

Common Stock, $0.01 par value – 100 shares

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 27, 2010	December 27, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,016	$30,006
Accounts receivable – trade, less allowance for doubtful accounts of $1,652 and $1,114	129,322	117,203
Accounts receivable – other	5,201	7,662
Inventories	308,735	232,582
Deferred income taxes	18,409	19,131
Prepaid expenses	7,259	6,193
Assets held for sale	—	2,825
Restricted cash	6,140	—
Other current assets	18,113	20,799

Total current assets	515,195	436,401
Property, plant and equipment, less accumulated depreciation and amortization of $597,643 and $527,050	495,672	508,964
Restricted cash	—	10,410
Intangible assets, net	1,035	—
Other assets	28,478	31,643

Total assets	$1,040,380	$987,418

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities:
Accounts payable	$85,689	$81,990
Accrued payroll and related costs	26,336	25,785
Accrued customer allowances	26,286	29,810
Current maturities of long-term debt	513	779
Accrued interest	20,445	19,499
Other current liabilities	40,693	27,608

Total current liabilities	199,962	185,471
Long-term debt, net of current maturities	739,207	635,310
Deferred income taxes	21,665	22,672
Pensions and other postretirement benefits	34,452	36,011
Deferred gain on sale-leaseback	42,060	43,540
Other liabilities	40,788	46,201

Total liabilities	1,078,134	969,205
Shareholder’s (deficit) equity:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	254,895	254,995
Accumulated deficit	(283,152)	(226,903)
Accumulated other comprehensive loss	(9,497)	(9,879)

Total shareholder’s (deficit) equity	(37,754)	18,213

Total liabilities and shareholder’s (deficit) equity	$1,040,380	$987,418

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net sales	$419,179	$395,822	$764,052	$745,458
Cost of goods sold	386,584	331,428	693,173	643,769

Gross profit	32,595	64,394	70,879	101,689
Selling, general and administrative expenses	40,766	38,359	75,589	74,086
Loss on asset disposals	1,034	171	1,997	2,423
Asset impairment	13,218	—	13,218	—

Operating (loss) income	(22,423)	25,864	(19,925)	25,180
Interest expense, net of interest income of $79, $104, $113 and $259	17,335	13,323	34,435	27,901
Reclassification of unrealized loss on cash flow hedges to interest expense	—	9,108	—	9,108
Foreign currency exchange (gain) loss, net	(26)	(3,363)	1,350	(2,469)
Gain from bargain purchase	(1,703)	—	(1,703)	—

(Loss) income before income taxes	(38,029)	6,796	(54,007)	(9,360)
Income tax provision (benefit)	1,692	(151)	2,242	(6,113)

Net (loss) income	$(39,721)	$6,947	$(56,249)	$(3,247)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S (DEFICIT) EQUITY

(Unaudited, in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholder’s (deficit) equity

	Shares	Amount
Balance at December 27, 2009	100	$—	$254,995	$(226,903)	$(9,879)	$18,213
Net loss	—	—	—	(56,249)	—	(56,249)
Foreign currency translation adjustment	—	—	—	—	(183)	(183)
Pension liability adjustments, net of tax of $361	—	—	—	—	565	565
Return of capital to parent	—	—	(100)	—	—	(100)

Balance at June 27, 2010	100	$—	$254,895	$(283,152)	$(9,497)	$(37,754)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Twenty-six weeks ended
	June 27, 2010	June 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,249)	$(3,247)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	46,670	34,469
Deferred financing fee amortization	3,442	2,848
Loss on asset disposals	1,997	2,423
Gain from bargain purchase	(1,703)	—
Reclassification of unrealized loss on cash flow hedges to interest expense	—	9,108
Asset impairment	13,218	—
Deferred income taxes	(143)	(3,575)
Foreign currency exchange loss (gain) net	1,350	(2,469)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	(8,367)	(779)
Inventories	(70,397)	48,035
Prepaid expenses and other current assets	(1,610)	(4,990)
Other assets	783	(772)
Accounts payable	8,851	7,071
Accrued expenses and other current liabilities	4,456	(5,590)
Other liabilities	(351)	1,375
Other, net	1,339	1,295

Net cash (used in) provided by operating activities	(56,714)	85,202

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	114	88
Purchases of property, plant and equipment	(31,357)	(29,319)
Business acquisition, net of cash acquired	(23,661)	—
Decrease in restricted cash	4,270	—
Decrease in cash in escrow	—	50

Net cash used in investing activities	(50,634)	(29,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	100,200	19,000
Repayments of term notes	(410)	(105,589)
Repayments of other debt	(164)	(209)
Return of capital to parent	(100)	—
Debt issuance costs	(530)	—

Net cash provided by (used in) financing activities	98,996	(86,798)

Effect of exchange rate changes on cash	362	125

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,990)	(30,652)
CASH AND CASH EQUIVALENTS, beginning of period	30,006	57,504

CASH AND CASH EQUIVALENTS, end of period	$22,016	$26,852

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of capitalized interest	$33,546	$25,250

Income (tax refunds) taxes paid, net	$(884)	$503

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Organization. Solo Cup Company, a Delaware corporation (“Solo Delaware”), is a holding company, the material asset of which is 100% of the capital stock of SF Holdings Group, Inc. SF Holdings owns 100% of the capital stock of Solo Cup Operating Corporation, the primary domestic operating subsidiary and direct parent of various domestic and foreign operating subsidiaries. In these financial statements, the terms “we,” “us” and “our” refer to Solo Delaware and its direct and indirect subsidiaries.

Solo Delaware is a wholly owned subsidiary of Solo Cup Investment Corporation, a Delaware corporation. SCC Holding Company LLC owns 67.26%, Vestar Capital Partners IV, L.P. and certain of its affiliates own 32.71% and management of Solo Delaware owns the remaining 0.03% of Solo Cup Investment Corporation.

Principles of consolidation. These interim condensed consolidated financial statements include the accounts of Solo Delaware and its subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation. The information included in these interim condensed consolidated financial statements is unaudited but, in our opinion, includes all adjustments (consisting only of normal recurring adjustments and accruals unless otherwise indicated) that we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Results for the interim periods are not necessarily indicative of results expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 27, 2009, included in our 2009 Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 25, 2010.

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

(2) RECENTLY ADOPTED ACCOUNTING STANDARDS

On December 28, 2009, the first day of our 2010 fiscal year, we adopted new accounting guidance that is included in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Historically, we were required to disclose only the amounts of transfers into or out of Level 3 in the fair value hierarchy (Note 9). This new guidance requires us also to disclose the amount of significant transfers into or out of Level 1 and Level 2 in the fair value hierarchy (Note 9) and the reasons for these transfers. In addition, the guidance clarifies certain existing disclosure requirements. The adoption of these changes had no impact on our consolidated financial statements or disclosures for the twenty-six weeks ended June 27, 2010.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) BUSINESS COMBINATION

On March 31, 2010, we acquired all of the outstanding capital stock of InnoWare Plastic Holding Company, Inc., a manufacturer and marketer of a comprehensive line of plastic take-out containers, to further broaden our product offering. Acquisition consideration was $24 million in cash. We operate a manufacturing facility and warehouse for the acquired product line in Thomaston, Georgia and expect to maintain an administrative office in Alpharetta, Georgia through the anticipated completion of selling, general and administrative consolidation activities. The acquired product line of plastic take-out containers is marketed under our Creative Carryouts® brand. The following table summarizes the preliminary allocation of consideration paid to the fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Purchase price	$24,000
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	339
Accounts receivable	2,507
Inventory	6,600
Other current assets	929
Property, plant, and equipment	21,730
Identifiable intangible assets	1,110
Other assets	88
Current liabilities	(3,905)
Capital lease obligation	(3,589)
Other liabilities	(106)

Total identifiable net assets	25,703

Bargain purchase gain recognized	$(1,703)

In accordance with the accounting guidance related to business combinations, any excess of fair value of acquired net assets over the acquisition consideration results in a bargain purchase and any resulting gain on bargain purchase must be recognized in earnings on the acquisition date. As a result, no goodwill resulted from the transaction and we recognized a gain on bargain purchase of approximately $1.7 million during the thirteen weeks ended June 27, 2010. The gain on bargain purchase is disclosed as a separate item in our Consolidated Statements of Operations for the thirteen and twenty-six weeks ended June 27, 2010.

Operating results for the product line are included in our Consolidated Statements of Operations from the date of acquisition, March 31, 2010. Pro forma results are not presented, as the acquisition is not material to our consolidated results.

Amortizable intangible assets established as part of fair value accounting for the acquisition consisted of a brand name, a trade name, a patent and customer relationships. The intangible assets have a weighted-average useful life of approximately five years. The table below summarizes the intangible assets by major category (in thousands):

	June 27, 2010
	Gross Carrying Amount	Accumulated Amortization
Brand name, trade name and patent	$920	$65
Customer relationships	190	10

Total identifiable intangible assets	$1,110	$75

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) PLANT CLOSURES

On May 6, 2010, our Board of Directors committed to a plan designed to further optimize our manufacturing footprint. Under the plan, we intend to close our manufacturing facilities in Owings Mills, Maryland; North Andover, Massachusetts; and Springfield, Missouri by the end of the second quarter of 2012. We expect to incur costs over the life of the plan in the range of $113 to $133 million, of which approximately $21 to $26 million (identified in the table below as severance and equipment relocation and related costs) will require future cash expenditures, the majority of which are expected to be made in our 2011 and 2012 fiscal years.

The total expected costs include severance payments, equipment relocation and related costs, a charge attributable to lease payments for our North Andover facility to be made in periods after we exit the facility, asset impairment charges, and accelerated depreciation for certain property, plant and equipment that will no longer be used after the facilities are closed. The following table summarizes the estimated costs that we expect to incur over the life of the plan as well as the amounts incurred during the thirteen weeks ended June 27, 2010 (in millions):

	Estimated range		Incurred to date
Severance	$4	$6	$6
Equipment relocation and related costs	17	20	—
Accrual of remaining lease payments	4	6	—
Asset impairment	16	19	13
Accelerated depreciation	72	82	11

Total expected costs	$113	$133	$30

In our Consolidated Statement of Operations for the thirteen weeks ended June 27, 2010, severance costs and accelerated depreciation are included in cost of goods sold. No amounts have been paid to date.

(5) ASSETS HELD FOR SALE

Assets held for sale as of December 27, 2009 included a vacant manufacturing facility in Belen, New Mexico that we intended to sell within twelve months of that date and that met the “held for sale” classification criteria set forth in FASB ASC Topic 360, Property, Plant, and Equipment. As of June 27, 2010, the property no longer met the criteria to be classified as held for sale in accordance with Topic 360 because we no longer believed it was probable that we would sell the property within twelve months of that date; therefore, we reclassified the land and building to property, plant and equipment on our Consolidated Balance Sheet as of June 27, 2010 and adjusted the carrying value to reflect the depreciation expense that would have been recognized had the asset been continuously classified as held and used.

(6) INVENTORIES

The components of inventories were as follows (in thousands):

	June 27, 2010	December 27, 2009
Finished goods	$221,474	$164,628
Work in process	12,823	12,218
Raw materials and supplies	74,438	55,736

Total inventories	$308,735	$232,582

(7) INCOME TAXES

During the first quarter of fiscal year 2009, we recorded an adjustment to correct an error in our previously reported deferred tax liabilities. The adjustment increased our income tax benefit for that quarter and decreased our deferred tax liabilities (noncurrent) by $5.1 million. We determined that this adjustment was immaterial to our then-current and prior period financial statements. If the adjustment had been recorded to the corresponding prior period financial statements, it would have increased (decreased) income tax provision by approximately $0.7 million, $2.4 million and $(8.0) million in fiscal years 2008, 2007 and 2006, respectively, and increased other comprehensive income by $0.2 million in 2008.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) DEBT

Long-term debt as of June 27, 2010 and December 27, 2009, including amounts payable within one year, was as follows (in thousands):

	June 27, 2010	December 27, 2009
Long-term debt:
10.5% Senior Secured Notes due 2013	$300,000	$300,000
Unamortized discount	(5,102)	(5,703)

10.5% Senior Secured Notes due 2013, net	294,898	294,297
8.5% Senior Subordinated Notes due 2014	325,000	325,000
Asset-based Revolving Credit Facility	115,200	15,000
Canadian Credit Facility – Term Loan	—	404
Capital lease obligations	4,622	1,388

Total long-term debt	739,720	636,089
Less: Current maturities of long-term debt	513	779

Long-term debt, net of current maturities	$739,207	$635,310

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, derivative financial instruments and debt, including obligations under capital leases. The carrying values of financial instruments other than derivative financial instruments and fixed-rate debt approximated their fair values as of June 27, 2010 and December 27, 2009 due to their short-term maturities or market rates of interest. Derivative financial instruments were recorded at fair value (Note 10). As of June 27, 2010 and December 27, 2009, the fair value of our floating-rate debt, consisting of our asset-based revolving credit facility and the term loan under our Canadian credit facility, approximated carrying value due to our ability to borrow at comparable terms in the open market.

Our 8.5% Senior Subordinated Notes due 2014 (Note 8) had a carrying value of $325.0 million and an estimated fair value of $299.0 million and $320.9 million as of June 27, 2010 and December 27, 2009, respectively. The fair value of the senior subordinated notes was determined based on the last trade price of the debt on June 25, 2010 and December 24, 2009, the last business day of each respective fiscal period. These estimated fair values were determined using Level 1 inputs in the fair value hierarchy, as defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures.

Our 10.5% Senior Secured Notes due 2013, issued on July 2, 2009 (Note 8), had a carrying value of $294.9 million and an estimated fair value of $315.0 million as of June 27, 2010, and a carrying value of $294.3 million and an estimated fair value of $318.0 million as of December 27, 2009. The fair value of the senior secured notes as of June 27, 2010 was determined based on the last trade price of the debt on June 25, 2010, the last business day of the fiscal period. The fair value of the senior secured notes as of December 27, 2009 was determined based on the average of the bid price (low) and ask price (high) for the debt as of December 24, 2009, the last business day of the fiscal year. The estimated fair values were determined using Level 1 inputs in the fair value hierarchy, as defined in FASB ASC Topic 820.

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

•	Level 3 fair values are valuations based on inputs that are supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our interest rate swap agreements (Note 10) are measured at fair value on a recurring basis using Level 2 inputs in the fair value hierarchy. We use an income approach to value the outstanding interest rate swaps. The income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts incorporating observable market inputs as of the reporting date such as prevailing interest rates. Both the counterparty’s credit risk and our credit risk are considered in the fair value determination.

(10) DERIVATIVE INSTRUMENTS

As of June 27, 2010, we had three outstanding receive-variable (three-month LIBOR), pay-fixed interest rate swap agreements with an aggregate notional amount of $150 million that were originally entered into to hedge a portion of our exposure to interest rate risk related to term loan borrowings under our former variable-rate first lien facility. The effective date of the interest rate swaps was August 28, 2007 and the fixed rate paid is 5.3765%. The interest rate swaps were initially designated and qualified as highly-effective cash flow hedges. As of June 28, 2009, these swaps no longer qualified for hedge accounting because we extinguished our first lien credit facility as part of the July 2009 refinancing transactions.

As a result of the refinancing transactions, the counterparty to the interest rate swaps required us to post a specified amount of collateral against the current market value of the swaps. Our obligation to post collateral will continue through the expiration date of the swaps in February 2011. The amount of collateral that must remain on account with the counterparty fluctuates based on future changes in the estimated fair value of the swaps, including as a result of changes in interest rates. The amount of collateral as of June 27, 2010 and December 27, 2009 of $6.1 million and $10.4 million, respectively, is included in restricted cash on our Consolidated Balance Sheets and classified as current as of June 27, 2010 and noncurrent as of December 27, 2009.

When the interest rate swaps were designated as cash flow hedges, we reported the mark-to-market changes on the swaps as a component of accumulated other comprehensive income (loss) in accordance with FASB ASC Topic 815, Derivatives. As a result of the refinancing transactions, the hedged forecasted payments of variable-rate interest on borrowings under the first lien credit facility were no longer probable of occurring. Accordingly, we discontinued hedge accounting prospectively, and, as a result, the cumulative mark-to-market loss of $9.1 million associated with these swaps was reclassified from accumulated other comprehensive loss to interest expense in June 2009. Since the third fiscal quarter of 2009, the mark-to-market loss of these interest rate swaps has been recognized as interest expense.

We report our interest rate swap agreements at fair value on our Consolidated Balance Sheets as current or non-current liabilities based on their expiration date of February 28, 2011. As of June 27, 2010, their fair value of $4.8 million was included in other current liabilities. As of December 27, 2009, their fair value of $8.3 million was included in other liabilities.

As of June 27, 2010 and December 27, 2009, we had no outstanding derivatives designated as part of a cash flow or fair value hedging relationship and no hedges of the foreign currency exposure of a net investment in a foreign operation.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in thousands):

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Pension Benefits
Service cost	$350	$236	$693	$455
Interest cost	1,745	1,793	3,503	3,509
Expected return on plan assets	(1,755)	(1,493)	(3,528)	(2,909)
Amortization of prior service cost	560	557	1,130	1,097
Amortization of net loss	50	51	102	102

Net periodic benefit cost	$950	$1,144	$1,900	$2,254

Other Postretirement Benefits
Service cost	$14	$9	$28	$17
Interest cost	94	193	187	385
Amortization of prior service cost (credit)	13	(108)	26	(217)
Amortization of net (gain) loss	(109)	85	(217)	172

Net periodic benefit cost	$12	$179	$24	$357

During the twenty-six weeks ended June 27, 2010, we made approximately $2 million of contributions to our pension and other postretirement benefit plans. We presently anticipate contributing an additional $6 million to fund our pension and other postretirement benefit plans in 2010 for a total of approximately $8 million.

On January 1, 2009, at our discretion, we temporarily eliminated employer-match contributions for our 401(k) defined contribution plan, which covers substantially all of our U.S. employees. We reinstated these contributions beginning in January 2010.

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following (in thousands):

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net (loss) income	$(39,721)	$6,947	$(56,249)	$(3,247)
Foreign currency translation adjustment	(529)	8,721	(183)	6,561
Pension liability adjustments, net of tax of $137, $63, $361 and $63	263	514	565	1,083
Unrealized investment gain, net of tax of $0	—	6	—	3
Recognition of realized gain on cash flow hedge, net of tax of $0, $44, $0 and $82	—	(31)	—	(58)
Unrealized loss on cash flow hedge, net of tax of $0	—	(1,036)	—	(1,514)
Reclassification of realized loss on cash flow hedge to interest expense, net of tax of $0	—	1,665	—	3,512
Reclassification of unrealized loss on cash flow hedge to interest expense, upon termination of hedge accounting	—	9,108	—	9,108

Comprehensive (loss) income	$(39,987)	$25,894	$(55,867)	$15,448

Accumulated other comprehensive loss consisted of the following (in thousands):

	June 27, 2010	December 27, 2009
Foreign currency translation adjustments	$11,057	$11,240
Pension liability adjustments, net of tax benefit of $4,459 and $4,820	(20,554)	(21,119)

Accumulated other comprehensive loss	$(9,497)	$(9,879)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) RELATED PARTY TRANSACTIONS

Advisory fees. In 2004, Solo Delaware and Solo Cup Investment Corporation entered into a management agreement with SCC Holding providing for, among other things, the payment by Solo Cup Investment Corporation of an annual advisory fee of $2.5 million to SCC Holding. On June 30, 2009, during our third fiscal quarter of 2009, Solo Delaware and Solo Cup Investment Corporation amended the management agreement to provide that the annual advisory fee would be $0.8 million, beginning with the 2009 fee. As a result of this amendment, we reversed $0.2 million of advisory fees for the thirteen weeks ended June 28, 2009. Accordingly, advisory fees incurred for the twenty-six weeks ended June 28, 2009 were $0.4 million. During the thirteen and twenty-six weeks ended June 27, 2010, we incurred $0.2 million and $0.4 million of advisory fees, respectively.

In 2004, Solo Delaware and Solo Cup Investment Corporation also entered into a management agreement with Vestar pursuant to which Solo Cup Investment Corporation agreed to pay Vestar an annual advisory fee of $0.8 million, plus reimbursement of its expenses. Pursuant to the Vestar Agreement, we recorded $0.2 million of advisory fees during each of the thirteen-weeks ended June 27, 2010 and June 28, 2009, and $0.4 million during each of the twenty-six weeks ended June 27, 2010 and June 28, 2009. As of June 27, 2010 and December 27, 2009, approximately $105 thousand and $40 thousand, respectively, were included in other current liabilities for out-of-pocket expenses.

Return of capital. In the first quarter of 2010, $0.1 million of contributed capital was returned to Solo Cup Investment Corporation as a dividend reflecting the cancellation of 100 shares of Solo Cup Investment Corporation’s convertible participating preferred stock upon the departure of one of our employees.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) SEGMENTS

We manage and evaluate our operations in two reportable segments: North America and Europe. Both of these segments manufacture and supply a broad portfolio of single-use products that are used to serve food and beverages and are available in plastic, paper, foam, post-consumer recycled content and annually renewable materials. We manage our operating segments separately based on the products and requirements of the different markets. North America includes all of our entities established in the United States, Canada, Mexico and Puerto Rico, and our corporate function. Europe includes all U.K. entities. Other includes Australia and Panama. We dissolved our sole Australian entity in May 2009.

The accounting policies of the operating segments are the same as those described in Note 2 to the consolidated financial statements in our 2009 Annual Report on Form 10-K. Segment operating results are measured based on operating income (loss). We account for intersegment net sales on an arm’s-length pricing basis.

(in thousands)	North America	Europe	Other	Total Segments	Eliminations	Total
For the thirteen weeks ended June 27, 2010
Revenues from external customers	$387,113	$28,892	$3,174	$419,179	$—	$419,179
Intersegment net sales	7,549	—	—	7,549	(7,549)	—
Operating (loss) income	(22,984)	177	210	(22,597)	174	(22,423)

For the twenty-six weeks ended June 27, 2010
Revenues from external customers	$703,845	$53,990	$6,217	$764,052	$—	$764,052
Intersegment net sales	11,219	—	—	11,219	(11,219)	—
Operating (loss) income	(19,475)	(1,228)	535	(20,168)	243	(19,925)

For the thirteen weeks ended June 28, 2009
Revenues from external customers	$364,947	$27,801	$3,074	$395,822	$—	$395,822
Intersegment net sales	6,489	—	—	6,489	(6,489)	—
Operating income (loss)	26,211	(611)	322	25,922	(58)	25,864
For the twenty-six weeks ended June 28, 2009
Revenues from external customers	$689,409	$49,359	$6,690	$745,458	$—	$745,458
Intersegment net sales	11,404	—	—	11,404	(11,404)	—
Operating income (loss)	26,560	(2,159)	801	25,202	(22)	25,180

	For the thirteen weeks ended		For the twenty-six weeks ended
(in thousands)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Operating income (loss):
Total segment and other operating (loss) income	$(22,597)	$25,922	$(20,168)	$25,202
Elimination of intersegment operating income (loss)	174	(58)	243	(22)
Interest expense	(17,414)	(13,427)	(34,548)	(28,160)
Interest income	79	104	113	259
Reclassification of unrealized loss on cash flow hedges to interest expense	—	(9,108)	—	(9,108)
Foreign currency exchange gain (loss), net	26	3,363	(1,350)	2,469
Gain from bargain purchase	1,703	—	1,703	—

(Loss) income before income taxes	$(38,029)	$6,796	$(54,007)	$(9,360)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) GUARANTOR NOTE

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

In February 2004, Solo Delaware acquired SF Holdings and its subsidiaries, including Sweetheart Cup Company. Solo Delaware partially funded the acquisition through the issuance of $325 million of 8.5% Senior Subordinated Notes due 2014. The senior subordinated notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our subsidiaries. The consolidated guarantors of the senior subordinated notes are the same as the senior secured notes, except for SCOC, which is a guarantor of the senior subordinated notes, but a co-issuer of the senior secured notes.

The following statement of operations for the thirteen weeks and twenty-six weeks ended June 28, 2009 and statement of cash flows for the twenty-six weeks ended June 28, 2009 present the issuers, guarantors and non-guarantors of the senior subordinated notes and the senior secured notes in accordance with Rule 3-10 of Regulation S-X under the Securities Exchange Act of 1934. We have revised the statement of operations for the thirteen weeks and twenty-six weeks ended June 28, 2009 from amounts previously presented to properly reflect investments in subsidiaries under the equity method. In presenting this financial information, we have applied the equity method of accounting to (1) Solo Delaware’s investment in SF Holdings, (2) SF Holdings’ investment in SCOC, and (3) SCOC’s investment in the Other Guarantors and Non-Guarantor subsidiaries. All such subsidiaries meet the requirements to be consolidated under U.S. generally accepted accounting principles. All intercompany balances and transactions have been eliminated.

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Balance Sheet June 27, 2010 (In thousands)
	Solo Delaware (1)	SF Holdings (2) (Guarantor)	SCOC (3)	Other Guarantors (4)	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$320	$2,776	$18,920	$—	$22,016
Accounts receivable – trade	—	—	94,040	17,714	17,568	—	129,322
Accounts receivable – other	2,390	—	32,360	2,182	623	(32,354)	5,201
Inventories	—	—	265,641	18,296	26,953	(2,155)	308,735
Deferred income taxes	—	—	17,924	—	485	—	18,409
Restricted cash	6,140	—	—	—	—	—	6,140
Prepaid expenses and other current assets	—	—	20,769	2,307	2,296	—	25,372

Total current assets	8,530	—	431,054	43,275	66,845	(34,509)	515,195
Property, plant and equipment, net	—	—	450,758	13,435	31,479	—	495,672
Intangible assets, net	—	—	1,035	—	—	—	1,035
Intercompany receivables – non-current	166,297	—	6,087	—	—	(172,384)	—
Intercompany debt – non-current	424,685	—	36,774	—	—	(461,459)	—
Investments in subsidiaries	(10,248)	297,905	58,654	—	—	(346,311)	—
Other assets	13,767	—	11,012	1,609	2,090	—	28,478

Total assets	$603,031	$297,905	$995,374	$58,319	$100,414	$(1,014,663)	$1,040,380

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities:
Accounts payable	$—	$—	$68,171	$11,683	$5,835	$—	$85,689
Intercompany payable	—	—	4,572	25,138	2,644	(32,354)	—
Accrued expenses and other current liabilities	20,887	—	85,010	1,658	6,205	—	113,760
Current maturities of long-term debt	—	—	160	353	—	—	513

Total current liabilities	20,887	—	157,913	38,832	14,684	(32,354)	199,962
Long-term debt, net of current maturities	619,898	—	118,591	718	—	—	739,207
Long-term debt, net of current maturities – intercompany	—	135,769	288,918	36,772	—	(461,459)	—
Deferred income taxes	—	—	19,400	—	2,265	—	21,665
Long-term payable – intercompany	—	172,384	—	—	—	(172,384)	—
Other long-term liabilities	—	—	112,647	1,765	2,888	—	117,300

Total liabilities	640,785	308,153	697,469	78,087	19,837	(666,197)	1,078,134

Total shareholder’s (deficit) equity	(37,754)	(10,248)	297,905	(19,768)	80,577	(348,466)	(37,754)

Total liabilities and shareholder’s (deficit) equity	$603,031	$297,905	$995,374	$58,319	$100,414	$(1,014,663)	$1,040,380

(1)	Issuer of 8.5% Senior Subordinated Notes; co-issuer of 10.5% Senior Secured Notes
(2)	Guarantor of 8.5% Senior Subordinated Notes and 10.5% Senior Secured Notes
(3)	Guarantor of 8.5% Senior Subordinated Notes; co-issuer of 10.5% Senior Secured Notes
(4)	Guarantors of 8.5% Senior Subordinated Notes and 10.5% Senior Secured Notes

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Balance Sheet December 27, 2009 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$5	$4,517	$25,484	$—	$30,006
Accounts receivable – trade	—	—	83,808	16,912	16,483	—	117,203
Accounts receivable – other	2,163	—	42,699	2,182	23	(39,405)	7,662
Inventories	—	—	192,131	18,781	23,895	(2,225)	232,582
Deferred income taxes	—	—	18,696	—	435	—	19,131
Prepaid expenses and other current assets	—	—	24,776	2,533	2,508	—	29,817

Total current assets	2,163	—	362,115	44,925	68,828	(41,630)	436,401
Property, plant and equipment, net	—	—	460,800	15,799	32,365	—	508,964
Intercompany receivables – non-current	155,108	—	6,088	—	—	(161,196)	—
Intercompany debt – non-current	439,708	—	39,175	—	—	(478,883)	—
Investments in subsidiaries	39,372	336,337	53,609	—	—	(429,318)	—
Restricted cash	10,410	—	—	—	—	—	10,410
Other assets	15,441	—	13,387	782	2,033	—	31,643

Total assets	$662,202	$336,337	$935,174	$61,506	$103,226	$(1,111,027)	$987,418

Liabilities and Shareholder’s Equity (Deficit)
Current liabilities:
Accounts payable	$301	$—	$64,294	$11,320	$6,075	$—	$81,990
Intercompany payable	—	—	4,343	24,348	10,714	(39,405)	—
Accrued expenses and other current liabilities	16,105	—	78,847	1,570	6,180	—	102,702
Current maturities of long-term debt	—	—	—	374	405	—	779

Total current liabilities	16,406	—	147,484	37,612	23,374	(39,405)	185,471
Long-term debt, net of current maturities	619,297	—	15,000	1,013	—	—	635,310
Long-term debt, net of current maturities – intercompany	—	135,769	303,941	39,173	—	(478,883)	—
Deferred income taxes	—	—	20,384	—	2,288	—	22,672
Long-term payable – intercompany	—	161,196	—	—	—	(161,196)	—
Other long-term liabilities	8,286	—	112,028	2,317	3,121	—	125,752

Total liabilities	643,989	296,965	598,837	80,115	28,783	(679,484)	969,205

Total shareholder’s equity (deficit)	18,213	39,372	336,337	(18,609)	74,443	(431,543)	18,213

Total liabilities and shareholder’s equity (deficit)	$662,202	$336,337	$935,174	$61,506	$103,226	$(1,111,027)	$987,418

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) GUARANTOR NOTE (CONTINUED)

	Consolidated Statement of Operations For the thirteen weeks ended June 27, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$359,817	$28,922	$51,120	$(20,680)	$419,179
Cost of goods sold	—	—	336,549	26,964	43,661	(20,590)	386,584

Gross profit	—	—	23,268	1,958	7,459	(90)	32,595
Selling, general and administrative expenses	—	—	36,161	1,844	2,805	(44)	40,766
Loss (gain) on asset disposals	—	—	1,100	(65)	(1)	—	1,034
Asset impairment	—	—	13,218	—	—	—	13,218

Operating (loss) income	—	—	(27,211)	179	4,655	(46)	(22,423)
Interest expense, net	2,761	5,660	8,785	121	8	—	17,335
Foreign currency exchange loss (gain), net	—	—	198	117	(341)	—	(26)
Gain from bargain purchase	—	—	(1,703)	—	—	—	(1,703)
Equity in loss (earnings) of subsidiaries	36,960	31,300	(3,485)	—	—	(64,775)	—

(Loss) income before income taxes	(39,721)	(36,960)	(31,006)	(59)	4,988	64,729	(38,029)
Income tax (benefit) provision	—	—	294	(33)	1,431	—	1,692

Net (loss) income	$(39,721)	$(36,960)	$(31,300)	$(26)	$3,557	$64,729	$(39,721)

	Consolidated Statement of Operations For the thirteen weeks ended June 28, 2009 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$341,240	$27,828	$45,638	$(18,884)	$395,822
Cost of goods sold	—	—	282,015	26,636	41,590	(18,813)	331,428

Gross profit	—	—	59,225	1,192	4,048	(71)	64,394
Selling, general and administrative expenses	—	—	34,202	1,792	2,392	(27)	38,359
Loss on asset disposals	—	—	159	9	3	—	171

Operating income (loss)	—	—	24,864	(609)	1,653	(44)	25,864
Interest (income) expense, net	(81)	5,155	7,875	363	11	—	13,323
Reclassification of unrealized loss on cash flow hedges to interest expense	9,108	—	—	—	—	—	9,108
Foreign currency exchange gain, net	—	—	(438)	(2,464)	(461)	—	(3,363)
Equity in earnings of subsidiaries	(16,019)	(21,174)	(3,011)	—	—	40,204	—

Income before income taxes	6,992	16,019	20,438	1,492	2,103	(40,248)	6,796
Income tax provision (benefit)	45	—	(736)	419	121	—	(151)

Net income	$6,947	$16,019	$21,174	$1,073	$1,982	$(40,248)	$6,947

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) GUARANTOR NOTE (CONTINUED)

	Consolidated Statement of Operations For the twenty-six weeks ended June 27, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$661,386	$54,047	$94,908	$(46,289)	$764,052
Cost of goods sold	—	—	604,980	51,577	82,803	(46,187)	693,173

Gross profit	—	—	56,406	2,470	12,105	(102)	70,879
Selling, general and administrative expenses	—	—	66,522	3,718	5,419	(70)	75,589
Loss (gain) on asset disposals	—	—	2,021	(23)	(1)	—	1,997
Asset impairment	—	—	13,218	—	—	—	13,218

Operating (loss) income	—	—	(25,355)	(1,225)	6,687	(32)	(19,925)
Interest expense, net	6,245	11,189	16,732	252	17	—	34,435
Foreign currency exchange loss (gain), net	—	—	767	1,280	(697)	—	1,350
Gain from bargain purchase	—	—	(1,703)	—	—	—	(1,703)
Equity in loss (earnings) of subsidiaries	50,004	38,815	(2,554)	—	—	(86,265)	—

(Loss) income before income taxes	(56,249)	(50,004)	(38,597)	(2,757)	7,367	86,233	(54,007)
Income tax provision (benefit)	—	—	218	(66)	2,090	—	2,242

Net (loss) income	$(56,249)	$(50,004)	$(38,815)	$(2,691)	$5,277	$86,233	$(56,249)

	Consolidated Statement of Operations For the twenty-six weeks ended June 28, 2009 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$655,658	$49,410	$82,754	$(42,364)	$745,458
Cost of goods sold	—	—	561,630	47,700	76,727	(42,288)	643,769

Gross profit	—	—	94,028	1,710	6,027	(76)	101,689
Selling, general and administrative expenses	—	—	65,707	3,862	4,568	(51)	74,086
Loss on asset disposals	—	—	1,961	9	453	—	2,423

Operating income (loss)	—	—	26,360	(2,161)	1,006	(25)	25,180
Interest expense, net	508	10,192	16,521	677	3	—	27,901
Reclassification of unrealized loss on cash flow hedges to interest expense	9,108	—	—	—	—	—	9,108
Foreign currency exchange gain, net	—	—	(373)	(1,808)	(288)	—	(2,469)
Equity in earnings of subsidiaries	(6,451)	(16,643)	(567)	—	—	23,661	—

(Loss) income before income taxes	(3,165)	6,451	10,779	(1,030)	1,291	(23,686)	(9,360)
Income tax provision (benefit)	82	—	(5,864)	(288)	(43)	—	(6,113)

Net (loss) income	$(3,247)	$6,451	$16,643	$(742)	$1,334	$(23,686)	$(3,247)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Statement of Cash Flows For the twenty-six weeks ended June 27, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(18,821)	$—	$(30,308)	$(1,050)	$(6,535)	$—	$(56,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	—	—	54	84	—	(24)	114
Purchases of property, plant and equipment	—	—	(30,751)	(366)	(264)	24	(31,357)
Business acquisition, net of cash acquired	—	—	(23,661)	—	—	—	(23,661)
Decrease in restricted cash	4,270	—	—	—	—	—	4,270

Net cash provided by (used in) investing activities	4,270	—	(54,358)	(282)	(264)	—	(50,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	—	—	100,200	—	—	—	100,200
Repayments of term notes	—	—	—	—	(410)	—	(410)
Repayments of other debt	—	—	(38)	(126)	—	—	(164)
Return of capital to parent	(100)	—	—	—	—	—	(100)
Collection on (repayment of) intercompany debt	15,024	—	(15,024)	—	—	—	—
Debt issuance costs	(373)	—	(157)	—	—	—	(530)

Net cash provided by (used in) financing activities	14,551	—	84,981	(126)	(410)	—	98,996

Effect of exchange rate changes on cash	—	—	—	(283)	645	—	362

Net increase (decrease) in cash and cash equivalents	—	—	315	(1,741)	(6,564)	—	(7,990)
Cash and cash equivalents, beginning of period	—	—	5	4,517	25,484	—	30,006

Cash and cash equivalents, end of period	$—	$—	$320	$2,776	$18,920	$—	$22,016

							(Continued )

	Condensed Consolidated Statement of Cash Flows For the twenty-six weeks ended June 28, 2009 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(8,259)	$—	$84,744	$5,786	$2,931	$—	$85,202

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	—	—	498	1	—	(411)	88
Purchases of property, plant and equipment	—	—	(28,345)	(1,127)	(258)	411	(29,319)
Investment in subsidiary	—	—	(3,000)	—	—	3,000	—
Decrease in cash in escrow	—	—	50	—	—	—	50

Net cash used in investing activities	—	—	(30,797)	(1,126)	(258)	3,000	(29,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	19,000	—	—	—	—	—	19,000
Repayments of term notes	(105,000)	—	—	—	(589)	—	(105,589)
Collection on (repayment of) intercompany debt	53,949	—	(53,949)	—	—	—	—
Proceeds from investment in subsidiary	—	—	—	3,000	—	(3,000)	—
Repayments of other debt	—	—	—	(209)	—	—	(209)

Net cash (used in) provided by financing activities	(32,051)	—	(53,949)	2,791	(589)	(3,000)	(86,798)

Effect of exchange rate changes on cash	—	—	—	(35)	160	—	125

Net (decrease) increase in cash and cash equivalents	(40,310)	—	(2)	7,416	2,244	—	(30,652)
Cash and cash equivalents, beginning of period	40,310	—	8	1,019	16,167	—	57,504

Cash and cash equivalents, end of period	$—	$—	$6	$8,435	$18,411	$—	$26,852

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) SUBSEQUENT EVENT

On July 30, 2010, we entered into a purchase and sale agreement to sell our Springfield, Missouri manufacturing facility for $7,875,000 and to lease back the property for a period of up to one year from the closing date. The closing, which is expected to occur during the third or fourth quarter of 2010, is subject to satisfactory completion of a due diligence investigation by the purchaser and other customary conditions.

We classify assets as held for sale when they meet the “held for sale” classification criteria set forth in FASB ASC Topic 360, Property, Plant, and Equipment. As of June 27, 2010, our manufacturing facility in Springfield, Missouri did not meet the criteria to be classified as held for sale in accordance with Topic 360; however, based on the execution of the purchase and sale agreement on July 30, 2010, the property met these criteria and we reclassified this property from held and used to held for sale during our third fiscal quarter.

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

Overview

Background

We are a leading producer and marketer of single-use products used to serve food and beverages in the home, quick-service restaurants and other foodservice settings. We distribute our products globally and have served our industry for nearly 75 years. We manufacture and supply a broad portfolio of single-use products, including cups, lids, take-out and other food containers, plates, bowls, portion cups, cutlery and straws, with products available in plastic, paper, foam, post-consumer recycled content and annually renewable materials. We are recognized for our customer service, and our products are known for their quality, reliability and consistency. Our products are marketed primarily under the Solo® brand, as well as Jack Frost®, Trophy®, BareTM by Solo and Creative Carryouts®. We are one of the leading suppliers of branded single-use cups, plates and bowls in the United States. We also provide a line of products to select customers under private label brands. We operate manufacturing facilities and distribution centers in North America, the United Kingdom and Panama.

Strategic initiatives

We have undertaken various strategic initiatives designed to grow our business and improve our profitability. A number of these initiatives had a significant effect on our results of operations for the thirteen and twenty-six weeks ended June 27, 2010.

Addition of product line. On March 31, 2010, we acquired a manufacturer of a comprehensive line of plastic take-out containers. The new line of take-out containers, which we market under our Creative Carryouts brand, further broadens our product offering. Operating results of the acquired business are included in our results from March 31, 2010.

In the thirteen weeks ended June 27, 2010, sales of the acquired take-out container product line, which we refer to as the “Creative Carryouts line,” contributed to our increase in net sales over the comparable prior-year period. The acquisition also resulted in an increase in our selling, general and administrative expenses, partially due to severance costs associated with the consolidation of selling, general and administrative functions, which we expect to complete during the third quarter of 2010.

Optimization of manufacturing footprint. We believe that our capital expenditures over the past two years have increased our efficiency and provided the opportunity to be more productive within a smaller manufacturing footprint. Accordingly, on May 6, 2010, our Board of Directors committed to a plan to close our manufacturing facilities in Owings Mills, Maryland; North Andover, Massachusetts; and Springfield, Missouri by the end of the second quarter of 2012. Over the life of the plan, we expect to incur costs in the range of $113 to $133 million. Of these costs, approximately $21 to $26 million are expected to be cash expenditures, including anticipated severance payments of approximately $4 to 6 million and equipment relocation and related costs of approximately $17 to $20 million. The other costs expected to be incurred over the life of the plan include a charge of approximately $4 to $6 million attributable to lease payments to be made in periods after the related closure, asset impairment charges of approximately $16 to $19 million, and accelerated depreciation of approximately $72 to $82 million for certain property, plant and equipment that will no longer be used after the facilities are closed. During the thirteen weeks ended June 27, 2010, we accrued approximately $6 million of severance expense and recorded approximately $11 million of accelerated depreciation, both of which are reflected in cost of goods sold. We also recognized approximately $13 million of asset impairment related to equipment that we no longer expect to utilize in our operations.

Pricing. In the thirteen and twenty-six weeks ended June 27, 2010, our average realized sales price declined primarily as a result of the economic and industry conditions described below. While the lower average realized sales price resulted in an increase in sales volume, it also contributed to the decline in gross profit from the comparable prior-year periods.

De-emphasis of commodity products. In the thirteen and twenty-six weeks ended June 27, 2010, we continued to de-emphasize specified product categories, such as straws and stirrers, that are high-volume commodity products. This ongoing de-emphasis negatively affected sales volume, while partially offsetting the decline in average realized sales price described above.

Economic and industry conditions

Our results of operations for the thirteen and twenty-six weeks ended June 27, 2010 also were affected by economic and industry conditions. The recent economic downturn has reduced the discretionary income of consumers and negatively affected demand for single-use products used to serve food and beverages over the last two years. At the same time, available capacity in our industry has increased. These factors have resulted in increased competition and lower average realized sales prices. Concurrently, the cost of raw materials, particularly crude oil-based resins utilized to manufacture plastic products, has risen. The decline in average realized sales price due primarily to an increasingly competitive marketplace and the higher raw material costs combined to negatively affect gross profit in the thirteen and twenty-six weeks ended June 27, 2010.

Subsequent event

On July 30, 2010, we agreed to sell our Springfield, Missouri manufacturing facility to Warren Davis Properties, L.L.C. for $7,875,000 and to lease back the property for a period of up to one year from the closing date. The closing, which is expected to occur during the third or fourth quarter of 2010, is subject to satisfactory completion of a due diligence investigation by the purchaser and other customary conditions.

Thirteen weeks ended June 27, 2010 compared to the thirteen weeks ended June 28, 2009

	For the thirteen weeks ended		Favorable (Unfavorable)
(In millions)	June 27, 2010	June 28, 2009	$	%
Net sales	$419.2	$395.8	$23.4	5.9
Cost of goods sold	386.6	331.4	(55.2)	(16.7)

Gross profit	32.6	64.4	(31.8)	(49.4)
Selling, general and administrative expenses	40.8	38.3	(2.5)	(6.5)
Loss on asset disposals	1.0	0.2	(0.8)	(400.0)
Asset impairment	13.2	—	(13.2)	*

Operating (loss) income	(22.4)	25.9	(48.3)	*
Interest expense, net	17.4	13.3	(4.1)	(30.8)
Reclassification of unrealized loss on cash flow hedges to interest expense	—	9.1	9.1	*
Foreign currency exchange gain, net	—	(3.3)	(3.3)	*
Gain from bargain purchase	(1.7)	—	1.7	*

(Loss) income before income taxes	(38.1)	6.8	(44.9)	*
Income tax provision (benefit)	1.7	(0.1)	(1.8)	*

Net (loss) income	$(39.8)	$6.9	$(46.7)	*

*	Not meaningful

Net sales increased by $23.4 million, or 5.9%, for the thirteen weeks ended June 27, 2010 compared to the prior-year period. The increase in net sales resulted from an 8.0% increase in sales volume and a 0.9% increase from the impact of changes in foreign currency exchange rates compared to the prior-year period, partially offset by a 3.0% decrease in average realized sales price.

Approximately two-thirds of the increase in sales volume reflects growth in our existing product portfolio and an increase in new product offerings (other than the Creative Carryouts line) despite difficult economic conditions that resulted in lower industry demand. The remaining increase in sales volume reflects incremental sales attributable to the Creative Carryouts line. The decrease in average realized sales price in the second quarter of 2010 reflects lower overall pricing driven primarily by an increasingly competitive marketplace. Further, as stated above, our de-emphasis of high-volume commodity products partially offset both the increase in sales volume and the decrease in average realized sales price.

For the thirteen weeks ended June 27, 2010, gross profit decreased by $31.8 million compared to the prior-year period. The decrease in gross profit resulted from a decrease of approximately $37 million in the difference between sales prices and raw material costs for our U.S. operations in the second quarter of 2010 compared to the second quarter of 2009 due to both an increase in raw material costs and a decline in average realized sales price. The gross profit decline also reflects an increase in plant consolidation costs during the current quarter including accelerated depreciation of approximately $11 million and severance expense of approximately $6 million. The prior-year quarter included $3 million of expenses related to plant consolidation, reflecting costs to transfer equipment from closed manufacturing facilities.

Thirteen weeks ended June 27, 2010 compared to the thirteen weeks ended June 28, 2009 (continued)

The decrease in gross profit from lower pricing, increased raw material costs and higher plant consolidation costs was partially mitigated by (1) the benefit of lower operating costs for our U.S. operations of approximately $10 million, driven by greater overhead absorption from higher production in the current quarter and a more consolidated manufacturing footprint, (2) an increase of $5 million driven by higher sales volumes in the U.S. and (3) an increase of $4 million for our international subsidiaries.

As a percentage of net sales, gross profit was 7.8% in the second quarter of 2010 versus 16.3% in the second quarter of 2009. The decline was primarily attributable to the decrease in the difference between sales prices and raw material costs for our U.S. operations as well as an increase in consolidation costs incurred related to the plant closures announced during the quarter.

Selling, general and administrative expenses increased by $2.5 million for the thirteen weeks ended June 27, 2010 compared to the thirteen weeks ended June 28, 2009. The increase was primarily driven by our March 31, 2010 business acquisition, including severance related to the consolidation of selling, general and administrative functions, as well as increased bad debt expense primarily attributable to one non-performing customer. As a percentage of net sales, selling, general and administrative expenses were 9.7% in the each of the second quarter of 2010 and the second quarter of 2009.

For the thirteen weeks ended June 27, 2010, net interest expense increased by $4.1 million compared to the prior year period. Higher interest expense was primarily due to higher average interest rates attributable to our July 2009 debt refinancing and, to a lesser extent, an increase in outstanding borrowings compared to the prior-year period.

The reclassification of unrealized losses on cash flow hedges to interest expense of $9.1 million in the second quarter of 2009 resulted from the refinancing that we completed in July 2009. These interest rate swaps originally qualified and were accounted for as cash flow hedges of the variable-rate interest payments under our former first lien credit facility. Due to the refinancing, the hedged forecasted payments of variable-rate interest on borrowings under the first lien term loan were no longer probable of occurring. Accordingly, we discontinued hedge accounting prospectively and reclassified the cumulative mark-to-market loss of $9.1 million associated with these swaps from accumulated other comprehensive loss to interest expense in June 2009.

We recognized a bargain purchase gain on the acquisition of InnoWare Plastic of approximately $1.7 million during the thirteen weeks ended June 27, 2010 representing the excess of the fair value of the assets acquired, net of liabilities assumed, over the acquisition consideration of $24 million.

During the thirteen weeks ended June 27, 2010, the income tax provision of $1.7 million primarily consists of income tax expense from foreign jurisdictions. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit. During the thirteen weeks ended June 28, 2009, the income tax benefit of $0.1 million consisted of a minimal domestic tax benefit partially offset by a tax provision related to foreign jurisdictions.

Twenty-six weeks ended June 27, 2010 compared to the twenty-six weeks ended June 28, 2009

	For the twenty-six weeks ended		Favorable (Unfavorable)
(In millions)	June 27, 2010	June 28, 2009	$	%
Net sales	$764.1	$745.5	$18.6	2.5
Cost of goods sold	693.2	643.8	(49.4)	(7.7)

Gross profit	70.9	101.7	(30.8)	(30.3)
Selling, general and administrative expenses	75.6	74.1	(1.5)	(2.0)
Loss on asset disposals	2.0	2.4	0.4	16.7
Asset impairment	13.2	—	(13.2)	*

Operating (loss) income	(19.9)	25.2	(45.1)	*
Interest expense, net	34.4	27.9	(6.5)	(23.3)
Reclassification of unrealized loss on cash flow hedges to interest expense	—	9.1	9.1	*
Foreign currency exchange loss (gain), net	1.4	(2.4)	(3.8)	*
Gain from bargain purchase	(1.7)	—	1.7	*

Loss before income taxes	(54.0)	(9.4)	(44.6)	(474.5)
Income tax provision (benefit)	2.3	(6.2)	(8.5)	*

Net loss	$(56.3)	$(3.2)	$(53.1)	*

Net sales increased by $18.6 million, or 2.5%, for the twenty-six weeks ended June 27, 2010 compared to the prior-year period. The increase in net sales reflects a 4.5% increase in sales volume and a 1.6% increase from the impact of changes in foreign currency exchange rates compared to the prior-year period, partially offset by a 3.6% decrease in average realized sales price.

Approximately two-thirds of the increase in sales volumes reflects growth in our existing product portfolio and an increase in new product offerings (other than the Creative Carryouts line) despite difficult economic conditions that resulted in lower industry demand. The remaining increase in sales volume reflects incremental sales attributable to the Creative Carryouts line. The decrease in average realized sales price in the first half of 2010 reflects lower overall pricing driven primarily by an increasingly competitive marketplace. Further, as stated above, our de-emphasis of high-volume commodity products partially offset both the increase in sales volume and the decrease in average realized sales price.

For the twenty-six weeks ended June 27, 2010, gross profit decreased by $30.8 million compared to the prior-year period. The decrease in gross profit reflects a decrease of approximately $54 million in the difference between sales prices and raw material costs for our U.S. operations in the first half of 2010 compared to the first half of 2009 due to both an increase in raw material costs and a decline in average realized sales price. The gross profit decline also reflects an increase in plant consolidation costs during 2010 including accelerated depreciation of approximately $11 million and severance expense of approximately $6 million. The prior-year period included $8 million related to plant consolidation, reflecting costs to transfer equipment from closed manufacturing facilities and ramp-down costs.

The decrease in gross profit was partially mitigated by (1) the benefit of lower operating costs for our U.S. operations of approximately $23 million, driven by greater overhead absorption from higher production in the current period and a more consolidated manufacturing footprint, (2) an increase of $2 million driven by higher sales volumes in the United States and (3) an increase of $7 million for our international subsidiaries.

As a percentage of net sales, gross profit was 9.3% in the first half of 2010 versus 13.6% in the first half of 2009. The decline was primarily driven by the decrease in the difference between sales prices and raw material costs for our U.S. operations as well as an increase in consolidation costs incurred in 2010 related to the plant closures announced in the second quarter.

Twenty-six weeks ended June 27, 2010 compared to the twenty-six weeks ended June 28, 2009 (continued)

Selling, general and administrative expenses increased by $1.5 million for the twenty-six weeks ended June 27, 2010 compared to the twenty-six weeks ended June 28, 2009. The increase was primarily driven by our March 31, 2010 acquisition, including severance related to the consolidation of selling, general and administrative functions, as well as increased bad debt expense primarily attributable to one non-performing customer. In addition, we increased employee-related costs to normalized levels compared to those incurred in the first quarter of 2009, when we reduced such costs in response to the uncertain global economy. These increases in expense were partially offset by lower trade fund spending as well as lower incentive-based compensation compared to the prior year period. As a percentage of net sales, selling, general and administrative expenses were 9.9% in each of the twenty-six weeks ended June 27, 2010 and June 28, 2009.

For the twenty-six weeks ended June 27, 2010, net interest expense increased by $6.5 million compared to the prior-year period. Higher interest expense was primarily due to higher average interest rates attributable to our July 2009 debt refinancing and, to a lesser extent, an increase in outstanding borrowings compared to the prior-year period.

During the twenty-six weeks ended June 27, 2010, the income tax provision of $2.2 million primarily reflects income tax expense from our foreign jurisdictions. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit. The income tax benefit of $6.2 million for the twenty-six weeks ended June 28, 2009 included a $5.1 million adjustment made during the thirteen weeks ended March 29, 2009 to correct an error in our previously reported deferred tax liabilities. Excluding the $5.1 million adjustment, the remaining income tax benefit of approximately $1.0 million was primarily due to a small loss in our foreign operations.

Liquidity and Capital Resources

Historically, we have relied on cash flows from operations and borrowings under our revolving credit facilities, to finance our working capital requirements and capital expenditures. Net cash used in operating activities during the twenty-six weeks ended June 27, 2010 was $56.7 million compared to net cash provided by operating activities of $85.2 million during the twenty-six weeks ended June 28, 2009. The change in cash flows was primarily a result of a planned build of finished goods inventories in the first half of 2010 to ensure customer service levels are maintained. Also, our sales in the third quarter are greater than the first quarter; therefore, we generally maintain higher inventory levels at the end of the second quarter compared to year end. An increase in the cost of resin and paper, our primary raw materials, also increased our inventory balance and negatively affected cash flows in the first half of 2010. Conversely, in 2009, we reduced inventory levels during the first half of the year because we anticipated a significant decrease in demand in our industry as a result of the global economic recession.

Working capital increased by $64.3 million to $315.2 million as of June 27, 2010, from $250.9 million as of December 27, 2009. The increase mostly reflects the inventory build during the first half of 2010, as described above, and incremental working capital received in the March 31, 2010 acquisition.

Net cash used in investing activities during the twenty-six weeks ended June 27, 2010 was $50.6 million compared to $29.2 million during the twenty-six weeks ended June 28, 2009. The increase primarily reflects $24 million used to fund the March 31, 2010 acquisition. Capital expenditures during the twenty-six weeks ended June 27, 2010 were $31.4 million compared to $29.3 million during the twenty-six weeks ended June 28, 2009. We funded our capital expenditures and the acquisition during the twenty-six weeks ended June 27, 2010 with borrowings under our asset-based revolving credit facility.

Net cash provided by financing activities during the twenty-six weeks ended June 27, 2010 was $99.0 million compared to net cash used in financing activities of $86.8 million during the twenty-six weeks ended June 28, 2009. The net cash inflows in 2010 consisted primarily of increased borrowings under our asset-based revolving credit facility to fund our capital expenditures and support the build of finished goods inventories during the period. The net cash outflows in the first half of 2009 primarily represented the prepayment of $105.0 million of principal on the term loan under our first lien credit facility funded by cash flow generated from operations, partially offset by $19.0 million of net revolving borrowings under our first lien credit facility.

The following is a summary of our long-term debt and our committed revolving credit facilities as of June 27, 2010 (in thousands):

June 27, 2010
Long-term debt:
10.5% Senior Secured Notes due 2013	$300,000
Unamortized discount	(5,102)

10.5% Senior Secured Notes due 2013, net	294,898
8.5% Senior Subordinated Notes due 2014	325,000
Asset-based Revolving Credit Facility	115,200
Capital lease obligations	4,622

Total long-term debt	739,720
Less: Current maturities of long-term debt	513

Long-term debt, net of current maturities	$739,207

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Available Capacity
Asset-based revolving credit facility (2)	$200,000	$115,200	$13,020	$60,935
Canadian credit facility (revolving facility) (3)	15,904	—	—	11,380

	$215,904	$115,200	$13,020	$72,315

(1)	Availability under the credit facilities is reduced by letters of credit issued under the facilities.
(2)	The commitment amount for the asset-based revolving credit facility is $200.0 million; however, available capacity was $60.9 million due to the borrowing base limit of $189.2 million in effect at June 27, 2010.
(3)	The commitment amount for the Canadian revolving credit facility is CAD 16.5 million (approximately $15.9 million); however, available capacity was CAD 11.8 million (approximately $11.4 million) due to the borrowing base limit in effect at June 27, 2010.

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

Contractual Obligations

During the twenty-six weeks ended June 27, 2010, there were no material changes outside the normal course of business in the contractual obligations disclosed under the caption “Contractual Obligations” in Item 7 of our 2009 Annual Report on Form 10-K.

Outlook

We continue to expect that our total 2010 capital expenditures will be approximately $80 million, which includes $24 million of capital invested in the March 31, 2010 acquisition. We expect that our total contributions to defined benefit plans in 2010 will be approximately $8 million, of which $2 million was contributed during the first half of 2010. We believe that cash on hand, cash generated by operations and amounts available under our credit facilities should be sufficient to meet our expected operating needs, planned capital expenditures, payments in conjunction with our lease commitments and debt service requirements for the remainder of 2010.

Net Operating Loss Carryforwards

As of June 27, 2010, we had approximately $308.2 million of U.S. federal tax net operating loss carryforwards that expire between 2018 and 2030, of which $16.7 million were subject to the provisions of Internal Revenue Code Section 382. We establish a valuation allowance for deferred tax assets, including our net operating loss carryforwards, when the amount of expected future taxable income is not likely to support the use of the deduction or credit. During the twenty-six weeks ended June 27, 2010, our valuation allowance on all tax attributes increased by $25.2 million to $139.3 million primarily related to activity from our U.S. operations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements. The words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “predict,” “potential,” “project,” “could,” “will,” “should,” “may,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All statements in this report other than statements of historical fact, including statements regarding our business strategy, future operations, financial position, prospects, plans and objectives, as well as information concerning industry trends and any expected action or inaction of third parties, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such statements reflect our current assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside our control and could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to:

•	the impact of the continuing global recession and restricted credit markets on our cash flow and debt service requirements;

•	the impact of our significant current and future debt level on the availability of cash flows for operations, our financial health and our ability to service debt;

•	the impact of covenant restrictions under our debt agreements on our ability to operate our business;

•	the impact of economic, financial, industry conditions and our continued realization of cost savings on our ability to drive capital growth to service our debt;

•	our ability to implement successfully our manufacturing footprint optimization plan and other measures designed to improve our cost structure;

•	the impact of any downgrades in our corporate ratings on the credit terms offered to us by our vendors and the interest rates offered to us if we require additional capital or financing;

•	the availability of and increases in raw material pricing, energy and fuel;

•	the impact of competitive products and pricing and fluctuations in demand for our products;

•	effect of increased regulation of certain raw materials used in our products and changing federal, state, foreign and local environmental and occupational health and safety laws and regulations;

•	the impact of any significant deficiencies or material weaknesses in our internal controls over financial reporting;

•	the risks associated with conducting business in multiple foreign jurisdictions, including foreign currency exchange rate fluctuations;

•	our ability to improve existing products and develop new products;

•	a catastrophic loss of one of our key manufacturing facilities;

•	the potential conflicts of interest between our noteholders and the stockholders of Solo Cup Investment Corporation;

•	the loss of one or more of our principal customers;

•	our ability to successfully integrate the plastic take-out container business that we acquired on March 31, 2010 into our operations;

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

In the ordinary course of business, we are exposed to market risk-sensitive instruments that consist primarily of our variable interest rate debt. On July 2, 2009, we extinguished our first lien credit facility with the net proceeds from the issuance of $300.0 million of our 10.5% senior secured notes and initial borrowings of $28.3 million under a new asset-based revolving credit facility.

Interest accrues on outstanding borrowings under the asset-based revolving credit facility at a rate of either LIBOR (as defined in the asset-based revolving credit facility) plus a margin of 4% per annum, or a specified base rate plus a margin of 3% per annum, at our option. These interest rate margins are subject to adjustment after July 2, 2010 based on borrowing base availability. No adjustments to these interest rate margins have been required to date.

As of June 27, 2010, the asset-based revolving credit facility had an outstanding balance of $115.2 million and carried an effective interest rate of 4.807%. As of June 27, 2010, $60.9 million was available under the asset-based revolving credit facility, after taking into account borrowing base limitations.

We also have a Canadian credit facility that includes revolving and term loan facilities. The Canadian revolving and term loan facilities bear interest at the Canadian prime rate plus 0.25% or the Canadian bankers’ acceptance rate plus 1.50%, at our option. As of June 27, 2010, there were no outstanding borrowings under the Canadian revolving or term loan , and CAD 11.8 million (approximately $11.4 million) was available under the revolving credit facility, after taking into account borrowing base limitations.

We enter into derivative instruments as part of our risk management strategy. As of June 27, 2010, we had three forward-starting receive-variable, pay-fixed interest rate swap agreements with a total notional amount of $150.0 million that we entered into in August 2007 to hedge a portion of our exposure to interest rate risk related to our variable interest rate borrowings under our first lien credit facility. The variable rate of interest received is three-month LIBOR. The fixed rate of interest paid is 5.3765%. The swap agreements are effective from August 28, 2007 through February 28, 2011. Prior to the refinancing transactions, the interest rate swaps were designated and qualified as highly-effective cash flow hedges. When these interest rate swaps were designated as cash flow hedges, the mark-to-market changes on the swaps were reported as a component of accumulated other comprehensive loss. As a result of the refinancing, the hedged forecasted payments of variable-rate interest on the first lien credit facility borrowings were no longer probable of occurring. Accordingly, we discontinued hedge accounting prospectively and reclassified the cumulative mark-to-market loss of $9.1 million associated with the swaps from accumulated other comprehensive loss to interest expense in June 2009.We are exposed to future variations in the fair value of the swaps as three-month LIBOR fluctuates.

Based upon the information above, our annual pre-tax income would increase by approximately $0.3 million for each one-percentage point increase in the interest rates applicable to our variable rate debt and interest rate swap agreements. At the end of June 2010, three-month LIBOR was less than one percent; therefore, the maximum decrease in our annual pre-tax income based on a decrease in interest rates applicable to our variable rate debt and interest rate swap agreements to zero would be approximately $0.2 million. The level of our exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of debt outstanding under our credit facilities.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended June 27, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLO CUP COMPANY

Date: August 9, 2010	By:	/s/ Robert D. Koney, Jr.
Robert D. Koney, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF SOLO CUP COMPANY

FOR THE THIRTEEN WEEKS ENDED JUNE 27, 2010

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