Form 10-Q
period 2010-09-26
Solo Cup CO
filed 2010-11-09
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2010

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

The number of shares outstanding of the Registrant’s common stock as of November 9, 2010:

Common Stock, $0.01 par value – 100 shares

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 26, 2010	December 27, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,619	$30,006
Accounts receivable - trade, less allowance for doubtful accounts of $1,635 and $1,114	121,196	117,203
Accounts receivable - other	3,901	7,662
Inventories	290,971	232,582
Deferred income taxes	16,734	19,131
Prepaid expenses	7,360	6,193
Assets held for sale	7,375	2,825
Restricted cash	4,570	—
Other current assets	18,579	20,799

Total current assets	495,305	436,401
Property, plant and equipment, less accumulated depreciation and amortization of $589,862 and $527,050	456,157	508,964
Restricted cash	—	10,410
Intangible assets, net	986	—
Other assets	27,277	31,643

Total assets	$979,725	$987,418

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities:
Accounts payable	$76,139	$81,990
Accrued payroll and related costs	28,527	25,785
Accrued customer allowances	24,718	29,810
Current maturities of long-term debt	536	779
Accrued interest	21,071	19,499
Other current liabilities	41,523	27,608

Total current liabilities	192,514	185,471
Long-term debt, net of current maturities	718,295	635,310
Deferred income taxes	20,123	22,672
Pensions and other postretirement benefits	32,013	36,011
Deferred gain on sale-leaseback	41,416	43,540
Other liabilities	40,834	46,201

Total liabilities	1,045,195	969,205
Shareholder’s (deficit) equity:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	254,895	254,995
Accumulated deficit	(313,889)	(226,903)
Accumulated other comprehensive loss	(6,476)	(9,879)

Total shareholder’s (deficit) equity	(65,470)	18,213

Total liabilities and shareholder’s equity	$979,725	$987,418

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Net sales	$409,614	$370,058	$1,173,666	$1,115,516
Cost of goods sold	382,216	316,266	1,075,389	960,035

Gross profit	27,398	53,792	98,277	155,481
Selling, general and administrative expenses	36,516	38,557	112,105	112,644
Impairment of goodwill	—	17,210	—	17,210
Loss on asset disposals	658	5,024	2,655	7,447
Asset impairment	3,448	—	16,666	—

Operating (loss) income	(13,224)	(6,999)	(33,149)	18,180
Interest expense, net of interest income of $43, $242, $156 and $501	18,343	17,498	52,779	45,399
Reclassification of unrealized loss on cash flow hedges to interest expense	—	—	—	9,108
Loss on debt extinguishment	—	2,520	—	2,520
Foreign currency exchange (gain) loss, net	(760)	98	589	(2,372)
Gain from bargain purchase	(30)	—	(1,733)	—

Loss before income taxes	(30,777)	(27,115)	(84,784)	(36,475)
Income tax (benefit) provision	(40)	763	2,202	(5,350)

Net loss	$(30,737)	$(27,878)	$(86,986)	$(31,125)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S (DEFICIT) EQUITY

(Unaudited, in thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholder’s
	Shares	Amount	capital	deficit	loss	(deficit) equity
Balance at December 27, 2009	100	$—	$254,995	$(226,903)	$(9,879)	$18,213
Net loss	—	—	—	(86,986)	—	(86,986)
Foreign currency translation adjustment	—	—	—	—	1,389	1,389
Pension liability adjustments, net of tax of $1,153	—	—	—	—	2,014	2,014
Return of capital to parent	—	—	(100)	—	—	(100)

Balance at September 26, 2010	100	$—	$254,895	$(313,889)	$(6,476)	$(65,470)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Thirty-nine weeks ended
	September 26, 2010	September 27, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(86,986)	$(31,125)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	81,985	51,868
Deferred financing fee amortization	5,190	4,332
Impairment of goodwill	—	17,210
Loss on asset disposals	2,655	7,447
Loss on debt extinguishment	—	2,520
Gain from bargain purchase	(1,733)	—
Reclassification of unrealized loss on cash flow hedges to interest expense	—	9,108
Asset impairment	16,666	—
Deferred income taxes	(146)	(5,208)
Foreign currency exchange loss (gain), net	589	(2,372)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	1,216	16,470
Inventories	(51,333)	30,322
Prepaid expenses and other current assets	(1,801)	3,639
Other assets	638	(1,037)
Accounts payable	(1,280)	10,830
Accrued expenses and other current liabilities	5,306	(1,397)
Other liabilities	(3,748)	4,435
Other, net	3,301	1,735

Net cash (used in) provided by operating activities	(29,481)	118,777

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	117	16,584
Purchases of property, plant and equipment	(37,671)	(52,741)
Business acquisition, net of cash acquired	(23,661)	—
Decrease (increase) in restricted cash	5,840	(11,540)
Proceeds from insurance reimbursment	1,201	—
Increase in cash in escrow	—	(420)

Net cash used in investing activities	(54,174)	(48,117)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facilities	79,000	(18,300)
Borrowings under the 10.5% Senior Secured Notes	—	293,784
Repayments of term notes	(410)	(362,861)
Repayments of other debt	(266)	(275)
Return of capital to parent	(100)	—
Debt issuance costs	(530)	(17,818)

Net cash provided by (used in) financing activities	77,694	(105,470)

Effect of exchange rate changes on cash	574	902

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,387)	(33,908)
CASH AND CASH EQUIVALENTS, beginning of period	30,006	57,504

CASH AND CASH EQUIVALENTS, end of period	$24,619	$23,596

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of capitalized interest	$51,004	$41,296

Income (tax refunds) taxes paid, net	$(504)	$688

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

(2) RECENTLY ADOPTED ACCOUNTING STANDARDS

On December 28, 2009, the first day of our 2010 fiscal year, we adopted new accounting guidance that is included in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Historically, we were required to disclose only the amounts of transfers into or out of Level 3 in the fair value hierarchy (Note 9). This new guidance requires us also to disclose the amount of significant transfers into or out of Level 1 and Level 2 in the fair value hierarchy (Note 9) and the reasons for these transfers. In addition, the guidance clarifies certain existing disclosure requirements. The adoption of these changes had no impact on our consolidated financial statements or disclosures for the thirty-nine weeks ended September 26, 2010.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) BUSINESS COMBINATION

On March 31, 2010, we acquired all of the outstanding capital stock of InnoWare Plastic Holding Company, Inc., a manufacturer and marketer of a comprehensive line of plastic take-out containers, to further broaden our product offering. Acquisition consideration was $24 million in cash. We operate a manufacturing facility and warehouse for the acquired product line in Thomaston, Georgia. We market the acquired product line under our Creative Carryouts® brand. The following table summarizes the preliminary allocation of consideration paid to the fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Purchase price	$24,000
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	339
Accounts receivable	2,507
Inventory	6,600
Other current assets	929
Property, plant, and equipment	21,730
Identifiable intangible assets	1,140
Other assets	88
Current liabilities	(3,905)
Capital lease obligation	(3,589)
Other liabilities	(106)

Total identifiable net assets	25,733

Bargain purchase gain recognized	$(1,733)

In accordance with the accounting guidance related to business combinations, any excess of fair value of acquired net assets over the acquisition consideration results in a bargain purchase and any resulting gain from a bargain purchase must be recognized in earnings on the acquisition date. As a result, no goodwill resulted from the transaction and we recognized a gain from bargain purchase of approximately $1.7 million during the thirteen weeks ended June 27, 2010. The gain from bargain purchase is disclosed as a separate item in our Consolidated Statements of Operations.

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

Amortizable intangible assets established as part of fair value accounting for the acquisition consisted of a brand name, a trade name, a patent and customer relationships. The intangible assets have a weighted-average useful life of approximately five years. The table below summarizes the intangible assets by major category (in thousands):

	September 26, 2010
	Gross Carrying Amount	Accumulated Amortization
Brand name, trade name and patent	$920	$132
Customer relationships	220	22

Total identifiable intangible assets	$1,140	$154

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) PLANT CLOSURES

On May 6, 2010, our Board of Directors committed to a plan designed to further optimize our manufacturing footprint. Under the plan, we intend to close our manufacturing facilities in Owings Mills, Maryland; North Andover, Massachusetts; and Springfield, Missouri by the end of 2011. We expect to incur costs over the life of the plan in the range of $100 to $120 million, of which approximately $20 to $25 million (identified in the table below as severance and equipment relocation and related costs) will require future cash expenditures, the majority of which are expected to be made in our 2011 fiscal year. Equipment relocation and related costs are expensed as incurred and approximately $1 million of these expenditures have been made through September 26, 2010.

The total expected costs include severance payments, equipment relocation and related costs, a charge attributable to lease payments for our North Andover facility to be made in periods after we exit the facility, asset impairment charges, and accelerated depreciation for certain property, plant and equipment that will no longer be used after the facilities are closed. The following table summarizes the estimated costs that we expect to incur over the life of the plan as well as the amounts incurred during the thirteen and thirty-nine weeks ended September 26, 2010 (in millions):

	Estimated range		Incurred to date
	As of September 26, 2010		Thirteen weeks ended September 26, 2010	Thirty-nine weeks ended September 26, 2010
Severance	$5	$7	$1	$7
Equipment relocation and related costs	15	18	1	1
Accrual of remaining lease payments	4	6	—	—
Asset impairment	16	19	4	17
Accelerated depreciation	60	70	18	29

Total expected costs	$100	$120	$24	$54

In addition, we incurred a charge of approximately $1.5 million during the thirteen weeks ended September 26, 2010 for a defined benefit pension plan curtailment related to the closure of our Springfield facility (Note 11). In our Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 26, 2010, severance costs, equipment relocation and related costs, and accelerated depreciation are included in cost of goods sold. As of September 26, 2010, accrued severance of approximately $7 million is included in other current liabilities in our Consolidated Balance Sheet. No payments for severance have been made through September 26, 2010.

(5) ASSETS HELD FOR SALE

On July 30, 2010, we entered into a purchase and sale agreement to sell our Springfield, Missouri manufacturing facility for approximately $7.9 million and to lease back the property for a period of up to one year from the closing date. The closing, which is expected to occur during the fourth quarter of 2010, is subject to satisfactory completion of due diligence by the purchaser and other customary conditions.

We classify assets as held for sale when they meet the criteria set forth in FASB ASC Topic 360, Property, Plant, and Equipment. Based on the execution of the purchase and sale agreement on July 30, 2010, during our third fiscal quarter, our manufacturing facility in Springfield, Missouri met the criteria and we reclassified this property from held and used to held for sale. Accordingly, we recorded an impairment of approximately $3.4 million to adjust the carrying value of this property to fair value less cost to sell during the thirteen weeks ended September 26, 2010.

Assets held for sale as of December 27, 2009 included a vacant manufacturing facility in Belen, New Mexico that we intended to sell within twelve months of that date and that met the held for sale classification criteria set forth in Topic 360. During our second fiscal quarter of 2010, the property no longer met the criteria to be classified as held for sale because we no longer believed it was probable that we would sell the property within twelve months of that date. As a result, we reclassified the land and building to property, plant and equipment on our Consolidated Balance Sheet and adjusted the carrying value to reflect the depreciation expense that would have been recognized had the asset been continuously classified as held and used.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) INVENTORIES

The components of inventories were as follows (in thousands):

	September 26, 2010	December 27, 2009
Finished goods	$202,655	$164,628
Work in process	12,570	12,218
Raw materials and supplies	75,746	55,736

Total inventories	$290,971	$232,582

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

(8) DEBT

Long-term debt as of September 26, 2010 and December 27, 2009, including amounts payable within one year, was as follows (in thousands):

	September 26, 2010	December 27, 2009
Long-term debt:
10.5% Senior Secured Notes due 2013	$300,000	$300,000
Unamortized discount	(4,788)	(5,703)

10.5% Senior Secured Notes due 2013, net	295,212	294,297
8.5% Senior Subordinated Notes due 2014	325,000	325,000
Asset-based Revolving Credit Facility	94,000	15,000
Canadian Credit Facility - Term Loan	—	404
Capital lease obligations	4,619	1,388

Total long-term debt	718,831	636,089
Less: Current maturities of long-term debt	536	779

Long-term debt, net of current maturities	$718,295	$635,310

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, derivative financial instruments and debt, including obligations under capital leases. The carrying values of financial instruments other than derivative financial instruments and fixed-rate debt approximated their fair values as of September 26, 2010 and December 27, 2009 due to their short-term maturities or market rates of interest. Derivative financial instruments were recorded at fair value (Note 10). As of September 26, 2010 and December 27, 2009, the fair value of our floating-rate debt, consisting of our asset-based revolving credit facility and the term loan under our Canadian credit facility, approximated carrying value due to our ability to borrow at comparable terms in the open market.

Our 10.5% Senior Secured Notes due 2013, issued on July 2, 2009 (Note 8), had a carrying value of $295.2 million and an estimated fair value of $318.8 million as of September 26, 2010, and a carrying value of $294.3 million and an estimated fair value of $318.0 million as of December 27, 2009. The fair value of the senior secured notes as of September 26, 2010 was determined based on the last trade price of the debt prior to close of trading on September 24, 2010, the last business day of our fiscal period. The senior secured notes were not eligible for public trading until January 28, 2010, following registration with the SEC; therefore their fair value as of December 27, 2009 was determined based on the average of the bid price (low) and ask price (high) for the debt as of December 24, 2009, the last business day of our 2009 fiscal year. The estimated fair values were determined using Level 1 inputs in the fair value hierarchy, as defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our 8.5% Senior Subordinated Notes due 2014 (Note 8) had a carrying value of $325.0 million and an estimated fair value of $275.4 million and $320.9 million as of September 26, 2010 and December 27, 2009, respectively. The fair value of the senior subordinated notes was determined based on the last trade price of the debt on September 24, 2010 and December 24, 2009, the last business day of each respective fiscal period. These estimated fair values were determined using Level 1 inputs in the fair value hierarchy, as defined in Topic 820.

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

On a recurring basis, we measure our interest rate swap agreements (Note 10) at fair value using an income approach and Level 2 inputs in the fair value hierarchy. The income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts incorporating observable market inputs as of the reporting date such as prevailing interest rates. Both the counterparty’s credit risk and our credit risk are considered in the fair value determination.

(10) DERIVATIVE INSTRUMENTS

As of September 26, 2010, we had three outstanding receive-variable (three-month LIBOR), pay-fixed interest rate swap agreements with an aggregate notional amount of $150 million that were originally entered into to hedge a portion of our exposure to interest rate risk related to term loan borrowings under our former variable-rate first lien facility. The effective date of the interest rate swaps was August 28, 2007 and the fixed rate paid is 5.3765%. The interest rate swaps were initially designated and qualified as highly-effective cash flow hedges. As of June 28, 2009, these swaps no longer qualified for hedge accounting because we extinguished our first lien credit facility as part of our July 2009 refinancing transactions.

As a result of the refinancing transactions, the counterparty to the interest rate swaps required us to post a specified amount of collateral against the current market value of the swaps. Our obligation to post collateral will continue through the expiration date of the swaps in February 2011. The amount of collateral that must remain on account with the counterparty fluctuates based on future changes in the estimated fair value of the swaps, including as a result of changes in interest rates. The amount of collateral as of September 26, 2010 and December 27, 2009 of $4.6 million and $10.4 million, respectively, is included in restricted cash on our Consolidated Balance Sheets and classified as current as of September 26, 2010 and noncurrent as of December 27, 2009.

When the interest rate swaps were designated as cash flow hedges, we reported the mark-to-market changes on the swaps as a component of accumulated other comprehensive income (loss) in accordance with FASB ASC Topic 815, Derivatives. As a result of the refinancing transactions, the hedged forecasted payments of variable-rate interest on borrowings under the first lien credit facility were no longer probable of occurring. Accordingly, we discontinued hedge accounting prospectively, and, as a result, the cumulative mark-to-market loss of $9.1 million associated with these swaps was reclassified from accumulated other comprehensive loss to interest expense in June 2009. Since the third fiscal quarter of 2009, we have reported the mark-to-market changes on the swaps as a component of interest expense, net.

We report our interest rate swap agreements at fair value on our Consolidated Balance Sheets as current or noncurrent liabilities based on their expiration date of February 28, 2011. As of September 26, 2010, their fair value of $3.3 million was included in other current liabilities. As of December 27, 2009, their fair value of $8.3 million was included in other liabilities.

As of September 26, 2010 and December 27, 2009, we had no outstanding derivatives designated as part of a cash flow or fair value hedging relationship and no hedges of the foreign currency exposure of a net investment in a foreign operation.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) PENSION AND OTHER POSTRETIREMENT BENEFITS

Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in thousands):

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Pension Benefits
Service cost	$338	$256	$1,032	$711
Interest cost	1,781	1,872	5,285	5,381
Expected return on plan assets	(1,799)	(1,571)	(5,327)	(4,480)
Amortization of prior service cost	207	51	310	153
Amortization of net loss	543	573	1,672	1,670

	1,070	1,181	2,972	3,435
Curtailment loss (1)	1,474	—	1,474	—

Net periodic benefit cost	$2,544	$1,181	$4,446	$3,435

Other Postretirement Benefits
Service cost	$14	$10	$42	$28
Interest cost	93	197	280	582
Amortization of prior service credit	(109)	(109)	(326)	(326)
Amortization of net loss	13	84	39	256

Net periodic benefit cost	$11	$182	$35	$540

(1)

Pursuant to FASB ASC Topic 715, Compensation – Retirement Benefits, we recorded a curtailment loss of approximately $1.5 million during the thirteen weeks ended September 26, 2010, as a result of the anticipated closure of our manufacturing facility in Springfield, Missouri (Note 4) which significantly reduced the expected years of future service of active employees at this facility who participate in one of our U.S. defined benefit pension plans.

During the thirty-nine weeks ended September 26, 2010, we made approximately $5 million of contributions to our pension and other postretirement benefit plans. We presently anticipate contributing an additional $3 million to fund our pension and other postretirement benefit plans in 2010 for a total of approximately $8 million.

On January 1, 2009, at our discretion, we temporarily eliminated employer-match contributions for our 401(k) defined contribution plan, which covers substantially all of our U.S. employees. We reinstated these contributions beginning in January 2010.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following (in thousands):

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Net loss	$(30,737)	$(27,878)	$(86,986)	$(31,125)
Foreign currency translation adjustment	1,572	1,293	1,389	7,854
Pension liability adjustments, net of tax of $792, $35, $1,153 and $98	1,449	487	2,014	1,569
Unrealized investment gain, net of tax of $0	—	9	—	12
Recognition of realized gain on cash flow hedges, net of tax of $133 and $215	—	(93)	—	(150)
Unrealized loss on cash flow hedges, net of tax of $0	—	—	—	(1,514)
Reclassification of realized loss on cash flow hedges to interest expense, net of tax of $0	—	—	—	3,512
Reclassification of unrealized loss on cash flow hedges to interest expense, upon termination of hedge accounting	—	—	—	9,108

Comprehensive loss	$(27,716)	$(26,182)	$(83,583)	$(10,734)

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 26, 2010	December 27, 2009
Foreign currency translation adjustments	$12,629	$11,240
Pension liability adjustments, net of tax benefit of $3,667 and $4,820	(19,105)	(21,119)

Accumulated other comprehensive loss	$(6,476)	$(9,879)

(13) RELATED PARTY TRANSACTIONS

Advisory fees. In 2004, Solo Delaware and Solo Cup Investment Corporation entered into a management agreement with SCC Holding providing for, among other things, the payment by Solo Cup Investment Corporation of an annual advisory fee of $2.5 million to SCC Holding. On June 30, 2009, during our third fiscal quarter of 2009, Solo Delaware and Solo Cup Investment Corporation amended the management agreement to provide that the annual advisory fee would be $0.8 million, beginning with the 2009 fee. Pursuant to the SCC Holding Agreement, we recorded $0.2 million of advisory fees during each of the thirteen weeks ended September 26, 2010 and September 27, 2009, and $0.6 million during each of the thirty-nine weeks ended September 26, 2010 and September 27, 2009. As of September 26, 2010, prepaid advisory fees of $0.2 million were included in prepaid expenses on our Consolidated Balance Sheet.

In 2004, Solo Delaware and Solo Cup Investment Corporation also entered into a management agreement with Vestar pursuant to which Solo Cup Investment Corporation agreed to pay Vestar an annual advisory fee of $0.8 million, plus reimbursement of its expenses. Pursuant to the Vestar Agreement, we recorded $0.2 million of advisory fees during each of the thirteen weeks ended September 26, 2010 and September 27, 2009, and $0.6 million during each of the thirty-nine weeks ended September 26, 2010 and September 27, 2009. As of September 26, 2010, prepaid advisory fees of $0.2 million were included in prepaid expenses on our Consolidated Balance Sheet. As of September 26, 2010 and December 27, 2009, approximately $88 thousand and $40 thousand, respectively, were included in other current liabilities for out-of-pocket expenses.

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

(in thousands)	North America	Europe	Other	Total Segments	Eliminations	Total
For the thirteen weeks ended September 26, 2010
Revenues from external customers	$378,754	$27,675	$3,185	$409,614	$—	$409,614
Intersegment net sales	5,640	—	—	5,640	(5,640)	—
Operating (loss) income	(12,290)	(996)	224	(13,062)	(162)	(13,224)

For the thirteen weeks ended September 27, 2009
Revenues from external customers	$338,985	$27,886	$3,187	$370,058	$—	$370,058
Intersegment net sales	6,989	—	—	6,989	(6,989)	—
Operating income (loss) (1)	11,709	(18,830)	287	(6,834)	(165)	(6,999)

For the thirty-nine weeks ended September 26, 2010
Revenues from external customers	$1,082,599	$81,665	$9,402	$1,173,666	$—	$1,173,666
Intersegment net sales	16,859	—	—	16,859	(16,859)	—
Operating (loss) income	(31,765)	(2,223)	759	(33,229)	80	(33,149)
For the thirty-nine weeks ended September 27, 2009
Revenues from external customers	$1,028,393	$77,245	$9,878	$1,115,516	$—	$1,115,516
Intersegment net sales	18,394	—	—	18,394	(18,394)	—
Operating income (loss) (1)	38,268	(20,990)	1,088	18,366	(186)	18,180

	For the thirteen weeks ended		For the thirty-nine weeks ended
(in thousands)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Operating income (loss):
Total segment and other operating (loss) income	$(13,062)	$(6,834)	$(33,229)	$18,366
Elimination of intersegment operating income (loss)	(162)	(165)	80	(186)
Interest expense	(18,386)	(17,740)	(52,935)	(45,900)
Interest income	43	242	156	501
Reclassification of unrealized loss on cash flow hedges to interest expense	—	—	—	(9,108)
Loss on debt extinguishment	—	(2,520)	—	(2,520)
Foreign currency exchange gain (loss), net	760	(98)	(589)	2,372
Gain from bargain purchase	30	—	1,733	—

Loss before income taxes	$(30,777)	$(27,115)	$(84,784)	$(36,475)

(1)	For the thirteen and thirty-nine weeks ended September 27, 2009, the operating loss for our Europe segment includes a goodwill impairment charge of $17.2 million.

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

In February 2004, Solo Delaware acquired SF Holdings and its subsidiaries, including Sweetheart Cup Company. Solo Delaware partially funded the acquisition through the issuance of $325.0 million of 8.5% Senior Subordinated Notes due 2014. The senior subordinated notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our subsidiaries. The consolidated guarantors of the senior subordinated notes are the same as the senior secured notes, except for SCOC, which is a guarantor of the senior subordinated notes, but a co-issuer of the senior secured notes.

We have revised the following statements of operations for the thirteen and thirty-nine weeks ended September 27, 2009 and the statement of cash flows for the thirty-nine weeks ended September 27, 2009 to present the guarantors and non-guarantors of the senior subordinated notes and the senior secured notes in accordance with Rule 3-10 of Regulation S-X under the Securities Exchange Act of 1934. In presenting this financial information, we have applied the equity method of accounting to (1) Solo Delaware’s investment in SF Holdings, (2) SF Holdings’ investment in SCOC, and (3) SCOC’s investment in the Other Guarantors and Non-Guarantor subsidiaries. All such subsidiaries meet the requirements to be consolidated under U.S. generally accepted accounting principles. All intercompany balances and transactions have been eliminated.

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Balance Sheet September 26, 2010 (In thousands)
	Solo Delaware (1)	SF Holdings (2) (Guarantor)	SCOC (3)	Other Guarantors (4)	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$41	$2,973	$21,605	$—	$24,619
Accounts receivable - trade	—	—	86,628	16,948	17,620	—	121,196
Accounts receivable - other	2,410	—	32,164	2,183	—	(32,856)	3,901
Inventories	—	—	246,240	18,456	28,462	(2,187)	290,971
Deferred income taxes	—	—	16,259	—	475	—	16,734
Restricted cash	4,570	—	—	—	—	—	4,570
Prepaid expenses and other current assets	—	—	29,365	1,880	2,069	—	33,314

Total current assets	6,980	—	410,697	42,440	70,231	(35,043)	495,305
Property, plant and equipment, net	—	—	411,444	13,615	31,098	—	456,157
Intangible assets, net	—	—	986	—	—	—	986
Intercompany receivables - non-current	172,091	—	6,088	—	—	(178,179)	—
Intercompany debt - non-current	417,971	—	38,839	—	—	(456,810)	—
Investments in subsidiaries	(34,810)	279,137	57,211	—	—	(301,538)	—
Other assets	12,884	—	10,445	1,782	2,166	—	27,277

Total assets	$575,116	$279,137	$935,710	$57,837	$103,495	$(971,570)	$979,725

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities:
Accounts payable	$—	$—	$57,696	$10,615	$7,828	$—	$76,139
Intercompany payable	—	—	4,594	24,813	3,450	(32,857)	—
Accrued expenses and other current liabilities	20,374	—	87,144	1,679	6,642	—	115,839
Current maturities of long-term debt	—	—	164	372	—	—	536

Total current liabilities	20,374	—	149,598	37,479	17,920	(32,857)	192,514
Long-term debt, net of current maturities	620,212	—	97,349	734	—	—	718,295
Long-term debt, net of current maturities - intercompany	—	135,768	282,203	38,838	—	(456,809)	—
Deferred income taxes	—	—	17,911	—	2,212	—	20,123
Long-term payable - intercompany	—	178,179	—	—	—	(178,179)	—
Other long-term liabilities	—	—	109,512	1,731	3,020	—	114,263

Total liabilities	640,586	313,947	656,573	78,782	23,152	(667,845)	1,045,195

Total shareholder’s (deficit) equity	(65,470)	(34,810)	279,137	(20,945)	80,343	(303,725)	(65,470)

Total liabilities and shareholder’s (deficit) equity	$575,116	$279,137	$935,710	$57,837	$103,495	$(971,570)	$979,725

(1)	Issuer of 8.5% Senior Subordinated Notes; co-issuer of 10.5% Senior Secured Notes
(2)	Guarantor of 8.5% Senior Subordinated Notes and 10.5% Senior Secured Notes
(3)	Guarantor of 8.5% Senior Subordinated Notes; co-issuer of 10.5% Senior Secured Notes
(4)	Guarantors of 8.5% Senior Subordinated Notes and 10.5% Senior Secured Notes

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Balance Sheet December 27, 2009 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$5	$4,517	$25,484	$—	$30,006
Accounts receivable - trade	—	—	83,808	16,912	16,483	—	117,203
Accounts receivable - other	2,163	—	42,699	2,182	23	(39,405)	7,662
Inventories	—	—	192,131	18,781	23,895	(2,225)	232,582
Deferred income taxes	—	—	18,696	—	435	—	19,131
Prepaid expenses and other current assets	—	—	24,776	2,533	2,508	—	29,817

Total current assets	2,163	—	362,115	44,925	68,828	(41,630)	436,401
Property, plant and equipment, net	—	—	460,800	15,799	32,365	—	508,964
Intercompany receivables - non-current	155,108	—	6,088	—	—	(161,196)	—
Intercompany debt - non-current	439,708	—	39,175	—	—	(478,883)	—
Investments in subsidiaries	39,372	336,337	53,609	—	—	(429,318)	—
Restricted cash	10,410	—	—	—	—	—	10,410
Other assets	15,441	—	13,387	782	2,033	—	31,643

Total assets	$662,202	$336,337	$935,174	$61,506	$103,226	$(1,111,027)	$987,418

Liabilities and Shareholder’s Equity (Deficit)
Current liabilities:
Accounts payable	$301	$—	$64,294	$11,320	$6,075	$—	$81,990
Intercompany payable	—	—	4,343	24,348	10,714	(39,405)	—
Accrued expenses and other current liabilities	16,105	—	78,847	1,570	6,180	—	102,702
Current maturities of long-term debt	—	—	—	374	405	—	779

Total current liabilities	16,406	—	147,484	37,612	23,374	(39,405)	185,471
Long-term debt, net of current maturities	619,297	—	15,000	1,013	—	—	635,310
Long-term debt, net of current maturities - intercompany	—	135,769	303,941	39,173	—	(478,883)	—
Deferred income taxes	—	—	20,384	—	2,288	—	22,672
Long-term payable - intercompany	—	161,196	—	—	—	(161,196)	—
Other long-term liabilities	8,286	—	112,028	2,317	3,121	—	125,752

Total liabilities	643,989	296,965	598,837	80,115	28,783	(679,484)	969,205

Total shareholder’s equity (deficit)	18,213	39,372	336,337	(18,609)	74,443	(431,543)	18,213

Total liabilities and shareholder’s equity (deficit)	$662,202	$336,337	$935,174	$61,506	$103,226	$(1,111,027)	$987,418

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) GUARANTOR NOTE (CONTINUED)

	Consolidated Statement of Operations For the thirteen weeks ended September 26, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$351,070	$27,702	$46,270	$(15,428)	$409,614
Cost of goods sold	—	—	328,915	26,919	41,731	(15,349)	382,216

Gross profit	—	—	22,155	783	4,539	(79)	27,398
Selling, general and administrative expenses	—	—	30,064	1,778	4,712	(38)	36,516
Loss (gain) on asset disposals	—	—	659	(1)	—	—	658
Asset impairment	—	—	3,448	—	—	—	3,448

Operating loss	—	—	(12,016)	(994)	(173)	(41)	(13,224)
Interest expense (income), net	3,155	5,794	9,241	156	(4)	1	18,343
Foreign currency exchange loss (gain), net	—	—	251	(1,081)	70	—	(760)
Gain from bargain purchase	—	—	(30)	—	—	—	(30)
Equity in loss of subsidiaries	27,582	21,788	1,084	—	—	(50,454)	—

Loss before income taxes	(30,737)	(27,582)	(22,562)	(69)	(239)	50,412	(30,777)
Income tax (benefit) provision	—	—	(775)	(28)	763	—	(40)

Net loss	$(30,737)	$(27,582)	$(21,787)	$(41)	$(1,002)	$50,412	$(30,737)

	Consolidated Statement of Operations For the thirteen weeks ended September 27, 2009 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$313,493	$27,904	$43,804	$(15,143)	$370,058
Cost of goods sold	—	—	264,269	27,665	39,476	(15,144)	316,266

Gross profit	—	—	49,224	239	4,328	1	53,792
Selling, general and administrative expenses	—	—	34,091	1,860	2,624	(18)	38,557
Impairment of goodwill	—	—	—	17,210	—	—	17,210
Loss on asset disposals	—	—	5,025	(1)	—	—	5,024

Operating income (loss)	—	—	10,108	(18,830)	1,704	19	(6,999)
Interest income expense, net	3,795	5,277	8,211	189	26	—	17,498
Loss on debt extinguishment	2,520	—	—	—	—	—	2,520
Foreign currency exchange loss (gain), net	—	—	114	284	(300)	—	98
Equity in loss of subsidiaries	21,433	16,156	17,111	—	—	(54,700)	—

(Loss) income before income taxes	(27,748)	(21,433)	(15,328)	(19,303)	1,978	54,719	(27,115)
Income tax provision (benefit)	130	—	828	(650)	455	—	763

Net (loss) income	$(27,878)	$(21,433)	$(16,156)	$(18,653)	$1,523	$54,719	$(27,878)

(Continued)

During the thirteen weeks ended September 26, 2010, we determined that certain expenses related to intercompany information technology services had not been charged by Solo Cup Operating Corporation (“SCOC”) to Solo Cup Canada Inc., a non-guarantor subsidiary, for the fiscal years ended December 31, 2006 and December 30, 2007. We corrected this prior-period error in the current period financial statements as we deemed the error to be immaterial to our consolidated financial statements in both the originating periods and the current period. For the thirteen and thirty-nine weeks ended September 26, 2010, we recorded expenses related to intercompany information technology services of $1.2 million related to 2007 and $1.0 million related to 2006 which reduced SCOC’s selling, general and administrative expenses by $2.2 million and increased Non-Guarantors’ selling, general and administrative expenses by $2.2 million. The correction did not have a material impact on our consolidated balance sheet or consolidated statements of operations.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) GUARANTOR NOTE (CONTINUED)

	Consolidated Statement of Operations For the thirty-nine weeks ended September 26, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,023,466	$81,748	$141,177	$(72,725)	$1,173,666
Cost of goods sold	—	—	944,901	78,497	124,533	(72,542)	1,075,389

Gross profit	—	—	78,565	3,251	16,644	(183)	98,277
Selling, general and administrative expenses	—	—	96,585	5,495	10,132	(107)	112,105
Loss (gain) on asset disposals	—	—	2,680	(24)	(1)	—	2,655
Asset impairment	—	—	16,666	—	—	—	16,666

Operating (loss) income	—	—	(37,366)	(2,220)	6,513	(76)	(33,149)
Interest expense, net	9,398	16,984	25,974	408	15	—	52,779
Foreign currency exchange loss (gain), net	—	—	1,017	200	(628)	—	589
Gain from bargain purchase	—	—	(1,733)	—	—	—	(1,733)
Equity in loss (earnings) of subsidiaries	77,588	60,604	(1,464)	—	—	(136,728)	—

(Loss) income before income taxes	(86,986)	(77,588)	(61,160)	(2,828)	7,126	136,652	(84,784)
Income tax (benefit) provision	—	—	(556)	(94)	2,852	—	2,202

Net (loss) income	$(86,986)	$(77,588)	$(60,604)	$(2,734)	$4,274	$136,652	$(86,986)

	Consolidated Statement of Operations For the thirty-nine weeks ended September 27, 2009 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$980,683	$77,314	$126,557	$(69,038)	$1,115,516
Cost of goods sold	—	—	837,430	75,364	116,203	(68,962)	960,035

Gross profit	—	—	143,253	1,950	10,354	(76)	155,481
Selling, general and administrative expenses	1	—	99,800	5,722	7,192	(71)	112,644
Impairment of goodwill	—	—	—	17,210	—	—	17,210
Loss on asset disposals	—	—	6,986	9	452	—	7,447

Operating (loss) income	(1)	—	36,467	(20,991)	2,710	(5)	18,180
Interest expense, net	4,303	15,468	24,733	867	28	—	45,399
Reclassification of unrealized loss on cash flow hedges to interest expense	9,108	—	—	—	—	—	9,108
Loss on debt extinguishment	2,520	—	—	—	—	—	2,520
Foreign currency exchange gain, net	—	—	(259)	(1,525)	(588)	—	(2,372)
Equity in loss (earnings) of subsidiaries	14,981	(487)	16,544	—	—	(31,038)	—

(Loss) income before income taxes	(30,913)	(14,981)	(4,551)	(20,333)	3,270	31,033	(36,475)
Income tax provision (benefit)	212	—	(5,038)	(937)	413	—	(5,350)

Net (loss) income	$(31,125)	$(14,981)	$487	$(19,396)	$2,857	$31,033	$(31,125)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Statement of Cash Flows For the thirty-nine weeks ended September 26, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(27,105)	$—	$1,817	$(375)	$(3,818)	$—	$(29,481)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	—	—	62	83	1	(29)	117
Purchases of property, plant and equipment	—	—	(36,411)	(959)	(330)	29	(37,671)
Business acquisition, net of cash acquired	—	—	(23,661)	—	—	—	(23,661)
Decrease in restricted cash	5,840	—	—	—	—	—	5,840
Proceeds from insurance reimbursement	—	—	1,201	—	—	—	1,201

Net cash provided by (used in) investing activities	5,840	—	(58,809)	(876)	(329)	—	(54,174)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	—	—	79,000	—	—	—	79,000
Repayments of term notes	—	—	—	—	(410)	—	(410)
Repayments of other debt	—	—	(77)	(189)	—	—	(266)
Return of capital to parent	(100)	—	—	—	—	—	(100)
Collection on (repayment of) intercompany debt	21,737	—	(21,737)	—	—	—	—
Debt issuance costs	(372)	—	(158)	—	—	—	(530)

Net cash provided by (used in) financing activities	21,265	—	57,028	(189)	(410)	—	77,694

Effect of exchange rate changes on cash	—	—	—	(104)	678	—	574

Net increase (decrease) in cash and cash equivalents	—	—	36	(1,544)	(3,879)	—	(5,387)
Cash and cash equivalents, beginning of period	—	—	5	4,517	25,484	—	30,006

Cash and cash equivalents, end of period	$—	$—	$41	$2,973	$21,605	$—	$24,619

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Statement of Cash Flows For the thirty-nine weeks ended September 27, 2009 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(19,181)	$—	$133,525	$1,515	$2,918	$—	$118,777

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	—	—	16,991	1	22	(430)	16,584
Purchases of property, plant and equipment	—	—	(51,373)	(1,387)	(411)	430	(52,741)
Investment in subsidiary	—	—	(3,000)	—	—	3,000	—
Increase in restricted cash	(11,540)	—	—	—	—	—	(11,540)
Increase in cash in escrow	—	—	(420)	—	—	—	(420)

Net cash used in investing activities	(11,540)	—	(37,802)	(1,386)	(389)	3,000	(48,117)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	(28,000)	—	9,700	—	—	—	(18,300)
Borrowings under the 10.5% Senior Secured Notes	293,784	—	—	—	—	—	293,784
Repayments of term notes	(361,954)	—	—	—	(907)	—	(362,861)
Repayments of other debt	—	—	—	(275)	—	—	(275)
Collection on (repayment of) intercompany debt	96,111	—	(97,136)	1,025	—	—	—
Capital contribution from parent	—	—	—	3,000	—	(3,000)	—
Debt issuance costs	(9,529)	—	(8,289)	—	—	—	(17,818)

Net cash (used in) provided by financing activities	(9,588)	—	(95,725)	3,750	(907)	(3,000)	(105,470)

Effect of exchange rate changes on cash	—	—	—	42	860	—	902

Net (decrease) increase in cash and cash equivalents	(40,309)	—	(2)	3,921	2,482	—	(33,908)
Cash and cash equivalents, beginning of period	40,309	—	8	1,019	16,168	—	57,504

Cash and cash equivalents, end of period	$—	$—	$6	$4,940	$18,650	$—	$23,596

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report, as well as the consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations included in our 2009 Annual Report on Form 10-K.

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

Strategic initiatives

We have undertaken various strategic initiatives designed to grow our business and improve our profitability. A number of these initiatives had a significant effect on our results of operations for the thirteen and thirty-nine weeks ended September 26, 2010.

Acquisition of InnoWare Plastic. On March 31, 2010, we acquired a manufacturer of a comprehensive line of plastic take-out containers. The new product line, which we market under our Creative Carryouts brand, further broadens our product offering. Operating results of the acquired business are included in our results from March 31, 2010.

In the thirteen and thirty-nine weeks ended September 26, 2010, the Creative Carryouts line contributed to our increased net sales over the comparable prior-year period. The acquisition also resulted in an increase in our selling, general and administrative expenses due primarily to costs to close the acquired administrative office in Alpharetta, Georgia, and severance costs related to the consolidation of selling, general and administrative functions, which we completed during the third quarter of 2010.

Optimization of manufacturing footprint. We believe that our capital expenditures over the past two years have increased our efficiency and provided the opportunity to be more productive within a smaller manufacturing footprint. Accordingly, on May 6, 2010, our Board of Directors committed to a plan to close our manufacturing facilities in Owings Mills, Maryland; North Andover, Massachusetts; and Springfield, Missouri. We currently expect to complete these closures by the end of our 2011 fiscal year. Over the life of the plan, we expect to incur costs in the range of $100 to $120 million. Of these costs, approximately $20 to $25 million are expected to be cash expenditures, including anticipated severance payments of approximately $5 to $7 million and equipment relocation and related costs of approximately $15 to $18 million. The other costs expected to be incurred over the life of the plan include a charge of approximately $4 to $6 million attributable to lease payments to be made in periods after the related closure, asset impairment charges of approximately $16 to $19 million, and accelerated depreciation of approximately $60 to $70 million for certain property, plant and equipment that will no longer be used after the facilities are closed.

During the thirteen weeks ended September 26, 2010, we accrued approximately $1 million of severance expense ($7 million for the thirty-nine weeks ended September 26, 2010), incurred approximately $1 million of equipment relocation and related costs and recorded approximately $18 million of accelerated depreciation ($29 million for the thirty-nine weeks ended September 26, 2010), which are all reflected in cost of goods sold.

On July 30, 2010, we agreed to sell our Springfield, Missouri manufacturing facility for approximately $7.9 million and to lease back the property for a period of up to one year from the closing date. The closing, which is expected to occur during the fourth quarter of 2010, is subject to satisfactory completion of due diligence by the purchaser and other customary conditions. During the thirteen weeks ended September 26, 2010, we recorded $3.4 million of asset impairment to adjust the carrying value of the property to fair value less costs to sell. In addition, during the thirteen weeks ended June 27, 2010, we had recognized approximately $13 million of asset impairment related to equipment that we no longer expect to utilize in our operations.

Pricing. As a result of the economic and industry conditions described below, our average realized sales price increased only slightly in the thirteen weeks ended September 26, 2010 and decreased slightly in the thirty-nine weeks ended September 26, 2010, in each case compared to the prior-year period. The competitive pricing, together with increasing raw material costs contributed to the decline in gross profit from the comparable prior-year periods.

De-emphasis of commodity products. In the thirty-nine weeks ended September 26, 2010, we continued to de-emphasize specified product categories, such as straws and stirrers, that are high-volume commodity products with a lower average realized sales price. This ongoing de-emphasis negatively affected sales volume, while partially offsetting the decline in average realized sales price described above.

Economic and industry conditions

Our results of operations for the thirteen and thirty-nine weeks ended September 26, 2010 also were affected by economic and industry conditions. The economic downturn has reduced the discretionary income of consumers and negatively affected demand over the last two years for single-use products used to serve food and beverages. At the same time, available capacity in our industry has increased. These factors have resulted in increased competition and only slight changes in average realized sales prices. Concurrently, the cost of raw materials, particularly crude oil-based resins, utilized to manufacture plastic products, and paperboard has risen. Static pricing, due primarily to lower overall demand, and higher raw material costs combined to negatively affect gross profit in the thirteen and thirty-nine weeks ended September 26, 2010.

Thirteen weeks ended September 26, 2010 compared to the thirteen weeks ended September 27, 2009

	For the thirteen weeks ended		Favorable (Unfavorable)
(In millions)	September 26, 2010	September 27, 2009	$	%
Net sales	$409.6	$370.1	$39.5	10.7
Cost of goods sold	382.2	316.3	(65.9)	(20.8)

Gross profit	27.4	53.8	(26.4)	(49.1)
Selling, general and administrative expenses	36.5	38.6	2.1	5.4
Impairment of goodwil	—	17.2	17.2	*
Loss on asset disposals	0.7	5.0	4.3	86.0
Asset impairment	3.4	—	(3.4)	*

Operating loss	(13.2)	(7.0)	(6.2)	(88.6)
Interest expense, net	18.3	17.5	(0.8)	(4.6)
Loss on debt extinguishment	—	2.5	2.5	*
Foreign currency exchange (gain) loss, net	(0.8)	0.1	0.9	*

Loss before income taxes	(30.7)	(27.1)	(3.6)	(13.3)
Income tax provision	—	0.8	0.8	*

Net loss	$(30.7)	$(27.9)	$(2.8)	(10.0)

*	Not meaningful

Net sales increased by $39.5 million, or 10.7%, for the thirteen weeks ended September 26, 2010 compared to the prior-year period. The increase in net sales resulted from a 9.5% increase in sales volume and a 1.2% increase in average realized sales price.

Approximately two-thirds of the increase in sales volume resulted from growth in our historical product portfolio and an increase in new product offerings (other than the Creative Carryouts line) despite continuing difficult economic conditions that resulted in lower industry demand. The remaining increase in sales volume reflects incremental sales attributable to the Creative Carryouts line. The slight increase in average realized sales price in the third quarter of 2010 reflects a favorable shift in product mix, partially driven by our de-emphasis of high-volume commodity products, partially offset by lower overall pricing driven primarily by the continuing competitive conditions in the marketplace.

Thirteen weeks ended September 26, 2010 compared to the thirteen weeks ended September 27, 2009 (continued)

For the thirteen weeks ended September 26, 2010, gross profit decreased by $26.4 million compared to the prior-year period. The decrease in gross profit resulted from a decrease of approximately $15 million in the difference between sales prices and raw material costs for our U.S. operations in the third quarter of 2010 compared to the third quarter of 2009 due to an increase in raw material costs, partially offset by a slightly higher average realized sales price. In addition, the decrease in gross profit reflects the impact of lower production volumes during the current quarter of approximately $5 million.

The gross profit decline also is explained by an increase of $18 million in plant consolidation costs compared to the prior-year period. The current quarter includes accelerated depreciation of approximately $18 million, severance expense of approximately $1 million, a pension plan curtailment loss of approximately $1 million and costs to transfer equipment from closing manufacturing facilities of approximately $1 million. The prior-year quarter included $3 million of expenses related to plant consolidation, consisting of costs to transfer equipment from closed manufacturing facilities.

The decline in gross profit was partially mitigated by higher U.S. sales volume, which contributed $6 million to gross profit and a favorable shift in product mix, which contributed $5 million.

As a percentage of net sales, gross profit was 6.6% in the third quarter of 2010 versus 14.5% in the third quarter of 2009. The decline was mostly attributable to the increase in consolidation costs related to the plant closures announced during the second quarter of 2010 and the decrease in the difference between sales prices and raw material costs for our U.S. operations.

Selling, general and administrative expenses decreased by $2.1 million for the thirteen weeks ended September 26, 2010 compared to the thirteen weeks ended September 27, 2009. The decrease was primarily driven by lower advertising and related costs and, to a lesser extent, lower incentive-based compensation compared to the prior-year period. As a percentage of net sales, selling, general and administrative expenses decreased to 8.9% in the third quarter of 2010 from 10.4% in the third quarter of 2009.

We performed an interim goodwill impairment analysis of our Europe reporting unit as of September 27, 2009 and concluded that the goodwill was fully impaired. As a result, we recorded a goodwill impairment charge of approximately $17.2 million during the thirteen weeks ended September 27, 2009. After this charge, there was no remaining goodwill on our consolidated balance sheet.

Loss on asset disposals for the thirteen weeks ended September 26, 2010 was $0.7 million compared to $5.0 million for the thirteen weeks ended September 27, 2009. The loss during the prior-year period includes the correction of an error through the recording of the retirement of approximately $4.8 million of equipment that should have been recorded in prior periods. We determined this adjustment was immaterial to our then current- and prior-period consolidated financial statements.

For the thirteen weeks ended September 26, 2010, net interest expense increased by $0.8 million compared to the prior-year period. Higher interest expense was primarily due to an increase in outstanding borrowings compared to the prior-year period.

The loss on debt extinguishment of $2.5 million for the thirteen weeks ended September 27, 2009 represents the write-off of the unamortized deferred financing fees related to our first lien credit facility that we extinguished in July 2009.

During the thirteen weeks ended September 26, 2010, the minimal domestic income tax benefit was mostly offset by minimal income tax expense from foreign jurisdictions. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit. During the thirteen weeks ended September 27, 2009, the income tax provision of $0.8 million consisted of a minimal domestic and foreign income tax provision.

Thirty-nine weeks ended September 26, 2010 compared to the thirty-nine weeks ended September 27, 2009

	For the thirty-nine weeks ended		Favorable (Unfavorable)
(In millions)	September 26, 2010	September 27, 2009	$	%
Net sales	$1,173.7	$1,115.5	$58.2	5.2
Cost of goods sold	1,075.4	960.0	(115.4)	(12.0)

Gross profit	98.3	155.5	(57.2)	(36.8)
Selling, general and administrative expenses	112.1	112.7	0.6	0.5
Impairment of goodwill	—	17.2	17.2	*
Loss on asset disposals	2.6	7.4	4.8	64.9
Asset impairment	16.7	—	(16.7)	*

Operating (loss) income	(33.1)	18.2	(51.3)	*
Interest expense, net	52.8	45.4	(7.4)	(16.3)
Reclassification of unrealized loss on cash flow hedges to interest expense	—	9.1	9.1	*
Loss on debt extinguishment	—	2.5	2.5	*
Foreign currency exchange loss (gain), net	0.6	(2.3)	(2.9)	*
Gain from bargain purchase	(1.7)	—	1.7	*

Loss before income taxes	(84.8)	(36.5)	(48.3)	*
Income tax provision (benefit)	2.2	(5.4)	(7.6)	*

Net loss	$(87.0)	$(31.1)	$(55.9)	*

*	Not meaningful

Net sales increased by $58.2 million, or 5.2%, for the thirty-nine weeks ended September 26, 2010 compared to the prior-year period. The increase in net sales reflects a 6.1% increase in sales volume and a 1.1% increase from the impact of changes in foreign currency exchange rates compared to the prior-year period, partially offset by a 2.0% decrease in average realized sales price.

Approximately two-thirds of the increase in sales volume resulted from growth in our historical product portfolio and an increase in new product offerings (other than the Creative Carryouts line) despite continuing difficult economic conditions that resulted in lower industry demand. The remaining increase in sales volume reflects incremental sales attributable to the Creative Carryouts line. The decrease in average realized sales price for the first nine months of 2010 reflects lower overall pricing driven primarily by the continuing competitive conditions in the marketplace.

For the thirty-nine weeks ended September 26, 2010, gross profit decreased by $57.2 million compared to the prior-year period. The decrease in gross profit resulted primarily from a decrease of approximately $69 million in the difference between sales prices and raw material costs for our U.S. operations in 2010 compared to 2009 due to both an increase in raw material costs and a decline in average realized sales price. The gross profit decline also reflects an increase of $27 million in plant consolidation costs compared to the prior-year period. The current-year period includes accelerated depreciation of approximately $29 million, severance expense of approximately $7 million, a pension plan curtailment loss of approximately $1 million and costs to transfer equipment from closing manufacturing facilities of approximately $1 million. The prior-year period included $11 million related to plant consolidation, consisting of costs to transfer equipment from closed manufacturing facilities and ramp-down costs.

The decrease in gross profit was partially mitigated by (1) an approximately $19 million benefit from lower operating costs for our U.S. operations, driven by greater overhead absorption from higher production in the current period and a more consolidated manufacturing footprint, (2) an $8 million benefit due to higher sales volumes in the United States, (3) a $5 million benefit from a favorable shift in product mix and (4) a $7 million gross profit contribution from our international subsidiaries.

As a percentage of net sales, gross profit was 8.4% in the thirty-nine weeks ended September 26, 2010 versus 13.9% in the thirty-nine weeks ended September 27, 2009. The decline was primarily driven by the decrease in the difference between sales prices and raw material costs for our U.S. operations and, to a lesser extent, the increase in consolidation costs incurred in 2010 related to the plant closures announced in the second quarter of 2010.

Thirty-nine weeks ended September 26, 2010 compared to the thirty-nine weeks ended September 27, 2009 (continued)

Selling, general and administrative expenses were essentially flat for the thirty-nine weeks ended September 26, 2010 compared to the thirty-nine weeks ended September 27, 2009. Lower expenses for advertising and trade fund spending, and lower incentive-based compensation expense, were offset by increased expenses related to our acquisition of the Creative Carryouts line, including severance related to the consolidation of selling, general and administrative functions, which we completed during the third quarter. In addition, we increased employee-related costs to normalized levels when compared to those incurred in the first nine months of 2009, when we reduced such costs in response to the uncertain global economy. As a percentage of net sales, selling, general and administrative expenses decreased to 9.6% in the thirty-nine weeks ended September 26, 2010 from 10.1% in the thirty-nine weeks ended September 27, 2009.

The reclassification of unrealized losses on cash flow hedges to interest expense of $9.1 million in the thirty-nine weeks ended September 27, 2009 resulted from the refinancing that we completed in July 2009. We are a party to three interest rate swap agreements that originally qualified and were accounted for as cash flow hedges of the variable-rate interest payments under our former first lien credit facility. In June 2009, when the hedged forecasted payments of variable-rate interest on borrowings under the first lien term loan were no longer probable of occurring due to the impending July 2009 refinancing transactions, we discontinued hedge accounting prospectively and reclassified the cumulative mark-to-market loss of $9.1 million associated with these swaps from accumulated other comprehensive loss to interest expense.

We recognized a bargain purchase gain of approximately $1.7 million on the acquisition of the Creative Carryouts line during the thirty-nine weeks ended September 26, 2010, which gain represents the excess of the fair value of the assets acquired, net of liabilities assumed, over the acquisition consideration of $24 million.

For the thirty-nine weeks ended September 26, 2010, net interest expense increased by $7.4 million compared to the prior-year period. Higher interest expense was primarily due to higher average interest rates attributable to debt incurred as part of our July 2009 refinancing and, to a lesser extent, an increase in outstanding borrowings compared to the prior-year period.

During the thirty-nine weeks ended September 26, 2010, the income tax provision of $2.2 million primarily reflects income tax expense from our foreign jurisdictions with a minimal offsetting domestic income tax benefit. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit. The income tax benefit of $5.4 million for the thirty-nine weeks ended September 27, 2009 included a $5.1 million adjustment made during the thirteen weeks ended March 29, 2009 to correct an error in our previously reported deferred tax liabilities. Excluding the $5.1 million adjustment, the remaining income tax benefit of approximately $0.3 million primarily relates to losses for our European operations.

Liquidity and Capital Resources

Historically, we have relied on cash flows from operations and borrowings under our revolving credit facilities to finance our working capital requirements and capital expenditures. Net cash used in operating activities during the thirty-nine weeks ended September 26, 2010 was $29.5 million compared to net cash provided by operating activities of $118.8 million during the thirty-nine weeks ended September 27, 2009. The change in cash flows was primarily a result of lower operating results and a planned build of finished goods inventories in the first half of 2010 to ensure customer service levels were maintained. Resulting from continuous improvements in inventory management, we reduced inventory levels during the third quarter of 2010. An increase in the cost of plastic resins and paper, our primary raw materials, also increased our inventory balance and negatively affected cash flows in 2010. Conversely, we reduced inventory levels in 2009, primarily during the first half of the year in anticipation of a significant decrease in demand in our industry as a result of the global economic recession.

Working capital increased by $51.9 million to $302.8 million as of September 26, 2010, from $250.9 million as of December 27, 2009. The increase mostly reflects the inventory build during the first half of 2010, as described above, and incremental working capital received in the March 31, 2010 acquisition.

Net cash used in investing activities during the thirty-nine weeks ended September 26, 2010 was $54.2 million compared to $48.1 million during the thirty-nine weeks ended September 27, 2009. During the thirty-nine weeks ended September 26, 2010, our capital expenditures, including the cost of the acquisition of the Creative Carryouts business, were $61.3 million compared to $52.7 million during the thirty-nine weeks ended September 27, 2009. We funded our 2010 capital expenditures, including the acquisition, with borrowings under our asset-based revolving credit facility.

Net cash provided by financing activities during the thirty-nine weeks ended September 26, 2010 was $77.7 million compared to net cash used in financing activities of $105.5 million during the thirty-nine weeks ended September 27, 2009. The net cash inflows in 2010 consisted primarily of increased borrowings under our asset-based revolving credit facility to fund our capital expenditures and support the build of finished goods inventories during the period. The net cash outflows in the first nine months of 2009 primarily represented the prepayment of $105.0 million of principal on the term loan under our first lien credit facility and was funded by cash flows generated from operations.

The following is a summary of our long-term debt and our committed revolving credit facilities as of September 26, 2010 (in thousands):

September 26, 2010
Long-term debt:
10.5% Senior Secured Notes due 2013	$300,000
Unamortized discount	(4,788)

10.5% Senior Secured Notes due 2013, net	295,212
8.5% Senior Subordinated Notes due 2014	325,000
Asset-based Revolving Credit Facility	94,000
Capital lease obligations	4,619

Total long-term debt	718,831
Less: Current maturities of long-term debt	536

Long-term debt, net of current maturities	$718,295

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Available Capacity
Asset-based revolving credit facility (2)	$200,000	$94,000	$11,346	$74,806
Canadian credit facility (revolving facility) (3)	16,074	—	—	13,243

	$216,074	$94,000	$11,346	$88,049

(1)	Availability under the credit facilities is reduced by letters of credit issued under the facilities.
(2)	The commitment amount for the asset-based revolving credit facility is $200.0 million; however, available capacity was $74.8 million due to the borrowing base limit of $180.1 million in effect at September 26, 2010.
(3)	The commitment amount for the Canadian revolving credit facility is CAD 16.5 million (approximately $16.1 million); however, available capacity was CAD 13.6 million (approximately $13.2 million) due to the borrowing base limit in effect at September 26, 2010.

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

Contractual Obligations

During the thirty-nine weeks ended September 26, 2010, there were no material changes outside the normal course of business in the contractual obligations disclosed under the caption “Contractual Obligations” in Item 7 of our 2009 Annual Report on Form 10-K.

Outlook

We currently expect that our total 2010 capital expenditures will be in the range of $65 to $70 million, including the $24 million of capital invested in the March 31, 2010 Creative Carryouts acquisition. We expect that our total contributions to defined benefit plans in 2010 will be approximately $8 million, of which $5 million was contributed during the first three quarters of 2010. We believe that cash on hand, cash generated by operations and amounts available under our credit facilities should be sufficient to meet our expected operating needs, planned capital expenditures, payments in conjunction with our lease commitments and debt service requirements for the foreseeable future.

Net Operating Loss Carryforwards

As of September 26, 2010, we had approximately $324.1 million of U.S. federal tax net operating loss carryforwards that expire between 2018 and 2030, of which $15.6 million were subject to the provisions of Internal Revenue Code Section 382. We establish a valuation allowance for deferred tax assets, including our net operating loss carryforwards, when the amount of expected future taxable income is not likely to support the use of the deduction or credit. During the thirty-nine weeks ended September 26, 2010, our valuation allowance on all tax attributes increased by $31.1 million to $145.3 million primarily related to activity from our U.S. operations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

For a more detailed description of risks and uncertainties, see the “Risk Factors” included in Item 1A of our 2009 Annual Report on Form 10-K. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

As of September 26, 2010, the asset-based revolving credit facility had an outstanding balance of $94.0 million and carried an effective interest rate of 4.555%. As of September 26, 2010, $74.8 million was available under the asset-based revolving credit facility, after taking into account borrowing base limitations.

We have a Canadian credit facility that includes revolving and term loan facilities, which bear interest at the Canadian prime rate plus 0.25% or the Canadian bankers’ acceptance rate plus 1.50%, at our option. As of September 26, 2010, there were no outstanding borrowings under the Canadian revolving or term loan, and CAD 13.6 million (approximately $13.2 million) was available under the revolving credit facility, after taking into account borrowing base limitations.

We enter into derivative instruments as part of our risk management strategy. As of September 26, 2010, we had three forward-starting receive-variable, pay-fixed interest rate swap agreements with a total notional amount of $150.0 million that we entered into in August 2007 to hedge a portion of our exposure to interest rate risk related to our variable interest rate borrowings under our first lien credit facility. The variable rate of interest received is three-month LIBOR. The fixed rate of interest paid is 5.3765%. The swap agreements are effective from August 28, 2007 through February 28, 2011. Prior to the refinancing transactions, the interest rate swaps were designated and qualified as highly-effective cash flow hedges. When these interest rate swaps were designated as cash flow hedges, the mark-to-market changes on the swaps were reported as a component of accumulated other comprehensive loss. As a result of the refinancing, the hedged forecasted payments of variable-rate interest on the first lien credit facility borrowings were no longer probable of occurring. Accordingly, we discontinued hedge accounting prospectively and reclassified the cumulative mark-to-market loss of $9.1 million associated with the swaps from accumulated other comprehensive loss to interest expense in June 2009. We are exposed to future variations in the fair value of the swaps as three-month LIBOR fluctuates.

Based upon the information above, our annual pre-tax income would increase by approximately $0.6 million for each one-percentage point increase in the interest rates applicable to our variable rate debt and interest rate swap agreements. At the end of September 2010, three-month LIBOR was less than one percent; therefore, the maximum decrease in our annual pre-tax income based on a decrease in interest rates applicable to our variable rate debt and interest rate swap agreements to zero would be approximately $0.1 million. The level of our exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of debt outstanding under our credit facilities.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended September 26, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On November 8, 2010, the Compensation Committee of our Board of Directors agreed to pay additional compensation of $125,000 to George F. Chappelle, Jr., our Executive Vice President and Chief Operating Officer, to partially reimburse him for certain relocation expenses that he recently became required to repay to his former employer as a result of his decision to join our company in October 2009.

Item 6.	Exhibits.

10.1	Second amendment, dated as of September 14, 2010, to Stockholders’ Agreement, dated as of February 27, 2004, among Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding Company LLC, Solo Cup Company, Solo Cup Investment Corporation and the parties identified on the signature pages thereto as Management Investors

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLO CUP COMPANY

Date: November 9, 2010	By:	/s/ Robert D. Koney, Jr.
Robert D. Koney, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF SOLO CUP COMPANY

FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 26, 2010

10.1	Second amendment, dated as of September 14, 2010, to Stockholders’ Agreement, dated as of February 27, 2004, among Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding Company LLC, Solo Cup Company, Solo Cup Investment Corporation and the parties identified on the signature pages thereto as Management Investors

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002