Form 10-K
period 2010-12-26
Solo Cup CO
filed 2011-03-17
CIK 1294608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 26, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

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

Large accelerated filer  ☐    Accelerated filer  ☐

Non-accelerated filer  ☒  (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 17, 2011, 100 shares of Common Stock, $0.01 par value, were outstanding. There is no trading market for the common stock of the registrant. No shares of the registrant were held by non-affiliates.

Part I

Item 1.	Business.

In this annual report, the terms “we,” “us” and “our” refer to Solo Cup Company, a Delaware corporation, and its direct and indirect subsidiaries.

Overview

We are a leading producer and marketer of single-use products used to serve food and beverages in the home, quick-service restaurants and other foodservice settings. We distribute our products globally and have served our industry for 75 years. We manufacture and supply a broad portfolio of single-use products, including cups, lids, take-out and other food containers, plates, bowls, portion cups, cutlery and straws. Our products are available in plastic, paper, foam, post-consumer recycled content and annually renewable materials, and are marketed primarily under the Solo®, Jack Frost®, Trophy®, Bare™ by Solo and Creative Carryouts® brands. We are recognized for our customer service, and our products are known for their quality, reliability and consistency. We are one of the leading suppliers of branded single-use cups, plates and bowls in the United States. We also provide a line of products to select customers under private label brands.

We currently operate 15 manufacturing facilities and 15 distribution centers, some of which are combined with a manufacturing facility at a single location, in the United States, Canada, Mexico, Panama and the United Kingdom.

We generated approximately $1.6 billion of net sales for the fiscal year ended December 26, 2010. Financial information about our two business segments – North America and Europe – is disclosed in Note 20 to our consolidated financial statements included in Item 8 of this annual report.

Background

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

Solo Delaware is a wholly owned subsidiary of Solo Cup Investment Corporation, a Delaware corporation. SCC Holding Company LLC, a Delaware limited liability company, owns 67.26%, Vestar Capital Partners IV, L.P. and certain of its affiliates own 32.71%, and management of Solo Delaware owns the remaining 0.03%, of Solo Cup Investment Corporation as of March 15, 2011.

Our fiscal year is the 52- or 53-week period ending on the last Sunday in December. Our fiscal quarters for 2010 were the thirteen weeks ended March 28, June 27, September 26 and December 26, 2010.

Products

We produce a broad range of plastic, paper and foam single-use products used to serve food and beverages. Our plastic products include a wide range of cups, lids, take-out and other food containers, plates, bowls, cutlery and portion cups. Our paper products include cups, plates, bowls, portion cups and food containers. Our foam products include cups, plates and bowls. Our plastic, paper and foam products are offered in a variety of sizes, designs and colors, and at a range of price points. We also offer an Eco-forward™ product line called Bare by Solo, which includes products made with recycled plastic or paper, compostable products made with wax, plant-based polylactic acid (PLA) or sugarcane, and products made with other renewable resources.

Customers

We serve two primary customer groups: (1) foodservice distributors and operators, referred to collectively in this annual report as foodservice customers; and (2) retailers of consumer products, referred to in this annual report as consumer customers.

Foodservice

Approximately 79% of our net sales for fiscal year 2010 were to foodservice customers, including:

•

foodservice distributors, including broadline distributors, such as Sysco Corporation, U.S. Foodservice, Inc., Gordon Food Service and Foodservices of America Inc., and specialty distributors, such as Bunzl plc, Network Services Company and UniPro Foodservice, Inc.; and

•	foodservice operators, such as Starbucks Corporation, Dunkin’ Donuts, YUM! Brands, Inc., Panera Bread Company, ARAMARK Corporation and Sodexo.

We believe we have strong relationships with our foodservice customers due to our broad array of product offerings, longstanding leadership in the industry and demonstrated capability in product quality, innovation, graphics and customer service.

We sell our products to foodservice customers through our regionally organized, in-house direct sales force, national account direct sales force and, to a lesser extent, select broker networks. We also maintain direct selling relationships with several of our major national accounts for which we provide direct customer service and tailored products for specific customer requirements. Our distributor-customers’ stocking decisions are based on demand from foodservice operators. Consequently, our direct and national account sales force maintains a service-oriented supplier relationship with distributors and drives end-market demand from foodservice operators by offering a breadth of high-quality products. Our sales force also works closely with distributors and their customers to develop unique product offerings and promotional programs.

Consumer

Sales to consumer customers accounted for approximately 21% of our net sales for fiscal year 2010 and are made through various outlets, including:

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

We sell to a diverse group of consumer customers primarily through regional broker networks. In the case of some of our larger consumer customers, we maintain a direct supplier relationship through our in-house direct sales force. Our sales and marketing strategy for consumer customers is designed to support our strong brand names and private label product offerings and includes integrated marketing programs that consist of a combination of in-store, online, television, print and product-placement brand enhancement activities.

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

Raw Materials

Our principal raw materials are (1) various types of resins for our plastic and foam products and (2) paperboard for our paper products. The resins that we use include polystyrene, polypropylene, polyethylene terephthalate (PET), and PLA. We purchase resins from large petrochemical and resin producers. Resin prices are influenced by input prices, such as crude oil, natural gas, benzene, ethylene, propylene and paraxylene, as well as availability of supply and changes in demand.

The principal raw material used in our paper operations is solid bleached sulfate paperboard. We purchase coated and uncoated paperboard from a variety of large and small manufacturers. Paper prices are driven by global supply and demand as well as input costs for energy, fiber, chemicals, polyethylene and transportation.

We believe we have good relationships with our major raw material suppliers. For 2010, our overall supply of raw materials was adequate, and for 2011, we believe it will remain adequate.

Our raw material costs make up a significant portion of our cost of goods sold. Although we generally enter into one- to three-year supply contracts with a number of our raw material suppliers, we continue to have exposure to changes in raw material prices. Historically, we have not hedged our exposure to fluctuations in raw material prices.

Manufacturing

Our manufacturing strategy is to reduce costs through continuous process improvements and innovation, while meeting our customers’ needs and maintaining our standard for quality. We employ various technologies and strategies to supply our wide product line, including working with third parties to supply manufacturing capability in instances where expertise or economies of scale are not available in-house. We manufacture and supply a variety of products in plastic, paper and foam. Our flexibility and proficiency in these technologies enable us to respond quickly to customer needs.

We use the following primary processes to manufacture our products:

•

Plastic cups, lids, plates and bowls, and foam plates. We use plastic extrusion to convert plastic resin from pellets to a flat extruded sheet. Using a thermoforming process, we convert the extruded sheet into the final product. We add graphics based on customer specifications and package our products in various quantities depending on customer requirements. We have the capability to utilize a variety of resins, including polystyrene, polypropylene, PET and PLA.

•

Paper cups, plates and food containers, and foam cups. We emboss or print graphics on paperboard according to customer requirements and feed the paperboard through machines that cut, form or fold the material into the final product. We produce our thin-wall foam cups using a process similar to the one we employ for paper cups.

•

Plastic cutlery and straws. We utilize injection molding machines to manufacture plastic cutlery. We melt plastic pellets and inject the molten resin into molds. The pieces of cutlery are automatically cooled, trimmed and ejected from the machines. We individually wrap or package the product in bulk. An extrusion process is used to form different sizes of straws based on customer specifications. We can make our plastic cutlery and straws with polypropylene or polystyrene.

Distribution

Our self-managed distribution centers in North America are located in proximity to major population centers, generally consolidating the output of our manufacturing operations. We offer a broad range of products from these distribution centers. This strategy provides value to our customers by allowing us to respond to demand more rapidly and allowing our customers to carry less inventory. Our international subsidiaries operate out of owned or leased warehouses and manage the related distribution and transportation networks.

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

We compete for customers based on brand reputation, quality, cost, service, breadth of product offering, product differentiation, innovation, marketing programs and value. Our competitors include large multinational companies as well as regional manufacturers. Some of our competitors compete across many of our product lines, while most compete with only some of our products.

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

Research and Development

Our research and development strategy has three goals: (1) create innovative, value-added products and packaging that target both new and existing customers; (2) differentiate our products in the marketplace; and (3) explore new products, processes and market opportunities that will enhance our overall market position. We continue to develop, test and sample new and recycled raw materials for use in our products, including those derived from renewable resources. In 2010, we continued our investment in manufacturing lines for our core product categories, as well as in support of new products developed in conjunction with our customers.

International

Our international operations consist of operating subsidiaries in Canada, Mexico, Panama and the United Kingdom, as well as international export sales originating in the United States and at our international subsidiaries. Approximately 20% of our net sales for fiscal year 2010 were generated outside of the United States. International operations are subject to additional risks inherent in conducting business outside the United States, such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization and other restrictive governmental actions, and, in some countries, volatile economic, social and political conditions.

Employees

As of December 26, 2010, we had approximately 6,700 employees worldwide, including approximately 5,500 in the United States. Approximately 5,300, or 79%, of our total employees worldwide were hourly employees, and approximately 1,000, or 19%, of those hourly employees were covered by collective bargaining agreements. We currently have collective bargaining agreements in effect at our facilities in Cuautitlan, Mexico; Augusta, Georgia; Juan Diaz, Panama; and Scarborough, Ontario, Canada. These agreements cover all hourly-paid production, maintenance and distribution employees at each of those facilities and contain standard provisions relating to, among other things, management rights, grievance procedures, strikes and lockouts, seniority and union rights. The current expiration dates of the Cuautitlan, Augusta, Juan Diaz and Scarborough agreements are December 31, 2011, March 31, 2012, June 30, 2013 and May 31, 2015, respectively. Other than the agreements described above, no employees currently are covered by collective bargaining agreements. We believe that we have good relationships with our employees.

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

The federal Clean Air Act requires the phase-out of specified refrigerant compounds. We must upgrade or retrofit the air conditioning and chilling systems we currently use over the next few years. We have decided to replace units as they become inefficient or unserviceable, and we do not believe that the costs associated with such replacement will be material to our business, financial condition, results of operations or cash flows.

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

Available Information

Our Internet website is www.solocup.com. We are an electronic filer and make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to our reports filed or furnished pursuant to Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission, or SEC. You may read and copy any materials we file with or furnish to the SEC at its Public Reference Room at 100 F Street, NE., Washington, DC 20549. Information relating to the operation of the SEC’s Public Reference Room may be obtained by calling 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains our annual, quarterly and current reports, and other information that we electronically file with or furnish to the SEC.

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

Set forth below and elsewhere in this annual report are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and in other documents we file or furnish with the SEC. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also affect our business. Any or all of these risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to meet our cash requirements and service our debt is affected by many factors that are outside our control, including the current global recession and restricted credit markets.

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

The impact of the global recession and credit crisis on our suppliers and customers is also unpredictable, outside of our control and may create additional risks for us, both directly and indirectly. The inability of our raw material suppliers to access financing or the insolvency of one or more of our raw material suppliers, could lead to disruptions in our supply chain, which could adversely affect our sales or increase our costs. Our suppliers may require us to pay cash in advance or obtain letters of credit for their benefit as a condition to selling us their products and services. A number of restaurant chains and consumer product retailers have sought bankruptcy protection. If one or more of our principal customers filed for bankruptcy, our sales could be adversely affected and our ability to collect outstanding accounts receivable from any such customer could be limited. Any of these risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

A material decline in our cash flows also could cause us to fail to pay interest or principal when due under our asset-based revolving or Canadian credit facility, the indenture for our senior secured or senior subordinated notes or under our other financing arrangements. A payment default or a default under any of the other covenants in our debt agreements or other financing arrangements could restrict or terminate our access to borrowings and materially impair our ability to meet our obligations as they come due. If we do not comply with our payment or other covenants under our debt agreements or other financing arrangements and we do not obtain a waiver or amendment that otherwise addresses that non-compliance, the lenders who participate in our asset-based revolving and Canadian credit facilities may accelerate payment of all amounts outstanding under the credit facilities, which amounts would immediately become due and payable, together with accrued interest. Such an acceleration would cause a default under the indentures governing our senior secured and senior subordinated notes, under our lease agreement with iStar SCC Financial Distribution Centers LLC covering six of our facilities and under other arrangements that provide us with access to funding. Our ability to generate sufficient cash flow to service our debt and meet our other needs, or a default of any of the covenants under our debt agreements, may require us to reduce expenditures that we deem necessary to our business, refinance all or a portion of our debt or obtain additional financing. We cannot assure you that any refinancing of this kind would be possible or that any additional financing could be obtained on acceptable terms or at all. The inability to refinance existing debt or obtain additional financing could have a material adverse effect on our business, financial condition, results of operations and cash flows, and on our ability to meet our obligations under our credit facilities, indentures and other financing arrangements as they become due. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of this annual report.

Our significant level of debt could limit cash flows available for our operations, adversely affect our financial health and prevent us from fulfilling our obligations under our credit facilities, indentures and other debt agreements.

As of December 26, 2010, we had total debt of $637.7 million, which included $325.0 million of our 8.5% senior subordinated notes, $295.5 million of our 10.5% senior secured notes (reflecting $300.0 million in aggregate principal amount less $4.5 million of unamortized original issue discount), $10.0 million of borrowings under our asset-based revolving credit facility, $2.7 million of borrowings under our Canadian credit facility and $4.5 million of capital lease obligations.

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

We may be able to incur additional debt that could further exacerbate the risks associated with our substantial leverage.

We may incur additional debt in the future. Although the indentures governing our senior secured and senior subordinated notes and the terms of our asset-based revolving and Canadian credit facilities contain restrictions on our incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and we could incur significant additional debt. As of December 26, 2010, we had available capacity, subject to borrowing base limitations and other specified terms and conditions, of $177.6 million under our asset-based revolving credit facility and $14.2 million under our Canadian credit facility, in each case after taking into account outstanding letters of credit. If we incur additional debt, the risks described above under “Our significant level of debt could limit cash flows available for our operations, adversely affect our financial health and prevent us from fulfilling our obligations under our credit facilities, indentures and other debt agreements” would intensify.

Covenant restrictions under our debt agreements may limit our ability to operate our business.

The indentures governing our senior secured and senior subordinated notes, the agreements governing our asset-based revolving and Canadian credit facilities and the agreements governing our other financing arrangements contain covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities, which restrictions include, among other things, limitations on our ability to:

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

In addition, if available capacity under our asset-based revolving credit facility falls below a specified level (the greater of (a) $15,000,000 or (b) 15% of the lesser of our borrowing base or the aggregate amount of commitments under the facility), we will be required to maintain a Fixed Charge Coverage Ratio (as defined in the facility) of 1.1 to 1 for a trailing twelve-month period.

A breach of any of these covenants would result in a default under the loan agreements governing our asset-based revolving and Canadian credit facilities and under the indentures governing our senior secured and senior subordinated notes. If an event of default under the loan agreement governing our asset-based revolving or Canadian credit facility, the indenture governing our senior secured or senior subordinated notes or our other financing arrangements, all amounts outstanding under those agreements and other arrangements could be declared immediately due and payable, together with accrued interest. If all or a portion of our debt were accelerated, we cannot assure you that we would have access to sufficient funds or other assets to pay amounts due.

Failure to maintain our credit ratings could limit our access to the capital markets, adversely affect the cost and terms upon which we are able to obtain additional financing and negatively impact our business.

Although we believe existing cash, funds generated by operations and amounts available under our asset-based revolving and Canadian credit facilities will provide adequate resources to fund our ongoing operating requirements, we may be required to seek additional financing to compete effectively. Any downgrade to our credit ratings could, among other things, limit our access to the capital markets and adversely affect the cost and terms upon which we are able to obtain additional financing, including any financing from our suppliers, which could negatively affect our business. Our credit ratings have fluctuated in the past as a result of a number of factors, including company performance and outlook, and conditions in our industry, the general economy and financial markets. We can provide no assurance that we will be able to maintain our existing credit ratings.

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

In addition, prices for our raw materials fluctuate. In recent years, including 2010, our industry has experienced volatility in raw material and energy pricing. When raw material prices decline, we face increased pressure from our customers to reduce our selling prices for products containing that raw material. When raw material prices increase, our selling prices have historically also increased, although often with a time lag. A number of factors affect the impact that raw material price changes have on us, including the underlying cause of price changes (e.g., natural disasters, weather conditions or general economic conditions), the level of our inventories at the time of price changes, the specific timing and frequency of price changes and the lead and lag time that generally accompany the implementation of both raw material price changes and subsequent selling price changes. If raw material prices increase and we are unable to pass the price increases on to our customers or there is a significant time lag in any selling price increases that we are able to implement, our profitability may be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have not historically employed hedging strategies to limit our exposure to fluctuations in raw material prices on any meaningful level.

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

The single-use foodservice products industry is extremely competitive and highly fragmented. We compete for customers based on brand reputation, quality, cost, service, breadth of product offering, product differentiation, innovation, marketing programs and value. Some of our competitors compete across many of our product lines, while most compete with only some of our products. A few of our competitors are integrated in the manufacturing of single-use foodservice products and related raw materials, which reduces their costs for these materials and gives them greater access to the materials in periods of short supply. We also face competition from foreign competitors who are entering regional U.S. markets in some product categories and are aggressively trying to differentiate their product offerings based on price. Our current or potential competitors may offer products at a lower price or products and services that are superior to ours. In addition, our competitors may be more effective and efficient in integrating new technologies or emerging raw materials to meet changing consumer demands or legislative mandates. Our success depends upon successful research, development and engineering efforts to utilize emerging and legislatively mandated raw materials, our ability to expand or modify our manufacturing capacity and the extent to which we are able to convince customers and consumers to accept our new products. If we fail to successfully innovate, introduce, market, manufacture and differentiate our products from those of our competitors, our ability to maintain or expand our net sales and to maintain or enhance our industry position or profit margins could be adversely affected. This, in turn, could materially adversely affect our business, financial condition, results of operations or cash flows.

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

Our international operations consist of operating subsidiaries in four countries, as well as international export sales originating in the United States and at our international facilities. The international scope of our operations may lead to volatile financial results and difficulties in managing our business. We generated approximately 20% of our net sales outside the United States during fiscal year 2010. International sales and operations are subject to a number of risks, including the following:

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

We have a number of large customers that account for a significant portion of our net sales. For fiscal year 2010, our five largest customers represented approximately 30% of our net sales, with no one customer accounting for more than 9% of our net sales. The loss of one or more of our large customers could have a material adverse effect on our business, financial condition, results of operations or cash flows. In line with industry practice, we generally do not enter into long-term sales agreements with customers.

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

Certain U.S., Canadian and European hourly and salaried employees are covered by our defined benefit pension plans. Between December 31, 1987 and March 31, 2001, the majority of the U.S. plans were frozen to new participants. Our pension expense and required contributions to our pension plan are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations. Due to the significant financial market downturn that started in 2008 and continued into 2009, the funded status of our pension plans has declined and actual asset returns were below the assumed rate of return used to determine pension expense. Our pension plans were underfunded by approximately $31.3 million and $29.3 million as of December 26, 2010 and December 27, 2009. If plan assets continue to perform below expectations, future pension expense and funding obligations will increase, which could have a negative impact on our cash flows from operations, decrease borrowing capacity and increase interest expense. Moreover, under the Pension Protection Act of 2006, it is possible that continued losses to asset values may necessitate accelerated funding of U.S. pension plans in the future to meet minimum federal government requirements.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own, lease and operate manufacturing and distribution facilities in North America, Panama and the United Kingdom. The table below provides summary information regarding the material manufacturing, distribution and office properties that we currently utilize. We believe these properties are being used, and are adequate, for their intended purposes and are well-maintained. A number of our owned properties are mortgaged as collateral under the indenture governing our senior secured notes and under our asset-based revolving credit facility. The table below does not include our manufacturing facilities in Belen, New Mexico and our manufacturing and office facilities in Highland Park, Illinois. We closed the Belen and Highland Park facilities in 2009 and currently are seeking buyers for the facilities. The table below also does not reflect our 118-acre undeveloped land parcel in Chicago, Illinois, which currently is under contract for sale. Finally, the table excludes a leased distribution facility in Ontario, California and leased office space in Alpharetta, Georgia. We currently sublease our entire space in each of these facilities and accordingly do not utilize the facilities in our operations.

Facilities
Location		Function	Owned/ Leased	Size (Approximate Square Footage)
California	Rialto	Distribution	Leased	882,230
Georgia	Augusta	Manufacturing	Leased	364,000
	Conyers	Manufacturing	Leased	367,000
	Social Circle	Distribution	Leased	1,225,716
	Thomaston	Manufacturing	Owned	171,232
		Distribution	Leased	166,000
Idaho	Twin Falls	Manufacturing	Owned	130,000
Illinois	Chicago	Manufacturing	Leased	820,000
	Lake Forest	Executive Office	Leased	133,218
	University Park (2 facilities)	Distribution	Leased	1,846,025
	Urbana	Manufacturing	Leased	269,000
Maryland	Federalsburg	Manufacturing	Leased	405,000
		Distribution	Leased	54,000
	Hampstead	Distribution	Leased	1,034,000
	Owings Mills (2 facilities)(1)	Manufacturing/Distribution	Owned	1,703,292
Massachusetts	North Andover(1)	Manufacturing	Leased	248,500
Oklahoma	Ada	Manufacturing	Owned	267,000
Texas	Dallas	Manufacturing/Distribution	Leased	1,220,000
	Grand Prairie	Distribution	Leased	603,354
Washington	Sumner	Distribution	Leased	401,076
Non-US	Mississauga, Ontario, Canada	Distribution/Office	Leased	262,087
	Toronto, Ontario, Canada	Manufacturing/Distribution	Owned	485,825
	Cuautitlan, Mexico (4 facilities)	Manufacturing/Distribution	1 Owned/ 3 Leased	98,425
	Panama (2 facilities)	Manufacturing/Distribution	1 Owned/ 1 Leased	359,773
	United Kingdom (5 facilities)	Manufacturing/Distribution	Leased (2)	287,000

(1)

In June 2010, we announced our plans to close our manufacturing facilities in Springfield, Missouri; North Andover, Massachusetts; and Owings Mills, Maryland. We sold our Springfield manufacturing facility in December 2010 and leased it back through August 2011 at which time we expect to have fully decommissioned the facility. We ceased operations at the facility in the first quarter of 2011. We intend to close our North Andover facility in the second quarter of 2011 and our Owings Mills facility in the third quarter of 2011. We currently are seeking a long-term subtenant for our leased North Andover facility and a buyer for our owned Owings Mills facility.

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

Item 4.	Removed and Reserved.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

The following table sets forth our selected historical consolidated financial data. You should read the information in this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this annual report and our consolidated financial statements and related notes included in Item 8 of this annual report.

(In millions)	Year Ended December 26, 2010	Year Ended December 27, 2009	Year Ended December 28, 2008	Year Ended December 30, 2007	Year Ended December 31, 2006
Statement of Operations Data:
Net sales	$1,582.9	$1,502.6	$1,847.0	$2,110.1	$2,124.0
Cost of goods sold	1,439.3	1,296.2	1,599.2	1,859.7	1,921.4

Gross profit	143.6	206.4	247.8	250.4	202.6
Selling, general and administrative expenses	150.4	150.1	159.0	203.6	216.4
Loss (gain) on asset disposals	3.9	9.0	22.6	(8.5)	4.4
Impairment of goodwill	—	17.2	—	—	228.5
Asset impairment	20.5	—	0.6	—	—

Operating (loss) income	(31.2)	30.1	65.6	55.3	(246.7)
Interest expense, net	70.6	63.1	61.6	79.8	75.3
Prepayment penalty	—	—	—	1.3	—
Loss on debt extinguishment	—	2.5	—	4.0	—
Reclassification of unrealized loss on cash flow hedges to interest expense	—	9.1	—	—	—
Foreign currency exchange loss (gain), net	2.2	(2.6)	14.1	(4.1)	(6.9)
Gain from bargain purchase	(1.7)	—	—	—	—
Other (income) expense, net	—	—	—	(0.2)	0.1

Loss from continuing operations before income taxes	(102.3)	(42.0)	(10.1)	(25.5)	(315.2)
Income tax provision (benefit)	1.9	(6.3)	2.1	(19.5)	56.3

Loss from continuing operations	(104.2)	(35.7)	(12.2)	(6.0)	(371.5)
Loss from discontinued operations, net of income tax provision	—	—	(0.7)	(0.1)	(2.9)
Gain on sale of discontinued operations, net of income tax provision	—	—	0.8	77.2	—

Net (loss) income	$(104.2)	$(35.7)	$(12.1)	$71.1	$(374.4)

Balance Sheet Data (1)(2) :
Cash and cash equivalents	$21.5	$30.0	$57.5	$33.6	$26.4
Total assets	864.7	987.4	1,073.8	1,203.2	1,556.1
Total debt, including current maturities	637.7	636.1	718.2	759.0	1,150.1
Total shareholder’s (deficit) equity	(87.5)	18.2	31.3	88.5	9.2
Other Financial Data (2) :
Net cash provided by (used in) operating activities	$43.7	$137.9	$131.9	$95.6	$(51.5)
Net cash (used in) provided by investing activities	(48.4)	(65.6)	(68.4)	305.6	(33.8)
Net cash (used in) provided by financing activities	(3.9)	(101.1)	(40.3)	(394.9)	99.8
Capital expenditures	42.2	71.8	79.7	49.0	60.5

(1)	Balance Sheet Data is as of the last day of the relevant fiscal year.

(2)	Balance Sheet Data for our 2006 fiscal year and Other Financial Data for our 2006 and 2007 fiscal years include our continuing and discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We are a leading producer and marketer of single-use products used to serve food and beverages in the home, quick-service restaurants, and other foodservice settings. We manufacture and supply a broad portfolio of single-use products, including cups, lids, take-out and other food containers, plates, bowls, portion cups, cutlery and straws, with products available in plastic, paper, foam, post-consumer recycled content and annually renewable materials. We serve two primary customer groups, foodservice and consumer. Sales to foodservice customers, including foodservice and specialty distributors, and foodservice operators, accounted for approximately 79% of our net sales in 2010. Sales to consumer customers, including grocery stores, mass merchandisers, warehouse clubs, value channel stores and other retail outlets, accounted for the remaining 21%.

During 2010, we undertook strategic initiatives designed to grow our business and improve our profitability. These initiatives had a significant effect on our results of operations for our 2010 fiscal year.

Acquisition of InnoWare Plastic. On March 31, 2010, we acquired a manufacturer of a comprehensive line of plastic take-out containers. The new product line, which we market under our Creative Carryouts® brand, further broadens our product offering. Operating results of the acquired business are included in our results from the March 31, 2010 acquisition date.

While the majority of our 5.3% increase in consolidated net sales for 2010 was driven by growth in our existing product portfolio, the acquisition also contributed significantly to this improvement. Approximately 40% of our sales volume increase in 2010 was driven by the acquisition. The acquisition also resulted in an increase in our selling, general and administrative expenses primarily due to costs to close the acquired administrative office, and severance costs related to the consolidation of selling, general and administrative functions, which we completed during the third quarter of 2010.

Optimization of manufacturing footprint. We believe that our capital expenditures over the past two years have increased our efficiency and provided the opportunity to be more productive within a smaller manufacturing footprint. Accordingly, on May 6, 2010, our Board of Directors committed to a plan to close our manufacturing facilities in Owings Mills, Maryland; North Andover, Massachusetts; and Springfield, Missouri. We closed our Springfield facility during the first quarter of 2011 and expect to complete the remaining two closures by the end of 2011.

Over the life of the plan, we expect to incur costs in the range of $111 to $126 million. Of these costs, approximately $25 to $29 million are expected to be cash expenditures, including anticipated severance payments and equipment relocation and related costs. The other costs included in the range consist of pension plan curtailment loss, a charge attributable to lease payments that we will remain obligated to make in periods after the related closure, asset impairment charges, and accelerated depreciation for certain property, plant and equipment that will not be used after the facilities are closed, as follows (in millions):

	Estimated range		Incurred to date
	As of December 26, 2010		Thirteen weeks ended December 26, 2010	Fiscal year ended December 26, 2010
Severance	$5	$7	$—	$7
Equipment relocation and related costs	20	22	4	5
Pension plan curtailment loss	1	2	—	2
Accrual of remaining lease payments	4	6	—	—
Asset impairment	16	19	—	17
Accelerated depreciation	65	70	11	40

Total expected costs	$111	$126	$15	$71

Excluding the asset impairment, all of the amounts incurred to date are reflected in cost of goods sold. The asset impairment charges of approximately $17 million include $13.2 million related to equipment that we no longer expect to utilize in our operations and $3.4 million to adjust the carrying value of our Springfield property to fair value less costs to sell.

Plant closure and consolidation costs included in cost of goods sold increased by $42 million to $54 million in 2010 compared to $12 million in 2009. The increase significantly affected our gross profit for 2010, which decreased by $63 million from 2009. Excluding these costs in both years, gross profit as a percentage of net sales was 12.5% for 2010 compared to 14.5% for 2009.

Economic and industry conditions

Our results of operations for the year ended December 26, 2010 also were affected by economic and industry conditions. The economic downturn has reduced the discretionary income of consumers and negatively affected demand for single-use products used to serve food and beverages. We believe this decline was driven by a variety of external factors such as consumers eating out less frequently and higher unemployment rates, which contracted the market for our foodservice operators. Lower consumer discretionary spending translated into a smaller consumer market, as did a shift from national brands to private label products, which are traditionally offered at lower prices. All of these factors have resulted in increased competition and pressure on the price at which our products may be offered. Concurrently, raw material, particularly resins utilized to manufacture plastic products and paperboard has risen. Resin prices are influenced by other input prices such as crude oil, natural gas, benzene, ethylene, propylene and paraxylene, as well as availability of supply and changes in demand. Paper prices are driven by global supply and demand as well as input costs for energy, fiber, chemicals, polyethylene and transportation.

As a result of these economic and industry conditions, our average realized sales price decreased slightly during our 2010 fiscal year compared to the prior year. Competitive pricing decisions, together with increasing raw material costs, contributed to the decline in gross profit.

Results of Operations for Fiscal Years 2010, 2009 and 2008

				2010 vs. 2009		2009 vs. 2008
	Fiscal Year**			Favorable / (Unfavorable)
(In millions)	2010	2009	2008	$	%	$	%
Net sales	$1,582.9	$1,502.6	$1,847.0	$80.3	5.3	$(344.4)	(18.6)
Cost of goods sold	1,439.3	1,296.2	1,599.2	(143.1)	(11.0)	303.0	18.9

Gross profit	143.6	206.4	247.8	(62.8)	(30.4)	(41.4)	(16.7)
Selling, general and administrative expenses	150.4	150.1	159.0	(0.3)	(0.0)	9.0	5.7
Loss on asset disposals	3.9	9.0	22.6	5.1	56.8	13.6	60.2
Impairment of goodwill	—	17.2	—	17.2	100.0	(17.2)	*
Asset impairment	20.5	—	0.6	(20.5)	*	0.6	100.0

Operating (loss) income	(31.2)	30.1	65.6	(61.3)	(203.7)	(35.5)	(54.1)
Interest expense, net	70.6	63.1	61.6	(7.5)	(11.9)	(1.5)	(2.4)
Loss on debt extinguishment	—	2.5	—	2.5	100.0	(2.5)	*
Reclassification of unrealized loss on cash flow hedges to interest expense	—	9.1	—	9.1	100.0	(9.1)	*
Foreign currency exchange loss (gain), net	2.2	(2.6)	14.1	(4.8)	*	16.7	*
Gain from bargain purchase	(1.7)	—	—	1.7	*	—	*

Loss from continuing operations before income taxes	(102.3)	(42.0)	(10.1)	(60.3)	(143.5)	(31.9)	(315.8)
Income tax provision (benefit)	1.9	(6.3)	2.1	(8.2)	*	8.4	*

Loss from continuing operations	(104.2)	(35.7)	(12.2)	(68.5)	(191.9)	(23.5)	(192.3)
Loss from discontinued operations, net of income tax provision of $0	—	—	(0.7)	—	*	0.7	*
Gain on sale of discontinued operations, net of income tax provision of $0	—	—	0.8	—	*	(0.8)	(100.0)

Net loss	$(104.2)	$(35.7)	$(12.1)	$(68.5)	(191.9)	$(23.6)	*

*	Not meaningful

**	Our fiscal year is the 52- or 53-week period ending on the last Sunday in December. Fiscal year 2010 ended on December 26, 2010, fiscal year 2009 ended on December 27, 2009, and fiscal year 2008 ended on December 28, 2008. Each was a 52-week period.

Fiscal Year 2010 Compared to Fiscal Year 2009

Net sales

Net sales increased by $80.3 million, or 5.3%, to $1,582.9 million for fiscal year 2010 compared to $1,502.6 million for fiscal year 2009. The increase in net sales reflects a 5.3% increase in sales volume and a 0.9% increase resulting from foreign currency fluctuations, partially offset by a 0.9% decrease in average realized sales price compared to the prior year. About 60% of the increase in sales volume resulted from growth in our historical product portfolio and an increase in new product offerings (other than Creative Carryouts) despite continuing difficult economic conditions that resulted in lower industry demand. The remaining increase in sales volume reflects incremental sales attributable to Creative Carryouts. The decrease in average realized sales price compared to the previous year reflects lower overall pricing driven primarily by the continuing competitive conditions in the marketplace, partially offset by a favorable shift in our product mix. The year over year impact of lower pricing had less impact on our fourth fiscal quarter, as we began to experience the benefit of price increases that we implemented in the second half of the year.

Gross profit

Gross profit decreased by $62.8 million, or 30.4%, to $143.6 million for fiscal year 2010 from $206.4 million for fiscal year 2009. The decline in gross profit resulted primarily from a decrease of approximately $59 million in the difference between sales prices and raw material costs for our U.S. operations due to both an increase in raw material costs and a decline in average realized sales price in 2010 compared to 2009. The gross profit decline also reflects an increase of $42 million in network optimization costs compared to the prior-year period. The current-year period includes accelerated depreciation of approximately $40 million, severance expense of approximately $7 million, a pension plan curtailment loss of approximately $2 million and costs incurred to transfer equipment from closing manufacturing facilities of approximately $5 million, including ramp-down costs at the closing facilities and start-up costs at the receiving plants. The prior-year period included $12 million of costs related to plant consolidation, consisting of costs incurred to transfer equipment from closed manufacturing facilities, ramp-down costs and start-up costs.

The decrease in gross profit was partially mitigated by (1) an approximately $18 million benefit from lower operating costs for our U.S. operations, driven by greater overhead absorption from higher production in the current year and one less manufacturing facility, (2) a $9 million benefit attributable to higher sales volumes in the United States, (3) a $6 million benefit from a favorable shift in product mix and (4) a $5 million gross profit contribution from our international subsidiaries.

Gross margin, or gross profit as a percentage of net sales, was 9.1% in 2010 versus 13.7% in 2009. The decrease in gross margin was primarily driven by the decrease in the difference between sales prices and raw material costs and the increase in plant consolidation costs, partially offset by a favorable shift in product mix and lower operating costs as described above.

Selling, general and administrative expenses

Selling, general and administrative expenses increased slightly to $150.4 million in fiscal year 2010 from $150.1 million in fiscal year 2009. An increase in employee-related costs to normalized levels in 2010 compared to 2009, when we reduced such costs in response to the uncertain global economy, were mostly offset by reductions in professional fees and lower expenses for advertising and trade fund spending. As a percentage of net sales, selling, general and administrative expenses were 9.5% for fiscal year 2010 versus 10.0% for fiscal year 2009, driven by the increase in sales volume and a continuing focus on the management of selling, general and administrative expenses.

Loss on asset disposals

Loss on asset disposals was $3.9 million for fiscal year 2010 compared to $9.0 million for fiscal year 2009. The losses in both years reflect the disposal of production equipment in connection with plant closures and consolidation. The 2009 loss also includes adjustments made to record approximately $5.8 million of equipment retirements that should have been reflected in prior periods. We determined that the adjustments were immaterial to our current- and prior-period consolidated financial statements.

Asset impairment

As a result of our decision in the second fiscal quarter of 2010 to close three manufacturing facilities, we recognized approximately $13.2 million of asset impairment related to equipment that we no longer expect to utilize in our operations. In addition, during the third fiscal quarter of 2010, we entered into a contract to sell our Springfield, Missouri manufacturing facility and recorded $3.4 million of asset impairment to adjust the carrying value of the facility to fair value less costs to sell. We completed the sale transaction in December 2010 and recognized a loss of approximately $0.9 million. In the fourth fiscal quarter of 2010, we recorded impairment of approximately $3.9 million to reduce the carrying amounts of certain real estate to estimated fair value less costs to sell.

Interest expense, net

Interest expense, net increased by $7.5 million, or 11.9%, to $70.6 million for fiscal year 2010 compared to $63.1 million for fiscal year 2009. The increase in interest expense was driven primarily by higher average interest rates in 2010 compared to 2009 as a result of our July 2009 refinancing, which included the issuance of our 10.5% senior secured notes. To a lesser extent, the increase in interest expense was driven by an increase in average outstanding borrowings year over year.

Foreign currency exchange loss (gain), net

We recognized a net foreign currency exchange loss of $2.2 million for fiscal year 2010 compared to a net gain of $2.6 million for fiscal year 2009. The fluctuation was primarily the exchange rate impact on our United Kingdom subsidiary’s financial statements driven by their U.S. dollar intercompany payable, which resulted in a net loss in 2010 compared to a net gain in 2009. To a lesser extent, the net foreign currency exchange loss for 2010 reflects the net loss on our forward contracts that we use to hedge the net foreign currency exposure in each our foreign subsidiaries.

Gain from bargain purchase

We recognized a bargain purchase gain of approximately $1.7 million on our March 31, 2010 acquisition, which represents the excess of the fair value of the assets acquired, net of liabilities assumed, over the acquisition consideration of $24 million.

Income tax provision (benefit)

Income tax provision was $1.9 million for fiscal year 2010 compared to an income tax benefit of $6.3 million for fiscal year 2009. The 2010 income tax provision primarily reflects income tax expense from foreign jurisdictions with a minimal offsetting domestic income tax benefit resulting from pension activity included in other comprehensive income. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

The benefit in 2009 includes a $5.1 million adjustment made during the first fiscal quarter of 2009 to correct an error in our previously reported deferred tax liabilities. If the adjustment had been recorded in the corresponding prior period financial statements, it would have increased (decreased) income tax provision by approximately $0.7 million, $2.4 million and $(8.0) million in fiscal years 2008, 2007 and 2006, respectively, and increased other comprehensive income by $0.2 million in fiscal year 2008. Excluding the $5.1 million adjustment, the remaining income tax benefit in 2009 of approximately $1.2 million reflects a U.S. tax benefit relating to current year pension activity included in other comprehensive income and the acceleration of taxable temporary differences associated with the goodwill impairment charge related to our Europe reporting unit, partially offset by income tax provision related to our foreign entities.

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

Impairment of goodwill

We tested goodwill for impairment at least annually, as of the end of October, or sooner if a triggering event that suggested possible impairment of the value of our goodwill occurred. During the third quarter of 2009, despite increasing sales in the first and second quarters and the implementation of programs intended to reduce costs and gain manufacturing efficiencies, our Europe reporting unit continued to incur declining margins and lower operating results. These results were in part due to increased competition, a decline in the European economy and higher input costs, such as resin and electricity, which we were unable to pass along through further price increases. We considered this combination of factors to be evidence of a permanent change in the long-term prospects of our European business. As a result, we became uncertain as to whether our European reporting unit’s estimated fair value was substantially in excess of its carrying value and determined that there was a risk that the reporting unit would fail step one of the impairment test. Accordingly, we concluded that sufficient indicators existed to perform an interim goodwill impairment analysis of our Europe reporting unit. Step one of the impairment test was performed as of September 27, 2009. We estimated the fair value of the reporting unit based on the present value of expected future cash flows, assuming a discount rate of 14% and a terminal value growth rate of 3%, and determined that the fair value was less than the carrying value. We consequently performed step two of the impairment test to calculate the amount of impairment, and concluded that the goodwill of our Europe reporting unit was fully impaired. Accordingly, we recorded a goodwill impairment charge of approximately $17.2 million for the thirteen weeks ended September 27, 2009. After this charge, there is no remaining goodwill on our consolidated balance sheet.

Loss on asset disposals

Loss on asset disposals was $9.0 million for fiscal year 2009 compared to $22.6 million for fiscal year 2008. The 2009 loss reflects the disposal of production equipment in connection with plant closures and consolidation, and includes corrections made during the third and fourth fiscal quarters of 2009 to record approximately $5.8 million of equipment retirements that should have been recorded in prior periods. We determined these adjustments were immaterial to our current and prior period consolidated financial statements. During 2010, we continued to refine the controls related to our asset disposal process. The loss during the prior-year period primarily reflects the disposal of non-core assets, including the sale of our dairy packaging machinery and equipment in March 2008.

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

Liquidity and Capital Resources

Operating Cash Flows

We rely on cash flows from operations and borrowings under our asset-based revolving credit facilities to finance our working capital requirements. Net cash provided by operating activities for continuing operations during 2010 was $43.7 million compared to $137.9 million during 2009. The decreased cash flows from operations resulted primarily from less of a reduction in working capital in 2010 compared to 2009 and, to a lesser extent, lower operating results. During 2010, working capital decreased by $20.8 million, primarily reflecting the net impact of changes in inventory levels during the year. Increased levels in the first half of the year were more than offset by a reduction in the second half of the year resulting from continuous improvements in inventory management. Partially offsetting the improvement efforts was an increase in the cost of plastic resins and paper, our primary raw materials, which increased our inventory and negatively affected cash flows in 2010. During 2009, working capital decreased by $95.6 million driven by a significant reduction in inventory levels primarily during the first half of the year in anticipation of a significant decrease in demand as a result of the global economic recession.

Investing Cash Flows

Net cash used in investing activities for continuing operations during 2010 was $48.4 million compared to $65.6 million during 2009. The reduction was mostly due to the decrease in restricted cash in 2010 compared to an increase in restricted cash in 2009, described below. Capital expenditures for our continuing operations during 2010, including the cost of the acquisition of InnoWare Plastic ($23.7 million, net of cash acquired), were $65.8 million compared to $71.8 million during 2009. We funded our capital expenditures in both years, including the acquisition, with cash flows from operations and borrowings under our U.S. asset-based revolving credit facility.

During 2010, investing cash inflows of $7.7 million consisted mainly of proceeds from the sale of our Springfield, Missouri manufacturing facility during the fourth quarter. Cash and cash equivalents as of December 26, 2010 includes approximately $7.3 million representing the net proceeds from the sale. The indentures governing our senior secured and senior subordinated notes generally require us to use these proceeds to purchase or improve assets useful in our business or to purchase a business that is related, complementary or ancillary to our existing business. During 2009, investing cash inflows of $16.6 million consisted mainly of proceeds from the September 2009 sale of a distribution center, which we closed in the fourth quarter of 2008, and the July 2009 sale of a manufacturing plant, which we closed in the fourth quarter of 2007.

The $10.4 million increase in restricted cash in 2009 represents collateral that the counterparty to our interest rate swaps required us to post against the then-current market value of the swaps. Our obligation to post collateral continued through the expiration date of the swaps in February 2011. The amount of collateral that had to remain on account with the counterparty fluctuated based on changes in the estimated fair value of the swaps. In 2010, the required amount of collateral decreased by $8.5 million, from $10.4 million as of December 27, 2009, to $1.9 million as of December 26, 2010.

Financing Cash Flows

Net cash used in financing activities for continuing operations during 2010 was $3.9 million compared to $101.1 million during 2009. The significant net cash outflows in 2009 resulted primarily from the prepayment of $105.0 million of principal on the term loan under our first lien credit facility that we made from cash on hand and cash flows generated from operations during the first half of 2009. In addition, the net proceeds we received in July 2009 from the issuance of our 10.5% senior secured notes of approximately $293.8 million ($300 million less $6.2 million of original issue discount) and initial borrowings under our asset-based revolving credit facility of approximately $28.3 million were used to repay the outstanding borrowings and accrued interest due on our first lien credit facility and debt issuance costs for the senior secured notes and asset-based revolving credit facility.

The following is a summary of long-term debt as of December 26, 2010 and December 27, 2009 (in thousands):

	December 26, 2010	December 27, 2009
Long-term debt:
10.5% Senior Secured Notes due 2013	$300,000	$300,000
Unamortized discount	(4,464)	(5,703)

10.5% Senior Secured Notes due 2013, net	295,536	294,297
8.5% Senior Subordinated Notes due 2014	325,000	325,000
Asset-based Revolving Credit Facility	10,027	15,000
Canadian Credit Facility – Revolver	2,669	—
Canadian Credit Facility – Term Loan	—	404
Capital lease obligations	4,483	1,388

Total long-term debt	637,715	636,089
Less: Current maturities of long-term debt	430	779

Long-term debt, net of current maturities	$637,285	$635,310

Refinancing Transactions

On July 2, 2009, we issued $300.0 million of 10.5% Senior Secured Notes due 2013, which we refer to as the senior secured notes, and entered into a new asset-based revolving credit facility providing for borrowings of up to $200.0 million, subject to borrowing base limitations and other specified terms and conditions. We used the initial borrowings under our asset-based revolving credit facility of $28.3 million, together with net proceeds of $293.8 million from the issuance of our senior secured notes to (1) repay the $300.9 million of borrowings outstanding, including accrued interest thereon, under our first lien credit facility, (2) pay $17.3 million of debt issuance costs relating to the senior secured notes and asset-based revolving credit facility, and (3) provide $3.9 million for operating needs. We deferred the debt issuance costs and are amortizing them through 2013, when the senior secured notes and borrowings under the asset-based revolving credit facility mature.

In connection with the refinancing transactions, we reclassified $9.1 million of unrealized losses associated with interest rate swap agreements from accumulated other comprehensive loss to interest expense in July 2009. These interest rate swap agreements had a total notional amount of $150.0 million. Under the agreements, we received a variable amount based on the Eurodollar rate and pay a fixed amount based on an interest rate of 5.3765%. The swap agreements, which became effective on August 28, 2007, expired on February 28, 2011.

We also wrote off the remaining $2.5 million of unamortized debt issuance costs related to the first lien credit facility in July 2009 as a result of the refinancing.

Available Capacity

The following is a summary of our committed revolving credit facilities as of December 26, 2010 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Available Capacity
Asset-based revolving credit facility (2)	$200,000	$10,027	$12,346	$145,368
Canadian revolving credit facility (3)	16,898	2,669	—	11,848

	$216,898	$12,696	$12,346	$157,216

(1)	Availability under the credit facilities is reduced by letters of credit issued under the facilities.

(2)

The commitment amount for the asset-based revolving credit facility is $200.0 million; however, available capacity is $145.4 million due to the borrowing base limit of $167.7 million in effect as of December 26, 2010.

(3)

The commitment amount for the Canadian revolving credit facility is CA$17.0 million (approximately $16.9 million); however, available capacity is CA$11.9 million (approximately $11.8 million) due to the borrowing base limit of CA$14.6 million (approximately $14.5 million) in effect as of December 26, 2010.

10.5 % Senior Secured Notes

Solo Delaware and Solo Cup Operating Corporation co-issued the senior secured notes under an indenture, dated as of July 2, 2009, among the co-issuers, the subsidiary guarantors identified therein and U.S. Bank National Association, as trustee.

The senior secured notes mature on November 1, 2013 and bear interest at a rate of 10.5% per annum. Interest on the senior secured notes is payable semi-annually on May 1 and November 1 of each year. We made our first interest payment on November 1, 2009, and we have made all scheduled interest payments to date. The senior secured notes were issued at 97.928% of their aggregate principal amount for gross proceeds of $293.8 million, representing a yield to maturity of 11.125%.

Guarantees and security - The obligations of Solo Delaware and Solo Cup Operating Corporation under the senior secured notes are fully and unconditionally guaranteed, jointly and severally, by the existing guarantors under the indenture (SF Holdings Group, Inc., Solo Manufacturing LLC, P. R. Solo Cup, Inc., Solo Cup Owings Mills Holdings, Lily-Canada Holding Corporation, Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited and Solo Cup Finance Limited) and will be so guaranteed by any future domestic subsidiaries of Solo Delaware, subject to specified exceptions. The term “domestic subsidiaries,” as used in this description, includes, in addition to U.S. subsidiaries, non-U.S. subsidiaries (including the Company’s current subsidiaries located in the United Kingdom) other than controlled foreign corporations (as such term is defined under the Internal Revenue Code of 1986, as amended) and subsidiaries of controlled foreign corporations. The senior secured notes and related guarantees are secured by a senior lien on substantially all of the assets (other than accounts receivable, specified payment intangibles, inventory, deposit accounts, commodity accounts, securities accounts, lock-boxes, instruments, chattel paper, cash and cash equivalents, general intangibles related to any of the foregoing, proceeds and products of the foregoing and specified assets related thereto, and specifically excluded assets) of the co-issuers and guarantors and by a junior lien on the accounts receivable and other assets identified above that are not subject to the senior lien.

Redemption options

At any time prior to May 1, 2011, we may, on one or more than one occasion, redeem some or all of the senior secured notes at a redemption price equal to 100% of the principal amount of the senior secured notes redeemed, plus a “make-whole” premium as of, and any accrued and unpaid interest to, the applicable redemption date.

In addition, at any time prior to May 1, 2011, we may redeem up to 35% of the aggregate principal amount of senior secured notes, using the proceeds of qualifying equity offerings, at a redemption price of 110.5% of the principal amount of the notes redeemed and may, not more than once in any 12-month period, redeem up to 10% of the original aggregate principal amount of the senior secured notes at a redemption price of 103%, in each case, plus any accrued and unpaid interest to the applicable redemption date.

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

Covenants - The indenture for our senior secured notes contains covenants that, among other things, restrict the ability of Solo Delaware, Solo Cup Operating Corporation and their restricted subsidiaries to:

•	incur additional debt or issue disqualified stock or preferred stock;

•	create liens;

•	pay dividends, make investments or make other restricted payments;

•	sell assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the assets of Solo Delaware and its restricted subsidiaries;

•	enter into transactions with affiliates;

•	designate subsidiaries as unrestricted; and

•	undertake other specified business activities.

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

Asset-Based Revolving Credit Facility

On July 2, 2009, we entered into a loan agreement with Bank of America, N.A., as administrative agent, co-collateral agent and lender; General Electric Capital Corporation, as co-collateral agent and lender; and Wells Fargo Foothill, LLC and Goldman Sachs Lending Partners LLC, as lenders, providing for revolving credit financing of up to $200.0 million, including a $40.0 million sub-limit for letters of credit, with a maturity date of July 2, 2013.

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

Interest - Interest accrues on outstanding borrowings under the asset-based revolving credit facility at a rate of either LIBOR (as defined in the asset-based revolving credit facility) plus a margin of 4% per annum, or a specified base rate plus a margin of 3% per annum, at our option. These interest rate margins were subject to adjustment after July 2, 2010 based on borrowing base availability. Letters of credit issued and outstanding under the asset-based revolving credit facility accrue fees at a per annum rate equal to the LIBOR interest rate margin described above plus a 0.125% per annum fronting fee to the issuing bank on the face amount thereof, in addition to the issuing bank’s customary fees and charges in connection with the issuance, amendment, negotiation, payment, processing, transfer and administration of such letters of credit. An unused line fee of 0.75% per annum accrues on an amount equal to (1) the aggregate lending commitments under the asset-based revolving credit facility less (2) the average daily amount of the outstanding borrowings plus the face amount of any outstanding letters of credit under the asset-based revolving credit facility.

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

Canadian Revolving Credit Facility

On December 15, 2010, Solo Cup Canada Inc., an indirect wholly owned subsidiary of Solo Delaware, entered into a credit agreement with GE Canada Finance Holding Company, as a lender and agent for all lenders, providing for asset-based revolving credit financing of up to CA$17.0 million, including a CA$2.0 million sublimit for letters of credit. The Canadian credit facility expires on December 15, 2013. The Canadian credit agreement amended and replaced in its entirety the Credit Agreement dated as of September 24, 2004, as amended, between Solo Cup Canada (formerly known as Lily Cups Inc.), as borrower, and GE Canada Finance Holding Company, as agent and lender, and terminated the availability of borrowings thereunder.

Solo Cup Canada is the sole borrower under the Canadian credit facility. Its obligations under the Canadian credit agreement will be guaranteed by any future subsidiary of Solo Cup Canada, unless the provisions of the Canadian credit agreement specifically exclude that subsidiary from the requirement to provide a guarantee or the lenders otherwise agree not to require that subsidiary to provide a guarantee.

Solo Cup Canada’s ability to borrow under the Canadian credit facility is limited to a borrowing base equal to 85% of eligible accounts receivable plus the lower of (1) 70% of eligible raw materials and finished goods inventory and (2) 85% of the net orderly liquidation value of eligible raw materials and finished goods inventory plus the lower of (a) 25% of eligible work-in-process inventory and (b) $1,000,000 minus availability reserves, and is subject to other conditions, limitations and reserve requirements.

The obligations of Solo Cup Canada and any future subsidiary guarantor under the Canadian credit facility are secured by first priority liens on, subject to specified exclusions, the existing and after-acquired personal property of Solo Cup Canada and any future subsidiary guarantor.

Solo Cup Canada may borrow funds under the Canadian credit facility, at its option, in Canadian or U.S. dollars. Canadian dollar denominated loans bear interest, at Solo Cup Canada’s option, at a variable rate equal to: (1) the Canadian Bankers Acceptance Rate (the “BA Rate”), plus 2.5% per annum; or (2) the Canadian Prime Rate (being the higher of the (a) Canadian Bank Prime Rate and (b) 1.35% over the 30-day BA Rate), plus 1.25% per annum. U.S. dollar denominated loans bear interest, at Solo Cup Canada’s option, at a variable rate equal to: (1) the U.S. Base Rate, plus 0.75% per annum; or (b) LIBOR, plus 2.5% per annum. As of December 26, 2010, we had approximately CA$2.7 million (approximately $2.7 million) outstanding on the revolving facility with an effective interest rate of approximately 4.25%.

Contractual obligations

The following table summarizes our contractual obligations as of December 26, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Payments due in fiscal year
	Total	2011 (2)	2012	2013	2014	2015	Thereafter
Long-term debt obligations	$637,696	$—	$—	$312,696	$325,000	$—	$—
Capital lease obligations (1)	6,529	763	767	771	697	476	3,055
Non-cancelable operating leases	519,939	44,804	43,041	41,444	38,933	35,057	316,660
Interest payments (3)	207,365	65,387	65,387	62,778	13,813	—	—

Total	$1,371,529	$110,954	$109,195	$417,689	$378,443	$35,533	$319,715

(1)	We had capital lease obligations of approximately $4.5 million as of December 26, 2010. Amounts in the table above also include the interest obligation attributable to these leases.

(2)	We expect that our contributions in 2011 to our defined benefit plans will be approximately $7 million, which are not included in the contractual obligations table above.

(3)

In estimating future interest payments for 2011-2015, we used interest rates in effect as of December 26, 2010 and used our average outstanding borrowings under the asset-based revolving credit facility during 2010 as the estimate of future years’ average outstanding borrowings.

The above table excludes the liability for unrecognized tax benefits as these are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle. The above table also excludes the governmental obligations described below.

Government Obligations

We are subject to agreements with the City of Chicago and the State of Illinois relating to an undeveloped property located in Chicago, Illinois that we acquired in 2001. Pursuant to those agreements, the City of Chicago paid on our behalf a portion of the 2001 purchase price of the property in the form of cash and the issuance of a note. The State of Illinois also provided a grant to us. Under these agreements, we are required to fulfill specified obligations relating to the development of the property and retention of a specified number of employees. The amounts potentially repayable under the agreements for failure to comply with the obligations included therein total approximately $16.3 million, of which approximately $3.0 million is interest bearing, and are included in other current liabilities in the accompanying consolidated balance sheets.

We no longer intend to develop the property, and in February 2011, we entered into an agreement to sell the property for $5.0 million in cash and the assumption by the buyer of the government obligations described above. Our obligation to sell the property is contingent upon our full release from those government obligations. In addition, the transaction is contingent upon certain other governmental incentives and/or approvals. The sale, which is subject to other customary terms and conditions, is scheduled to close in the third quarter of 2011.

2011 Outlook

Management believes that cash generated by operations, existing cash and cash equivalents and amounts available under our credit facilities will be sufficient to meet our reasonably foreseeable liquidity needs, including operating needs, planned capital expenditures, expenses related to announced plant closures, payments in conjunction with our lease commitments and debt service requirements during 2011. We expect that our total 2011 capital expenditures will be in the range of $35 million to $45 million. In addition, we expect to contribute approximately $7 million to our defined benefit plans.

For 2011, we expect raw material prices to rise in comparison to 2010. Increases in resin prices are expected to occur throughout 2011 and are primarily driven by supply and demand, feedstock availability, and geopolitical unrest. Paper prices are expected to remain flat compared to the second half of 2010 for the first half of 2011, with the potential to increase in the second half of 2011 depending on supplier backorder levels.

Off-balance sheet arrangements

We issue letters of credit to ensure performance and payment to third parties in accordance with specified terms and conditions. Under our asset-based revolving credit facility, we have the ability to issue up to $40.0 million in letters of credit. As of December 26, 2010, approximately $12.3 million of standby letters of credit were outstanding. These standby letters of credit are primarily used to support our workers’ compensation insurance programs. We are not required to provide cash collateral for letters of credit issued. All issued letters of credit are secured by the asset-based revolving credit facility.

We also have the ability to issue up to CA$2.0 million in letters of credit under our Canadian credit facility. As of December 26, 2010, no letters of credit were outstanding thereunder.

In June 2007, we entered into a lease agreement in conjunction with the sale of six of our manufacturing facilities. The sale proceeds of $130.0 million were used to retire our term loan under our senior secured second lien credit facility. Upon the sale of the six properties, we immediately leased them back pursuant to a 20-year term lease. The lease contains four five-year renewal term options and is non-cancelable. Rent for the six properties is payable on a quarterly basis, due on the first day of each calendar quarter, with an annual 2% escalation. Annual rent expense of $14.2 million is recognized on a straight-line basis over the 20-year term of the lease. Payments during fiscal years 2010 and 2009 were $12.3 million and $9.1 million, respectively. We made the fourth quarterly payment in 2009 of approximately $3.0 million subsequent to December 27, 2009, our fiscal year end, and we made the fourth quarterly payment in 2010 of approximately $3.1 million subsequent to our December 26, 2010 fiscal year end. The fourth quarterly payment for 2008 was made in our 2008 fiscal year. The lease is classified as an operating lease in accordance with FASB ASC Topic 840, Leases.

Net Operating Loss Carryforwards

As of December 26, 2010, we had approximately $319.3 million of U.S. federal tax net operating loss carryforwards that expire between 2018 and 2030, of which $17.0 million were subject to the provisions of Internal Revenue Code Section 382. We establish a valuation allowance for deferred tax assets, including our net operating loss carryforwards, when the amount of expected future taxable income is not likely to support the use of the deduction or credit. During the fiscal year ended December 26, 2010, our valuation allowance on all tax attributes increased by $36.8 million to $152.6 million primarily related to activity from our U.S. and European operations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Critical Accounting Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make decisions that impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, current developments and historical experience. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors, and the members of the Audit Committee have reviewed this disclosure.

Our significant accounting policies are described in Note 2 to the consolidated financial statements in Item 8 of this annual report. Some of these significant accounting policies require us to make difficult, subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (1) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made and (2) different estimates reasonably could have been used or changes in the estimate that are reasonably likely to occur from period to period would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our critical accounting estimates include the following:

Accounts receivable valuation. We value accounts receivable, net of an allowance for doubtful accounts. Each quarter, we estimate our ability to collect outstanding receivables and establish an allowance for doubtful accounts that reflects our best estimate of the amount of probable credit losses in our existing accounts receivable. In doing so, we evaluate the age of our receivables, past collection history, current financial condition of key customers and economic conditions. Based on this evaluation, we establish a reserve for specific accounts receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Our estimate of the allowance for doubtful accounts is a critical accounting estimate because it is highly susceptible to change from period to period. In addition, it requires us to make judgments about the future financial condition of our customers.

Deterioration in the financial condition of any key customer or a significant downturn in the economy could have a material negative impact on our ability to collect a portion or all of the accounts receivable. We believe that analysis of historical trends and current knowledge of potential collection problems provide us with sufficient information to establish a reasonable estimate of an allowance for doubtful accounts; however, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determine that a smaller or larger balance of the allowance for doubtful accounts was appropriate, we would record a credit or charge to selling, general and administrative expenses in the period in which we made such a determination.

Customer discounts and allowances. We provide allowances for customer incentive programs when the revenue is recognized, based on historical experience and current trends. The customer allowances are determined with significant management judgment and reviewed regularly to determine the adequacy of the amounts. Changes in economic conditions, markets and customer relationships may require adjustments to these allowances from period to period. In the event that future trends vary significantly from past or expected trends, our reported net sales may increase or decrease by a material amount.

Certain customer discounts and allowances are earned and payable to customers if a specified level of sales volume is met. We record such customer discounts and allowances based on the estimated and probable allowances for the period. The amounts are recorded as a reduction of net sales based on the actual customers’ sales volume during the period. If actual allowances differ from management estimates, gross profit and operating income could be affected. The most significant allowance reflects our estimates of discounts that certain foodservice customers are entitled to claim based on their distribution activities.

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

Impairment of long-lived assets. We test property for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include, but are not limited to, significant adverse changes in the business climate, the impact of significant customer losses, current period operating or cash flow losses, forecasted continuing losses, or a current expectation that an asset or asset group will be disposed of before the end of its useful life, for example, as a result of a decision to exit a product line or close a manufacturing facility. Recoverability of property is evaluated by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset exceeds the estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over their remaining useful lives. Restoration of a previously recognized impairment loss is not allowed. There are inherent uncertainties associated with these judgments and estimates.

Income taxes. We account for income taxes in accordance with the asset and liability method under FASB ASC Topic 740, Income Taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and income tax bases of assets and liabilities and tax credit and operating loss carryforwards using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. In the event we determine that our future taxable income will not be sufficient to utilize our deferred tax assets, we record a valuation allowance. If our determination changes, a charge or a benefit would be recorded in our statement of operations. We currently do not believe that we will fully realize the benefit of our deferred tax assets in the United States, except for the reversal of deferred tax liabilities, and therefore we have a full valuation allowance against these deferred tax assets.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, we are exposed to market risk-sensitive instruments, which consist primarily of our variable interest rate debt.

Interest accrues on outstanding borrowings under our U.S. asset-based revolving credit facility at a rate of either LIBOR (as defined in the asset-based revolving credit facility) plus a margin of 4% per annum, or a specified base rate plus a margin of 3% per annum, at our option. These interest rate margins are subject to adjustment based on borrowing base availability. As of December 26, 2010, the asset-based revolving credit facility had an outstanding balance of approximately $10.0 million and carried an effective interest rate of 6.25%.

Solo Cup Canada may borrow funds under the Canadian credit facility, at its option, in Canadian or U.S. dollars. Canadian dollar denominated loans bear interest, at Solo Cup Canada’s option, at a variable rate equal to: (1) the Canadian Bankers’ Acceptance Rate (the “BA Rate”), plus 2.5% per annum; or (2) the Canadian Prime Rate (being the higher of the (a) Canadian Bank Prime Rate and (b) 1.35% over the 30-day BA Rate), plus 1.25% per annum. U.S. dollar denominated loans bear interest, at Solo Cup Canada’s option, at a variable rate equal to: (1) the U.S. Base Rate, plus 0.75% per annum; or (b) LIBOR, plus 5% per annum. As of December 26, 2010, the Canadian credit facility had an outstanding balance of CA$2.7 million (approximately $2.7 million) and carried an effective interest rate of 4.25%.

As of December 26, 2010, we had three forward-starting receive-variable, pay-fixed interest rate swap agreements with a total notional amount of $150.0 million that were entered into in August 2007 to hedge a portion of our exposure to interest rate risk related to our variable interest rate borrowings under our first lien credit facility. The variable rate of interest received was the Eurodollar rate. The fixed rate of interest paid was 5.3765%. The swap agreements were effective from August 28, 2007 to their expiration on February 28, 2011. Prior to our July 2009 refinancing transactions, the interest rate swaps were designated and qualified as highly-effective cash flow hedges. As long as these interest rate swaps were designated as cash flow hedges, the mark-to-market changes on these swaps had been reported as a component of accumulated other comprehensive loss. As a result of our July 2009 refinancing, the hedged forecasted payments of variable-rate interest on the first lien credit facility borrowings were no longer probable of occurring. Accordingly, we discontinued hedge accounting prospectively, and, as a result, the cumulative mark-to-market loss of $9.1 million associated with these swaps was reclassified from accumulated other comprehensive loss to interest expense in June 2009. In periods subsequent to June 2009 through the expiration of these interest rate swaps, we were exposed to variations in the fair value of the swaps as three-month LIBOR fluctuated.

Based upon the information above, our annual pre-tax income would increase by approximately $1.4 million for each one-percentage point increase in the interest rates applicable to our variable rate debt and interest rate swap agreements. At the end of 2010, three-month LIBOR was less than one percent; therefore, the maximum decrease in our annual pre-tax income based on a decrease in interest rates applicable to our variable rate debt and interest rate swap agreements would be approximately $0.4 million. The level of our exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of debt outstanding under our credit facilities.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Solo Cup Company:

We have audited the accompanying consolidated balance sheets of Solo Cup Company and subsidiaries (the Company) as of December 26, 2010 and December 27, 2009, and the related consolidated statements of operations, shareholder’s (deficit) equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 26, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solo Cup Company and subsidiaries as of December 26, 2010 and December 27, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois

March 17, 2011

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 26, 2010	December 27, 2009
Assets
Current assets:
Cash and cash equivalents	$21,511	$30,006
Accounts receivable:
Trade, less allowance for doubtful accounts of $1,837 and $1,114	116,213	117,203
Other	4,512	7,662
Inventories	227,589	232,582
Deferred income taxes	13,056	19,131
Prepaid expenses	6,039	6,193
Restricted cash	1,940	—
Assets held for sale	—	2,825
Other current assets	17,809	20,799

Total current assets	408,669	436,401
Property, plant and equipment, less accumulated depreciation and amortization of $612,847 and $527,050	429,113	508,964
Intangible assets, net	910	—
Restricted cash	—	10,410
Other assets	25,980	31,643

Total assets	$864,672	$987,418

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$63,058	$81,990
Accrued payroll and related costs	28,707	25,785
Accrued customer allowances	27,172	29,810
Current maturities of long-term debt	430	779
Accrued interest	20,000	19,499
Other current liabilities	39,189	27,608

Total current liabilities	178,556	185,471
Long-term debt, net of current maturities	637,285	635,310
Deferred income taxes	14,876	22,672
Pensions and other postretirement benefits	38,428	36,011
Deferred gain on sale-leaseback	40,758	43,540
Other liabilities	42,273	46,201

Total liabilities	952,176	969,205
Shareholder’s (deficit) equity:
Common stock – Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	254,895	254,995
Accumulated deficit	(331,116)	(226,903)
Accumulated other comprehensive loss	(11,283)	(9,879)

Total shareholder’s (deficit) equity	(87,504)	18,213

Total liabilities and shareholder’s (deficit) equity	$864,672	$987,418

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year ended December 26, 2010	Year ended December 27, 2009	Year ended December 28, 2008
Net sales	$1,582,861	$1,502,552	$1,847,034
Cost of goods sold	1,439,312	1,296,132	1,599,270

Gross profit	143,549	206,420	247,764
Selling, general and administrative expenses	150,339	150,139	159,051
Loss on asset disposals	3,879	8,969	22,560
Impairment of goodwill	—	17,210	—
Asset impairment	20,536	—	555

Operating (loss) income	(31,205)	30,102	65,598
Interest expense, net of interest income of $211, $535 and $1,101	70,616	63,096	61,624
Loss on debt extinguishment	—	2,520	—
Reclassification of unrealized loss on cash flow hedges to interest expense	—	9,108	—
Foreign currency exchange loss (gain), net	2,221	(2,577)	14,107
Gain from bargain purchase	(1,733)	—	—

Loss from continuing operations before income taxes	(102,309)	(42,045)	(10,133)
Income tax provision (benefit)	1,904	(6,389)	2,067

Loss from continuing operations	(104,213)	(35,656)	(12,200)
Loss from discontinued operations, net of income tax provision of $0	—	—	(628)
Gain on sale of discontinued operations, net of income tax provision of $0	—	—	777

Net loss	$(104,213)	$(35,656)	$(12,051)

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S (DEFICIT) EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholder’s equity (deficit)	Comprehensive income (loss)
	Shares	Amount
December 30, 2007	100	$—	$254,995	$(179,039)	$12,571	$88,527
Net loss	—	—	—	(12,051)	—	(12,051)	$(12,051)
Adjustment to retained earnings resulting from adoption of the measurement date provisions of new pension accounting rules, net of tax of $45	—	—	—	(157)	—	(157)
Pension liability adjustments, net of tax of $1,021	—	—	—	—	(25,397)	(25,397)	(25,397)
Unrealized investment loss, net of tax of $0	—	—	—	—	(13)	(13)	(13)
Recognition of realized gain on cash flow hedge, net of tax of $153	—	—	—	—	(108)	(108)	(108)
Unrealized loss on cash flow hedge, net of tax of $0	—	—	—	—	(8,275)	(8,275)	(8,275)
Reclassification of realized loss on cash flow hedges, net of tax of $0	—	—	—	—	4,238	4,238	4,238
Foreign currency translation adjustment	—	—	—	—	(15,472)	(15,472)	(15,472)

Total comprehensive loss							$(57,078)

December 28, 2008	100	$—	$254,995	$(191,247)	$(32,456)	$31,292
Net loss	—	—	—	(35,656)	—	(35,656)	$(35,656)
Foreign currency translation adjustment	—	—	—	—	10,435	10,435	10,435
Pension liability adjustments, net of tax of $1,050	—	—	—	—	1,174	1,174	1,174
Unrealized investment loss, net of tax of $0	—	—	—	—	12	12	12
Recognition of realized gain on cash flow hedge, net of tax of $(215)	—	—	—	—	(150)	(150)	(150)
Unrealized loss on cash flow hedges, net of tax of $0	—	—	—	—	(1,514)	(1,514)	(1,514)
Reclassification of realized loss on cash flow hedges to interest expense, net of tax of $0	—	—	—	—	3,512	3,512	3,512
Reclassification of unrealized loss on cash flow hedges to interest expense upon termination of hedge accounting, net of tax of $0	—	—	—	—	9,108	9,108	9,108

Total comprehensive loss							$(13,079)

December 27, 2009	100	$—	$254,995	$(226,903)	$(9,879)	$18,213

(Continued)

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S (DEFICIT) EQUITY AND COMPREHENSIVE INCOME (LOSS), CONTINUED

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholder’s equity (deficit)	Comprehensive income (loss)
	Shares	Amount
December 27, 2009	100	$—	$254,995	$(226,903)	$(9,879)	$18,213
Net loss	—	—	—	(104,213)	—	(104,213)	$(104,213)
Pension liability adjustments, net of tax benefit of $395	—	—	—	—	(3,249)	(3,249)	(3,249)
Return of capital to parent	—	—	(100)	—	—	(100)
Foreign currency translation adjustment	—	—	—	—	1,845	1,845	1,845

Total comprehensive loss							$(105,617)

December 26, 2010	100	$—	$254,895	$(331,116)	$(11,283)	$(87,504)

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 26, 2010	Year ended December 27, 2009	Year ended December 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(104,213)	$(35,656)	$(12,051)
Loss from discontinued operations, net of income tax	—	—	628
Gain on sale of discontinued operations, net of income tax	—	—	(777)

Loss from continuing operations	(104,213)	(35,656)	(12,200)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	109,576	70,003	77,726
Deferred financing fee amortization	6,989	6,017	4,535
Gain from bargain purchase	(1,733)	—	—
Impairment of goodwill	—	17,210	—
Asset impairment	20,536	—	555
Loss on asset disposals	3,879	8,969	22,560
Loss on debt extinguishment	—	2,520	—
Pension plan curtailment loss	1,475	—	—
Reclassification of unrealized loss on cash flow hedges to interest expense	—	9,108	—
Deferred income taxes	(911)	(8,553)	(808)
Foreign currency exchange loss (gain), net	2,221	(2,577)	14,107
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	5,450	1,245	43,388
Inventories	12,123	54,523	8,265
Prepaid expenses and other current assets	(1,415)	5,596	3,968
Other assets	2,013	1,106	1,911
Accounts payable	(14,086)	23	(4,932)
Accrued expenses and other current liabilities	3,336	493	(23,213)
Other liabilities	(3,300)	5,600	(2,589)
Other, net	1,761	2,310	(696)

Net cash provided by operating activities-continuing operations	43,701	137,937	132,577
Net cash used in operating activities-discontinued operations	—	—	(638)

Net cash provided by operating activities	$43,701	$137,937	$131,939

(Continued)

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year ended December 26, 2010	Year ended December 27, 2009	Year ended December 28, 2008
Net cash provided by operating activities	$43,701	$137,937	$131,939

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	7,721	16,610	10,503
Proceeds from sale of discontinued operations	—	—	850
Purchases of property, plant and equipment	(42,155)	(71,815)	(79,698)
Business acquisition, net of cash acquired	(23,661)	—	—
Decrease (increase) in restricted cash	8,470	(10,410)	—
Decrease (increase) in cash in escrow	—	50	(50)
Proceeds from insurance reimbursement	1,201	—	—

Net cash used in investing activities-continuing operations	(48,424)	(65,565)	(68,395)
CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving credit facilities	(2,321)	(13,000)	(2,100)
Borrowings under the 10.5% Senior Secured Notes	—	293,784	—
Repayments of term notes	(410)	(363,204)	(38,082)
Repayments of other debt	(373)	(344)	(135)
Return of capital to parent	(100)	—	—
Debt issuance costs	(743)	(18,314)	—

Net cash used in financing activities-continuing operations	(3,947)	(101,078)	(40,317)

Effect of exchange rate changes on cash	175	1,208	694

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,495)	(27,498)	23,921
CASH AND CASH EQUIVALENTS, beginning of period	30,006	57,504	33,583

CASH AND CASH EQUIVALENTS, end of period	$21,511	$30,006	$57,504

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of capitalized interest	$70,031	$53,139	$57,877

Income (tax refunds) taxes paid, net	$(88)	$1,912	$6,908

See accompanying notes to consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature, Formation and Organization of Business

Solo Cup Company, a Delaware corporation (“Solo Delaware”), was incorporated in Delaware in January 2004 to be the holding company for Solo Cup Company, an Illinois corporation (“Solo Illinois”), and its subsidiaries, and for SF Holdings Group, Inc. and its subsidiaries, including Sweetheart Cup Company Inc. Effective February 22, 2004, Solo Illinois became a wholly owned subsidiary of Solo Delaware, and Solo Delaware acquired 100% of the outstanding capital stock of SF Holdings.

Solo Illinois was established in 1936. Sweetheart Cup Company’s operating history dated back to the founding of a predecessor company in 1911. In September 2005, Sweetheart Cup Company changed its name to Solo Cup Operating Corporation, and in October 2005, Solo Illinois merged with and into Solo Cup Operating Corporation, with Solo Cup Operating Corporation as the surviving entity. As a result of these transactions, Solo Delaware is a holding company, the material assets of which are 100% of the capital stock of SF Holdings. SF Holdings owns 100% of the capital stock of Solo Cup Operating Corporation, which, in turn, owns various direct and indirect subsidiaries. In these financial statements, the terms “we,” “us” and “our” refer to Solo Delaware and its direct and indirect subsidiaries.

Solo Delaware is a wholly owned subsidiary of Solo Cup Investment Corporation. As of December 26, 2010, SCC Holding Company LLC owns 67.26%, Vestar Capital Partners IV, L.P. and certain of its affiliates own 32.71% and management of Solo Delaware owns the remaining 0.03% of Solo Cup Investment Corporation.

We are a leading producer and marketer of single-use products used to serve food and beverages. We distribute our products globally and have served our industry for 75 years. We manufacture and supply a broad portfolio of single-use products, including cups, lids, take-out and other food containers, plates, bowls, portion cups, cutlery and straws, with products available in plastic, paper, foam, post-consumer recycled content and annually renewable materials. We operate manufacturing facilities and distribution centers in the United States, Canada, Mexico, Panama and the United Kingdom.

(2)	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Solo Delaware and its subsidiaries. As of December 26, 2010 and December 27, 2009, Solo Delaware wholly owned all of its subsidiaries directly or indirectly. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the consolidated financial statements requires us to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the period. Financial statement elements subject to significant estimation include, but are not limited to: the realizable value of accounts receivable, inventories, spare parts and deferred tax assets; the carrying value of property, plant, and equipment, intangible and other assets; the measurement of assets and obligations related to employee benefit plans and our long term incentive plan; the determination of the fair value of derivative instruments and debt; and provisions for discounts and allowances provided to customers. Actual results may differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid securities with original maturities of thirty days or less. As of December 26, 2010, cash and cash equivalents includes approximately $7.3 million representing net proceeds of the December 2010 sale of our Springfield, Missouri manufacturing facility. The indentures governing our senior secured and senior subordinated notes generally require us to use these proceeds to purchase or improve assets useful in our business or to purchase a business that is related, complementary or ancillary to our existing business.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and discounts and deductions, and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on a specific analysis of collectability and historical write-off experience. Account balances are charged against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote.

Some customer discounts and allowances are earned by, and payable to, customers only if they meet specified levels of sales volume. We record such customer discounts and allowances based on the estimated and probable allowances for the period. The amounts are recorded as a reduction of net sales based on the customers’ actual sales volumes for the period. The most significant allowance reflects our estimates of discounts that some foodservice customers are entitled to claim based on their distribution activities. Customer accounts and allowances for which a right of offset exists are presented net within accounts receivable. If no right of offset exists, the amounts are included in accrued customer allowances.

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

Vendor Incentives

We are entitled to certain vendor incentives only if we make a specified level of annual purchases. We record such incentives based on the actual purchases made on a year-to-date basis compared to targets or specified levels of purchases. The amounts are recorded as a reduction of cost of goods sold and inventory based on the volume purchased during the period.

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

We capitalize interest costs, when appropriate, as a component of construction in progress.

Spare Parts

We capitalize the spare parts that we purchase and expense them as the parts are used. The carrying value of capitalized spare parts is stated net of an allowance for excess and obsolete parts, and is included in other current assets and other assets in our Consolidated Balance Sheets.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. In accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, we test goodwill and other intangible assets with indefinite lives for impairment at least annually, at the end of October, or sooner if a triggering event that suggests possible impairment of the values of these assets occurs. Impairment testing for these assets involves a two-step process. In the first step, the fair value of the reporting unit holding the assets is compared to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the fair market value of the reporting unit is allocated to all of its assets and liabilities including intangible assets with indefinite lives. The excess, if any, of the fair market value of the reporting unit over the sum of the fair market values allocated to identified assets and liabilities is the calculated value of goodwill to be compared to its carrying value (Note 8).

Deferred Financing Fees

Deferred financing fees include costs incurred to obtain financing from lenders. We capitalize debt issuance costs as deferred financing fees and amortize the fees over the term of the related debt using the effective interest rate method for term debt and on a straight-line basis for revolving credit facilities.

Pre-production Design and Development Costs

We expense design and development costs related to products to be sold under long-term supply arrangements as those costs are incurred, with the exception of costs for molds, dies and other tools that we will own or have non-cancelable rights to use in producing the products under long-term supply arrangements. We capitalize and depreciate those costs as equipment.

Impairment of Long-lived Assets

We review long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure the recoverability of an asset to be held and used by comparing the carrying amount of that asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset. We present assets to be disposed of separately in our Consolidated Balance Sheets and report them at the lower of the carrying amount or fair value less costs to sell. Such assets are no longer depreciated (Note 5).

Deferred Rent

Some of our operating leases include rent escalation clauses that provide for scheduled changes in base rentals over their terms, tenant improvement allowances funded by landlord incentives or rent holidays that provide for rental payments commencing at a date other than the date of initial occupancy. For these leases, we recognize the total rental amounts due, net of tenant improvement allowances, over the lease terms as rental expense on a straight-line basis. The difference between the rent due under the stated periods of the lease compared to that of the straight-line basis is recorded as deferred rent. Deferred rent of $28.8 million and $24.9 million is included in other liabilities (non-current) in our Consolidated Balance Sheets as of December 26, 2010 and December 27, 2009, respectively.

Income Taxes

We account for income taxes in accordance with the asset and liability method described in FASB ASC Topic 740, Income Taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and income tax bases of assets and liabilities, and tax credit and operating loss carryforwards. These items are recorded using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period in which the rate change is enacted.

A valuation allowance is established whenever we believe that it is more likely than not that deferred tax assets may not be realizable (Note 9).

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments and Hedging Activities

We record all derivative instruments on our Consolidated Balance Sheets at their respective fair values.

We historically have used interest rate derivative contracts, including interest rate swaps or caps, to manage exposure relating to the variability in interest payments on our outstanding debt. At the inception of a derivative contract, we designate the derivative as part of a cash flow hedge or a fair value hedging relationship, depending on the nature of the risk being hedged and whether or not the derivative contract qualifies as a highly-effective hedge of the underlying hedged item. Changes in the fair value of derivative contracts are recorded in earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is effective as a hedge and on the type of hedging transaction.

Derivatives are classified in our Consolidated Balance Sheets in other assets or other liabilities, as applicable, and are classified as current or non-current based on the scheduled maturity of the instrument.

Revenue Recognition

We recognize all of our revenue through the sale of manufactured or sourced products and record sales when the sales price is fixed or determinable, products are shipped, title and risk of loss has passed to the customer, and collection is reasonably assured.

We record specified costs that relate to promotional programs and incentive cash rebates as a reduction of sales.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs amounted to $4.0 million, $2.5 million and $3.2 million for the years ended December 26, 2010, December 27, 2009 and December 28, 2008, respectively.

Advertising Costs

Advertising production costs are expensed as incurred, while advertising media costs are expensed in the period in which the related advertising first takes place. Advertising costs amounted to $7.2 million, $7.7 million and $5.0 million for the years ended December 26, 2010, December 27, 2009 and December 28, 2008, respectively.

Fair Value Measurements

We use a fair value hierarchy that prioritizes the inputs to techniques used to measure fair value into three broad levels. The level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety. These levels include:

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

We have applied fair value measurements for either accounting or disclosure purposes, as applicable, to our assets and liabilities, as follows: assets held for sale (Note 5), goodwill (Note 8), 10.5% senior secured notes and 8.5% senior subordinated notes (Note 10), interest rate swap agreements (Note 12), pension plan assets (Note 13), long term incentive plan (Note 16) and an accounting guarantee (Note 17).

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

Financial Accounting Standards Board Accounting Standards Codification

The FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 in July 2009. Pursuant to the statement, the FASB ASC officially became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related accounting literature. After July 1, 2009, the FASB ASC is the sole level of authoritative GAAP. All other accounting literature is considered non-authoritative. The FASB ASC reorganizes the thousands of GAAP pronouncements into approximately 90 accounting topics and displays them using a consistent structure. Also included in the FASB ASC is relevant SEC guidance organized using the same topical structure in separate sections. The statement is effective for interim and annual periods ending after September 15, 2009. In accordance with this Statement, all references to authoritative accounting literature within our financial statement disclosures are references to the FASB ASC.

FASB ASC Topic 820, Fair Value Measurements

On December 28, 2009, the first day of our 2010 fiscal year, we adopted new accounting guidance that is included in FASB ASC Topic 820, Fair Value Measurements and Disclosures. Historically, we were required to disclose only the amounts of transfers into or out of Level 3 in the fair value hierarchy (Note 12). This new guidance requires us also to disclose the amount of significant transfers into or out of Level 1 and Level 2 in the fair value hierarchy (Note 12) and the reasons for these transfers. In addition, the guidance clarifies certain existing disclosure requirements. The adoption of these changes had no impact on our consolidated financial statements or disclosures for the fiscal year ended December 26, 2010.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), to provide guidance on measuring the fair value of investments in entities that calculate net asset value. The update amends FASB ASC Topic 820, Fair Value Measurements and Disclosures. The amendment permits, as a practical expedient, a reporting entity to measure the fair value of an investment, which is within the scope of the standard, on the basis of net asset value per share of the investment (or its equivalent). The amendment also requires disclosures by major category of investment about the attributes of investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. We adopted the new standard beginning with our December 27, 2009 financial statements. The impact of adoption, which solely related to certain investments within our defined benefit pension plan assets, was not material.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Business Combination

On March 31, 2010, we acquired all of the outstanding capital stock of InnoWare Plastic Holding Company, Inc., a manufacturer and marketer of a comprehensive line of plastic take-out containers, to further broaden our product offering. Acquisition consideration was $24 million in cash. We operate a manufacturing facility and warehouse for the acquired product line in Thomaston, Georgia. We market the acquired product line under our Creative Carryouts® brand. The following table summarizes our allocation of consideration paid to the fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

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

In accordance with the accounting guidance related to business combinations, any excess of fair value of acquired net assets over the acquisition consideration results in a bargain purchase gain that must be recognized in earnings on the acquisition date. We recognized a gain from bargain purchase of approximately $1.7 million during the year ended December 26, 2010, which we disclose as a separate item in our 2010 Consolidated Statement of Operations.

Operating results for the product line are included in our 2010 Consolidated Statement of Operations from the date of acquisition, March 31, 2010. Pro forma results are not presented, as the acquisition is not material to our consolidated results.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Plant Closures

On May 6, 2010, our Board of Directors committed to a plan designed to further optimize our manufacturing footprint. Under the plan, we intend to close our manufacturing facilities in Owings Mills, Maryland; North Andover, Massachusetts; and Springfield, Missouri by the end of 2011. We expect to incur costs over the life of the plan in the range of $111 to $126 million, of which approximately $25 to $29 million (identified in the table below as severance and equipment relocation and related costs) will require future cash expenditures, the majority of which are expected to be made in our 2011 fiscal year. Equipment relocation and related costs are expensed as incurred and approximately $5 million of these expenditures were incurred in the year ended December 26, 2010.

The total expected costs include severance payments, equipment relocation and related costs, a charge attributable to lease payments for our North Andover facility that we will remain obligated to make in periods after we exit the facility, asset impairment charges, and accelerated depreciation for certain property, plant and equipment that will not be used after the facilities are closed. The following table summarizes the estimated costs that we expect to incur over the life of the plan as well as the amounts incurred during the fiscal year ended December 26, 2010 (in millions):

	Estimated range of total costs as of December 26, 2010		Incurred during the fiscal year ended December 26, 2010
Severance	$5	$7	$7
Equipment relocation and related costs	20	22	5
Pension plan curtailment loss (Note 13)	1	2	2
Accrual of remaining lease payments	4	6	—
Asset impairment	16	19	17
Accelerated depreciation	65	70	40

Total expected costs	$111	$126	$71

In our Consolidated Statements of Operations, severance costs, equipment relocation and related costs, the curtailment loss and accelerated depreciation are included in cost of goods sold. As of December 26, 2010, accrued severance of approximately $7 million is included in other current liabilities in our Consolidated Balance Sheet. Payments for severance of approximately $0.5 million have been made through December 26, 2010.

(5)	Assets Held for Sale

On July 30, 2010, we entered into a purchase and sale agreement to sell our Springfield, Missouri manufacturing facility for approximately $7.9 million and to lease back the property for a period of up to one year from the closing date. We classify assets as held for sale when they meet the criteria set forth in FASB ASC Topic 360, Property, Plant, and Equipment. Based on the execution of the purchase and sale agreement in our third fiscal quarter of 2010, our manufacturing facility in Springfield, Missouri met the criteria and we reclassified this property from held and used to held for sale. Accordingly, we recorded an impairment of approximately $3.4 million to adjust the carrying value of this property in the thirteen weeks ended September 26, 2010 to fair value less costs to sell. In December 2010, we completed the sale of the facility, and as a result, we have no assets classified as held for sale on our December 26, 2010 Consolidated Balance Sheet.

As of December 27, 2009, assets held for sale consist of a manufacturing facility in Belen, New Mexico that was closed and subsequently reclassified to assets held for sale during the first quarter of 2009. The facility’s carrying value has not been adjusted as its estimated fair value less costs to sell exceeds carrying value. During our second fiscal quarter of 2010, the property no longer met the criteria to be classified as held for sale because we no longer believed it was probable that we would sell the property within twelve months of that date. As a result, we reclassified the land and building to property, plant and equipment on our 2010 Consolidated Balance Sheet and adjusted the carrying value to reflect the depreciation expense that would have been recognized had the asset been continuously classified as held and used.

The fair values of the properties were determined using the market approach, which includes an analysis of sales prices for similar properties in similar locations. These are considered Level 2 inputs in the fair value hierarchy described in FASB ASC Topic 820, Fair Value Measurements and Disclosures.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Inventories

Inventories consist of the following (in thousands):

	December 26, 2010	December 27, 2009
Finished goods	$166,042	$164,628
Work in process	12,307	12,218
Raw materials and supplies	49,240	55,736

Total inventories	$227,589	$232,582

(7)	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 26, 2010	December 27, 2009
Land	$39,231	$41,718
Buildings and improvements	168,326	163,122
Machinery and equipment	816,857	762,322
Construction in progress	17,546	68,852

Total property, plant and equipment	1,041,960	1,036,014
Less - accumulated depreciation	(612,847)	(527,050)

Total property, plant and equipment, net	$429,113	$508,964

Depreciation and amortization of property, plant and equipment for the years ended December 26, 2010, December 27, 2009, and December 28, 2008, was $109.3 million, $70.0 million and $76.2 million, respectively. Depreciation expense in 2010 includes approximately $39.8 million of accelerated depreciation resulting from our decision in May 2010 to close three manufacturing facilities (Note 4). We capitalized approximately $2.2 million, $2.9 million and $2.7 million of interest related to construction in progress for the years ended December 26, 2010, December 27, 2009, and December 28, 2008, respectively.

The loss on asset disposals of $3.9 million and $9.0 million in our Consolidated Statement of Operations for the years ended December 26, 2010 and December 27, 2009, respectively, reflect the disposal of production equipment retired as a result of plant closures and consolidation. In addition, the loss for the year ended December 27, 2009 includes adjustments made during the third and fourth fiscal quarters of 2009 to record the retirement of approximately $5.8 million of equipment that should have been recorded in prior periods. We determined these adjustments were not material to our then-current- and prior- period consolidated financial statements.

The loss on asset disposals of $22.6 million in our Consolidated Statement of Operations for the year ended December 28, 2008 primarily reflects losses on the disposal of non-core assets, including the March 2008 sale of our dairy packaging machinery and equipment, as well as outdated production equipment retired as a result of plant closures and consolidation.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Goodwill and Intangible Assets

Intangible assets

Amortizable intangible assets established as part of fair value accounting for our March 31, 2010 acquisition (Note 3) consisted of a brand name, a trade name, a patent and customer relationships. The intangible assets have a weighted-average useful life of approximately five years. The table below summarizes the intangible assets by major category (in thousands):

	December 26, 2010
	Gross Carrying Amount	Accumulated Amortization
Brand name, trade name and patent	$920	$197
Customer relationships	220	33

Total identifiable intangible assets	$1,140	$230

Amortization expense related to amortizable intangible assets was $0.2 million and $1.5 million during the years ended December 26, 2010 and December 28, 2008, respectively. Our amortizable intangible assets established as part of fair value accounting for our February 2004 acquisition of SF Holdings were fully amortized as of December 28, 2008; therefore, no amortization expense was recognized during the year ended December 27, 2009.

Impairment of goodwill

The changes in the carrying value of goodwill formerly included in our Europe reporting unit were as follows (in thousands):

Europe
Balance at December 28, 2008	$15,459
Translation adjustment	1,751
Impairment of goodwill	(17,210)

Balance at December 27, 2009	$—

In the above table, the carrying value of goodwill is presented net of accumulated impairment losses of $37.5 million as of December 27, 2009 and $20.3 million as of December 28, 2008.

We tested goodwill for impairment at least annually, as of the end of October, or sooner if a triggering event that suggested possible impairment of the value of the goodwill occurred. During the third quarter of 2009, despite increasing sales in the first and second quarters and the implementation of programs intended to reduce costs and gain manufacturing efficiencies, our Europe reporting unit continued to incur declining margins and lower operating results. These results were in part due to increased competition, a decline in the European economy and higher input costs, such as resins and electricity, which were unable to be passed along through further price increases. We considered this combination of factors evidence of a permanent change in the long-term prospects of our European business. As a result, we determined that it was at risk of failing step one of the impairment test such that the reporting unit’s estimated fair value would not be in excess of its carrying value and concluded that there were sufficient indicators to perform an interim goodwill impairment analysis of our Europe reporting unit. Step one of the impairment test was performed as of September 27, 2009. Fair value was estimated using a discounted cash flow valuation model. The key assumptions used in the model included the discount rate, terminal growth rate, and cash flow projections. These key assumptions represent significant unobservable inputs, which are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurements and Disclosures. The discount rate was set by using the Weighted Average Cost of Capital methodology, which considers market and industry data. The 14% discount rate utilized in the test was indicative of the return an investor would expect to receive for investing in such a business. The determination of projected cash flows was based on the business’ strategic plans and long-range planning forecasts and represented our best estimates based on current and forecasted market conditions. The profit margin assumptions were projected based on the then current cost structure and anticipated net cost increases and/or reductions. The terminal business value was determined using a common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant weighted-average cost of capital and terminal growth rate of 3%. Step one of the impairment test resulted in an estimated fair value less than carrying value. Consequently, step two was performed to calculate the amount of impairment, which concluded that the goodwill was fully impaired. As a result, we recorded a goodwill impairment charge of approximately $17.2 million during the thirteen weeks ended September 27, 2009. After this charge, there is no remaining goodwill on our Consolidated Balance Sheet.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the third quarter of 2009, an impairment analysis of long-lived assets, excluding goodwill, was performed in conjunction with the interim goodwill impairment test for our Europe reporting unit. An impairment loss would be recognized if the carrying amount of these long-lived assets was not recoverable and exceeded its estimated fair value. The undiscounted future cash flows expected to result from the use and eventual disposition of these assets substantially exceeded their carrying value; therefore, we concluded that the assets were not impaired.

(9)	Income Taxes

Sources of the loss from continuing operations before income taxes and the components of income tax provision (benefit) are as follows (in thousands):

	For the year ended December 26, 2010	For the year ended December 27, 2009	For the year ended December 28, 2008
Loss from continuing operations before income taxes:
United States	$(105,481)	$(26,049)	$(16,803)
Foreign	3,172	(15,996)	6,670

Total	$(102,309)	$(42,045)	$(10,133)

Income tax provision (benefit):
Current:
U.S. federal	$—	$—	$—
State	371	182	276
Foreign	2,444	1,982	2,599

Total current	$2,815	$2,164	$2,875
Deferred:
U.S. federal	$(1,003)	$(8,265)	$99
State	301	—	—
Foreign	(209)	(288)	(907)

Total deferred	$(911)	$(8,553)	$(808)

Total income tax provision (benefit)	$1,904	$(6,389)	$2,067

The following reconciles the expected U.S. federal statutory income tax benefit based on loss from continuing operations before income taxes with our income tax provision (benefit) (in thousands):

	For the year ended December 26, 2010	For the year ended December 27, 2009	For the year ended December 28, 2008
Income tax benefit at U.S. statutory rate	$(35,808)	$(14,715)	$(3,494)
Foreign rate differential	364	(324)	(176)
State taxes, net of federal benefit	372	151	(215)
Impairment of goodwill	—	3,904	—
Change in valuation allowance	36,853	9,267	14,758
Other	123	(4,672)	(8,806)

Income tax provision (benefit)	$1,904	$(6,389)	$2,067

During the first quarter of fiscal year 2009, we recorded an adjustment to correct an error in our previously reported deferred tax liabilities. The adjustment increased our income tax benefit and decreased our deferred tax liabilities (noncurrent) by $5.1 million. We determined that this adjustment was immaterial to our then-current- and prior-period financial statements. If the adjustment had been recorded to the corresponding prior period financial statements, it would have increased (decreased) income tax provision by approximately $0.7 million, $2.4 million and $(8.0) million in fiscal years 2008, 2007 and 2006, respectively, and increased other comprehensive income by $0.2 million in 2008. The $5.1 million benefit is included in Other in the above reconciliation.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our deferred tax assets and liabilities are as follows (in thousands):

	December 26, 2010	December 27, 2009
Deferred tax assets attributable to:
Net operating loss and other carryforwards	$119,994	$99,731
Pensions and other postretirement benefits	14,629	14,576
Inventory	15,314	16,221
Employee benefit accruals	10,423	7,547
Accounts receivable	10,861	12,016
Accrued customer allowances	—	626
Intangible assets	9,053	12,155
Sale-leaseback	16,545	17,547
Unrealized losses	1,438	290
Other accruals	16,486	17,555

Gross deferred tax assets	214,743	198,264
Valuation allowance	(152,675)	(115,822)

Net deferred tax assets	62,068	82,442
Deferred tax liabilities attributable to:
Property, plant and equipment	63,888	85,983
Unrealized gains	—	—

Gross deferred tax liabilities	63,888	85,983

Net deferred tax liabilities	$(1,820)	$(3,541)

As of December 26, 2010, we had approximately $319.3 million of U.S. federal tax net operating loss carryforwards that expire between 2018 and 2030, of which $17.0 million were subject to the provisions of Internal Revenue Code Section 382. We establish a valuation allowance for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based upon the level of historical pre-tax losses and projections for future taxable income over the periods in which the deferred tax assets are deductible, we concluded during 2006 that it was more likely than not that we would not fully realize the benefits of our deductible differences. Accordingly, we recorded an income tax provision of $119.6 million during 2006 to establish a valuation allowance for our net deferred tax assets, including federal and state net operating loss carryforwards and other deferred tax assets. During the year ended December 26, 2010, we increased our U.S. valuation allowance by $36.2 million.

In 2009, we assessed the realizability of the deferred tax assets of our European operations and concluded that it was more likely than not that we would not fully realize the benefits of our existing deferred tax assets and established a valuation allowance in the amount of $1.6 million. During the year ended December 26, 2010 we increased the valuation allowance related to our European operations by $0.7 million, of which all related to activity from continuing operations.

It is our intention to permanently reinvest undistributed earnings in our foreign subsidiaries with the exception of $24.6 million of Canadian earnings, $19.7 million of which was deemed to be distributed to the United States in 2010. We have not made a provision for future income taxes for the remaining undistributed earnings of certain foreign subsidiaries, as we consider these earnings to be indefinitely reinvested in these operations. As of December 26, 2010, such aggregated earnings for which taxes have not been provided were $52.6 million.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize interest and penalties related to unrecognized tax benefits as income tax expense. As of December 26, 2010, we had accrued approximately $0.2 million for interest and penalties.

Solo Delaware and its subsidiaries file income tax returns with federal and various states and provinces in the United States, Canada, Mexico, Panama, and the United Kingdom. Our U.S. tax returns remain subject to examination for the year ended December 31, 2004 and all subsequent periods. Our Canadian federal tax returns remain subject to examination for the fiscal year ended December 31, 2004 and all subsequent periods. Our United Kingdom returns remain subject to examination for the year ended December 31, 2003 and all subsequent periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the year ended December 26, 2010	For the year ended December 27, 2009
Balance at the beginning of the year	$8,442	$8,137
Additions related to tax positions taken in the current year	2,781	607
Additions related to tax position taken in previous years	442	1,329
Reduction in tax position taken in previous years	(108)	(1,631)

Balance at the end of the year	$11,557	$8,442

As of December 26, 2010, the unrecognized tax benefits are $11.6 million, of which only $1.5 million would affect our annual effective tax rate, if recognized, because of valuation allowances in certain jurisdictions. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Debt

A summary of long-term debt is as follows (in thousands):

	December 26, 2010	December 27, 2009
Long-term debt:
10.5% Senior Secured Notes due 2013	$300,000	$300,000
Unamortized discount	(4,464)	(5,703)

10.5% Senior Secured Notes due 2013, net	295,536	294,297
8.5% Senior Subordinated Notes due 2014	325,000	325,000
Asset-based Revolving Credit Facility	10,027	15,000
Canadian Credit Facility – Revolver	2,669	—
Canadian Credit Facility – Term Loan	—	404
Capital lease obligations	4,483	1,388

Total long-term debt	637,715	636,089
Less: Current maturities of long-term debt	430	779

Long-term debt, net of current maturities	$637,285	$635,310

Scheduled maturities of long-term debt at December 26, 2010, excluding capital lease obligations (Note 11), are as follows (in thousands):

2013	$312,696
2014	325,000

$637,696

On July 2, 2009, Solo Delaware and Solo Cup Operating Corporation issued $300.0 million of 10.5% Senior Secured Notes due 2013, and we entered into a new asset-based revolving credit facility providing for borrowings of up to $200.0 million, subject to borrowing base limitations and other specified terms and conditions. We used the initial borrowings under our asset-based revolving credit facility of $28.3 million, together with net proceeds of $293.8 million from the issuance of our senior secured notes, to (1) repay the $300.9 million of borrowings outstanding, including accrued interest thereon, under the first lien credit facility, (2) pay $17.3 million of debt issuance costs relating to the senior secured notes and the asset-based revolving credit facility, and (3) provide $3.9 million for operating needs. We deferred the debt issuance costs and are amortizing them through 2013, when the senior secured notes and borrowings under the asset-based revolving credit facility mature. As of December 26, 2010, unamortized debt issuance costs related to the refinancing of $12.8 million are included in other assets on our Consolidated Balance Sheet.

In connection with these refinancing transactions, we reclassified $9.1 million of unrealized losses associated with interest rate swap agreements from accumulated other comprehensive loss to interest expense during the thirteen weeks ended June 28, 2009. See further description in Note 12. In addition, the unamortized balance of debt issuance costs related to the first lien credit facility of $2.5 million was written off in July 2009 as a result of the refinancing.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.5% Senior Secured Notes

Solo Delaware and Solo Cup Operating Corporation co-issued the senior secured notes under an indenture, dated as of July 2, 2009, among the co-issuers, the initial guarantors identified therein and U.S. Bank National Association, as trustee. The senior secured notes mature on November 1, 2013 and bear interest at a rate of 10.5% per annum. Interest on the senior secured notes is payable semi-annually on May 1 and November 1 of each year. We made our first interest payment on November 1, 2009 and have made all scheduled interest payments to date. The senior secured notes were issued at 97.928% of their aggregate principal amount for gross proceeds of $293.8 million, representing a yield to maturity of 11.125%.

The obligations of Solo Delaware and Solo Cup Operating Corporation under the senior secured notes are fully and unconditionally guaranteed, jointly and severally, by the existing guarantors under the indenture (SF Holdings Group, Inc., Solo Manufacturing LLC, P.R. Solo Cup, Inc., Solo Cup Owings Mills Holdings, Lily-Canada Holding Corporation, Solo Cup (UK) Limited, Insulpak Holdings Limited, Solo Cup Europe Limited and Solo Cup Finance Limited). The senior secured notes and related guarantees are secured by a senior lien on substantially all of the assets (other than accounts receivable, specified payment intangibles, inventory, deposit accounts, commodity accounts, securities accounts, lock-boxes, instruments, chattel paper, cash and cash equivalents, general intangibles related to any of the foregoing, proceeds and products of the foregoing and specified assets related thereto, and specifically excluded assets) of the co-issuers and guarantors and by a junior lien on the accounts receivable and other assets identified above that are not subject to the senior lien.

At any time prior to May 1, 2011, we may, on one or more than one occasion, redeem some or all of the senior secured notes at a redemption price equal to 100% of the principal amount of the senior secured notes redeemed, plus a “make-whole” premium as of, and any accrued and unpaid interest to, the applicable redemption date. In addition, at any time prior to May 1, 2011, we also may redeem up to 35% of the aggregate principal amount of senior secured notes, using the proceeds of qualifying equity offerings, at a redemption price of 110.5% of the principal amount of the notes redeemed, and may, not more than once in any 12-month period, redeem up to 10% of the original aggregate principal amount of the senior secured notes at a redemption price of 103%, in each case, plus any accrued and unpaid interest to the applicable redemption date.

On or after May 1, 2011, we may redeem all or a part of the senior secured notes at a redemption price equal to a percentage of the principal amount thereof, plus any accrued and unpaid interest. If redeemed during the 12-month period beginning May 1, 2011, the redemption price would be 105.25%. If redeemed on May 1, 2012 or thereafter, the redemption price would be 100%.

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

The indenture contains covenants that, among other things, restrict the ability of Solo Delaware and its restricted subsidiaries to incur additional debt or issue disqualified stock or preferred stock; create liens; pay dividends, make investments or make other restricted payments; sell assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the assets of Solo Delaware and its restricted subsidiaries; enter into transactions with affiliates; and designate subsidiaries as unrestricted. These covenants are subject to a number of important limitations and exceptions.

Asset-Based Revolving Credit Facility

The asset-based revolving credit facility provides for revolving credit financing of up to $200.0 million, including a $40.0 million sub-limit for letters of credit, and has a maturity date of July 2, 2013.

Our ability to borrow under the asset-based revolving credit facility is limited to a borrowing base equal to 85% of eligible accounts receivable plus the lower of (1) 65% of eligible inventory and (2) 85% of the net orderly liquidation value of eligible inventory, minus availability reserves, and is subject to other conditions, limitations and reserve requirements. As of December 26, 2010, we had available capacity of $145.4 million under our asset-based revolving credit facility after taking into account borrowing base limitations and outstanding letters of credit.

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

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest accrues on outstanding borrowings under the asset-based revolving credit facility at a rate of either LIBOR (as defined in the asset-based revolving credit facility) plus a margin of 4% per annum or a specified base rate plus a margin of 3% per annum, at our option. These interest rate margins are subject to adjustment based on borrowing base availability. As of December 26, 2010, outstanding borrowings under the asset-based revolving credit facility bore interest at an effective rate of 6.25%.

8.5% Senior Subordinated Notes

On February 27, 2004, Solo Delaware issued $325.0 million of 8.5% Senior Subordinated Notes due 2014 under an indenture among the issuer, the initial guarantors identified therein and U.S. Bank National Association, as trustee. The senior subordinated notes mature on February 15, 2014 and bear interest at a rate of 8.5% per annum. Interest on the senior subordinated notes is payable semi-annually on February 15 and August 15 of every year. We have made all scheduled interest payments to date.

The obligations of Solo Delaware under the senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by the existing guarantors under the indenture (SF Holdings Group, Inc., Solo Manufacturing LLC, P.R. Solo Cup, Inc., Solo Cup Owings Mills Holdings, Lily-Canada Holding Corporation, Solo Cup (UK) Limited, Insulpak Holdings Limited, Solo Cup Europe Limited and Solo Cup Finance Limited).

The senior subordinated notes were not redeemable before February 15, 2009. Starting on that date, we have the option to redeem all or a portion of the senior subordinated notes at a redemption price equal to a percentage of the principal amount thereof plus accrued interest. If redeemed during the 12-month period from February 15, 2010, the applicable percentage is 102.833%; from February 15, 2011, the applicable percentage is 101.417%; and from February 15, 2012 and thereafter, the applicable percentage is 100% of the principal amount to be redeemed. The senior subordinated notes provide that upon the occurrence of a change of control, as defined, the holders thereof will have an option to require the redemption of the notes at a redemption price equal to 101% of the principal amount thereof, plus accrued interest. The indenture governing the senior subordinated notes contains various covenants which, subject to specified exceptions, prohibit, or limit, among other things, asset sales, changes of control, dividend payments, equity repurchases or redemptions, the incurrence of additional debt, the issuance of disqualified stock, specified transactions with affiliates, the creation of additional liens and specified other business activities.

Canadian Credit Facility

On December 15, 2010, Solo Cup Canada Inc. (“Solo Canada”), an indirect wholly owned subsidiary of Solo Cup Company, entered into a credit agreement (the “Canadian Credit Agreement”) with GE Canada Finance Holding Company (“GE Capital”), as a lender and agent for all lenders, providing for an asset-based revolving credit financing of up to CA$17.0 million, including a CA$2.0 million sublimit for letters of credit. The Canadian credit facility expires on December 15, 2013. The Canadian Credit Agreement amends and replaces in its entirety the Credit Agreement dated as of September 24, 2004, as amended, between Solo Canada (formerly known as Lily Cups Inc.), as borrower, and GE Capital, as agent and lender, and terminates the availability of borrowings thereunder.

Solo Canada’s ability to borrow under the Canadian credit facility is limited to a borrowing base equal to 85% of eligible accounts receivable; plus the lower of (a) 70% of eligible raw materials and finished goods inventory and (b) 85% of the net orderly liquidation value of eligible raw materials and finished goods inventory; plus the lower of (a) 25% of eligible work-in-process inventory and (b) $1,000,000; less availability reserves, and is subject to other conditions, limitations and reserve requirements. As of December 26, 2010, we had available capacity of $11.8 million under our Canadian credit facility after taking into account borrowing base limitations and outstanding letters of credit.

Solo Canada may borrow funds under the Canadian credit facility, at its option, in Canadian or U.S. dollars. Canadian dollar denominated loans bear interest, at Solo Canada’s option, at a variable rate equal to: (1) the Canadian Bankers Acceptance Rate (the “BA Rate”), plus 2.5% per annum; or (2) the Canadian Prime Rate (being the higher of the (a) Canadian Bank Prime Rate and (b) 1.35% over the 30-day BA Rate), plus 1.25% per annum. U.S. dollar denominated loans bear interest, at Solo Canada’s option, at a variable rate equal to: (1) the U.S. Base Rate, plus 0.75% per annum; or (b) LIBOR, plus 2.5% per annum.

As of December 26, 2010, the Canadian ABL facility had an outstanding balance of CA$2.7 million (approximately $2.7 million) and carried an effective interest rate of 4.25%.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)	Leases

The gross amount of machinery and equipment held under capital leases, and related accumulated amortization, were as follows (in thousands):

	December 26, 2010	December 27, 2009
Machinery and equipment	$5,202	$1,673
Less accumulated amortization	(1,009)	(781)

	$4,193	$892

Capital lease obligations were $4.5 million and $1.4 million as of December 26, 2010 and December 27, 2009, respectively. As of December 26, 2010, capital lease obligations consisted of various machines and one warehouse with leases expiring between 2011 and 2022. Amortization expense was $0.3 million, $0.4 million, and $0.2 million for the years ended December 26, 2010, December 26, 2009, and December 28, 2008, respectively.

We also have several non-cancelable operating leases that expire over the next 17 years and provide for renewal terms. These include property leases with escalation clauses averaging 0.3% to 4.0% annually, as well as leases of machinery, office equipment and vehicles.

In June 2007, we entered into a lease agreement in conjunction with the sale of six of our manufacturing facilities. The sole proceeds of $130.0 million were used to retire the second lien credit facility. Upon the sale of the six properties, we immediately leased them back pursuant to a 20-year term lease. The lease contains four five-year renewal term options and is non-cancelable. Rent is payable on a quarterly basis, due on the first day of each calendar quarter, with an annual 2% escalation. Annual rent expense of $14.2 million is recognized on a straight-line basis over the 20-year term of the lease. Payments during fiscal years 2010 and 2009 were $12.3 million and $9.1 million, respectively. The fourth quarterly payment for 2008 was paid at the end of 2008, prior to the beginning of the 2009 fiscal year; however, the fourth quarterly payment in 2009 (approximately $3.0 million) was paid subsequent to the 2009 fiscal year end of December 27, 2009, and the fourth quarterly payment in 2010 was paid subsequent to the 2010 fiscal year end of December 26, 2010. As a result, only three payments were made in fiscal year 2009 versus four payments in fiscal year 2010.

Net property, plant and equipment was reduced in 2007 by the carrying values of the six properties sold, which amounted to approximately $73.0 million, of which $65.5 million was buildings and improvements, and $7.5 million was land. The resulting gain of approximately $53.2 million (net of $3.7 million of closing costs) was recorded as a deferred credit in our Consolidated Balance Sheet. The remaining deferred credit is being amortized to income on a straight-line basis as an offset to rent expense over the 20-year lease term. As of December 26, 2010, the remaining deferred credit was $43.4 million, of which $2.6 million was included in other current liabilities. As of December 27, 2009, the remaining deferred credit was $46.2 million, of which $2.6 million was included in other current liabilities.

As of December 26, 2010, future minimum lease payments for capital leases and non-cancelable operating leases having an initial or remaining noncancelable lease term in excess of one year, were as follows (in thousands):

	Capital Leases	Operating Leases
For the fiscal year:
2011	$763	$44,804
2012	767	43,041
2013	771	41,444
2014	697	38,933
2015	476	35,057
Thereafter	3,055	316,660

Total minimum lease payments	6,529	$519,939

Less amounts representing interest	(2,046)

Present value of minimum payments on capital leases	$4,483

Future minimum rental payments to be received under noncancelable subleases as of December 26, 2010 totaled approximately $1.9 million. Total rental expense for operating leases, including rentals on month-to-month leases, was $53.3 million, $50.6 million and $51.5 million for the years ended December 26, 2010, December 27, 2009 and December 28, 2008, respectively.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)	Fair Value of Financial Instruments

Fair Value Measurements

Our financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, derivative financial instruments and debt, including obligations under capital leases. The carrying values of financial instruments other than fixed-rate debt approximated their fair values as of December 26, 2010 and December 27, 2009 due to their short-term maturities or market rates of interest. The fair value of our floating-rate debt as of December 26, 2010 and December 27, 2009 approximated carrying value due to our ability to borrow at comparable terms in the open market. The fair value of investments held within our defined benefit pension plan trusts is further described in Note 13.

Our 8.5% Senior Subordinated Notes (Note 10) had a carrying value of $325.0 million and an estimated fair value of $295.1 million and $320.9 million as of December 26, 2010 and December 27, 2009, respectively. The fair value of these notes was determined based on the price of the last trade of the debt on December 23, 2010 and December 24, 2009, the last business day of each respective fiscal year. These estimated fair values were determined using Level 1 inputs of the fair value hierarchy, as defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures.

Our 10.5% Senior Secured Notes, issued on July 2, 2009 (Note 10), had a carrying value of $295.5 million and $294.3 million as of December 26, 2010 and December 27, 2009, respectively, with an estimated fair value of $319.5 million and $312.0 million, respectively. The fair value of the senior secured notes as of December 26, 2010 was determined based on the last trade price of the debt prior to close of trading on December 23, 2010, the last business day of our 2010 fiscal year. The fair value as of December 27, 2009 was determined based on the average of the bid price (low) and ask price (high) as of December 24, 2009, the last business day of our 2009 fiscal year. These estimated fair values were determined using Level 1 inputs of the fair value hierarchy, as defined in FASB ASC Topic 820.

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

Our interest rate swap agreements, described below, are measured at fair value on a recurring basis using Level 2 inputs in the fair value hierarchy. We used an income approach to value the interest rate swaps. The income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts incorporating observable market inputs as of the reporting date such as prevailing interest rates. Both the counterparty credit risk and our credit risk were considered in the fair value determination.

Interest Rate Swap Agreements

As of December 26, 2010, we had outstanding interest rate swap agreements with a notional amount of $150 million that were originally entered into in August 2007 to hedge a portion of our exposure to interest rate risk under our variable-rate first lien facility term loan borrowings. The interest rate swaps were designated and qualified as highly effective cash flow hedges. As of June 28, 2009, these swaps no longer qualified for hedge accounting because of the impending extinguishment of our first lien credit facility in conjunction with our July 2009 refinancing transactions, as further described in Note 10. As a result of the refinancing transactions, the counterparty to the interest rate swaps required us to post a specified amount of collateral against the current market value of the swaps. Our obligation to post collateral continued through the expiration date of the swaps in February 2011. The $1.9 million balance of such collateral as of December 26, 2010 is included in restricted cash on our Consolidated Balance Sheet. The amount of collateral that must remain on account with the counterparty fluctuated based on changes in the estimated fair value of the swaps.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When the interest rate swaps had been designated as cash flow hedges, the mark-to-market changes on the swaps had been reported as a component of accumulated other comprehensive income (loss) in accordance with FASB ASC Topic 815, Derivatives. As a result of the refinancing, the hedged forecasted payments of variable-rate interest under the first lien borrowings were no longer probable of occurring. Accordingly, we discontinued hedge accounting prospectively, and, as a result, the cumulative mark-to-market loss of $9.1 million associated with these swaps was reclassified from accumulated other comprehensive loss to interest expense in June 2009. Because the swaps no longer qualified for hedge accounting, the mark-to-market loss of $2.8 million for the twenty-six weeks ended December 27, 2009 and the mark-to-market gain of $6.9 million for our 2010 fiscal year were recognized as interest expense (income).

The location and amount of all gains or losses recognized in income on the interest rate swaps, including the reclassification from accumulated other comprehensive loss to interest expense are as follows (in millions):

		Amount of Loss (Gain) Recognized during the Year Ended
Derivative Instruments	Location in Consolidated Statements of Operations	December 26, 2010	December 27, 2009	December 28, 2008
Interest rate swaps	Interest expense (income), net	$0.8	$6.3	$4.1

Interest rate swaps	Reclassification of unrealized loss on cash flow hedges to interest expense	—	9.1	—

The reclassification adjustment from accumulated other comprehensive loss for losses realized in net earnings, net of tax, was $3.5 million and $4.2 million for the years ended December 27, 2009 and December 28, 2008, respectively.

The three receive-variable (Eurodollar), pay-fixed interest rate swap agreements had a total notional amount of $150 million and expired on February 28, 2011. The fixed rate paid was 5.3765%. They are reported at fair value of $1.4 million as of December 26, 2010 within current liabilities and $8.3 million as of December 27, 2009 within non-current liabilities.

As of December 26, 2010 and December 27, 2009, we had no outstanding derivatives designated as part of a cash flow or fair value hedging relationship and no hedges of the foreign currency exposure of a net investment in a foreign operation.

(13)	Pensions and Other Postretirement Benefits

We sponsor defined benefit pension plans and a postretirement health care plan for certain U.S. employees. These plans provide certain union and non-union employees with retirement and disability income benefits. Pension costs are based upon the actuarially determined normal costs, plus interest on and amortization of the unfunded liabilities. These plans are frozen to new participants and the benefits for the majority of the participants in the pension plans are frozen. Our policy has been to fund annually the minimum contributions required by applicable regulations. Plan assets for the U.S. pension plans are held in retirement trust funds with investments primarily in common stock, corporate bonds and government securities. The postretirement health care plan covers a small group of retirees. The plan, in most cases, pays stated percentages of most medical expenses incurred by retirees after subtracting payments by Medicare or other providers and after a stated deductible has been met. The plan is contributory, with retiree contributions adjusted annually.

We also sponsor defined benefit pension plans and a postretirement health care plan that covers all Solo Cup Canada employees who meet certain length of service requirements. These plans provide certain union and non-union employees with retirement and disability income benefits. Our funding policy is to contribute amounts necessary to satisfy the amounts required by local laws and regulations. Plan assets for the Solo Cup Canada pension plans are held in retirement trust funds with investments primarily in common stock, corporate bonds and government securities.

We also sponsor a noncontributory defined benefit pension plan that covers all Solo Cup Europe Limited employees who meet certain length of service requirements. Plan benefits are based on participants’ compensation during their final year of service. Our funding policy is to contribute amounts necessary to satisfy the amounts required by local laws and regulations. Plan assets for the Solo Cup Europe Limited pension plan are held in retirement trust funds with investments primarily in common stock, corporate bonds and government securities.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the change in benefit obligation for our benefit plans (in thousands):

	Pension Benefits		Other Postretirement Benefits
	For the year ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Change in benefit obligation:
Benefit obligation at beginning of year	$122,910	$103,457	$7,922	$11,934
Service cost	1,384	925	56	35
Interest cost	7,044	7,065	374	773
Curtailment loss	577	—	—	—
Actuarial losses (gains)	8,967	13,392	568	(4,243)
Foreign currency exchange rate changes	821	4,767	81	182
Plan participant contributions	170	163	415	566
Benefits paid	(7,469)	(6,859)	(1,294)	(1,325)

Benefit obligation at end of year	$134,404	$122,910	$8,122	$7,922

Change in plan assets:
Fair value of plan assets at beginning of year	$93,567	$77,311	$—	$—
Actual return on plan assets	9,764	15,060	—	—
Foreign currency exchange rate changes	835	4,506	—	—
Employer contributions	6,231	3,386	879	759
Plan participant contributions	170	163	415	566
Benefits paid	(7,469)	(6,859)	(1,294)	(1,325)

Fair value of plan assets at end of year	$103,098	$93,567	$—	$—

Funded Status - Benefit Obligation in Excess of Plan Assets	$(31,306)	$(29,343)	$(8,122)	$(7,922)

	Pension Benefits		Other Postretirement Benefits
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Noncurrent assets	$—	$42	$—	$—
Current liabilities	(449)	(457)	(806)	(1,125)
Noncurrent liabilities	(30,857)	(28,928)	(7,316)	(6,797)

Net amount recognized at end of year	$(31,306)	$(29,343)	$(8,122)	$(7,922)

Prior service (cost) credit	$—	$(1,017)	$4,742	$5,176
Net actuarial loss	(32,441)	(28,742)	(1,884)	(1,356)

Accumulated other comprehensive (loss) income	$(32,441)	$(29,759)	$2,858	$3,820

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated amount that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost (income) in 2011 is as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Amortization of actuarial losses	$2,651	$77
Amortization of prior service credit	—	(435)

Total loss (income)	$2,651	$(358)

The accumulated benefit obligation for all defined benefit pension plans was approximately $131.7 million and $118.6 million as of December 26, 2010 and December 27, 2009, respectively. The following table presents aggregated information for individual pension plans with an accumulated benefit obligation in excess of plan assets as of December 26, 2010 and December 27, 2009, (in thousands):

	December 26, 2010	December 27, 2009
Projected benefit obligation	$103,053	$97,136
Accumulated benefit obligation	103,053	97,136
Fair value of plan assets	73,441	68,324

Net periodic benefit cost for our pension and other postretirement benefit plans consists of the following (in thousands):

	For the year ended
	December 26, 2010	December 27, 2009	December 28, 2008
Pension Benefits
Service cost	$1,384	$925	$1,105
Interest cost	7,044	7,065	7,154
Expected return on plan assets	(7,105)	(5,864)	(8,756)
Amortization of prior service cost	119	204	205
Amortization of net loss	2,643	2,201	2

	4,085	4,531	(290)
Curtailment loss (1)	1,475	—	—

Net periodic benefit cost (income)	$5,560	$4,531	$(290)

Other Postretirement Benefits
Service cost	$56	$35	$55
Interest cost	374	773	682
Amortization of prior service credit	(435)	(435)	(435)
Amortization of net loss	52	343	308

Net periodic benefit cost	$47	$716	$610

(1)	Pursuant to FASB ASC Topic 715, Compensation – Retirement Benefits, we recorded a curtailment loss of approximately $1.5 million during the thirteen weeks ended September 26, 2010, as a result of the anticipated closure of our manufacturing facility in Springfield, Missouri (Note 4) which significantly reduced the expected years of future service of active employees at this facility who participate in one of our U.S. defined benefit pension plans.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key assumptions - The following weighted-average assumptions were used to determine the benefit obligation at fiscal year-end and the net periodic benefit cost for each fiscal year:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
To determine benefit obligation at fiscal year-end:
Discount rate:
North America	5.38%	5.94%	4.72%	5.04%
Europe	5.25%	5.65%	—	—
Expected long-term rate of return on plan assets:
North America	7.59%	7.61%	—	—
Europe	7.30%	7.70%	—	—

To determine net periodic benefit cost for each fiscal year:
Discount rate:
North America	5.94%	7.00%	5.04%	6.94%
Europe	5.65%	6.00%	—	—
Expected long-term rate of return on plan assets:
North America	7.61%	7.60%	—	—
Europe	7.70%	7.40%	—	—

We generally estimate the discount rate for our pension and other postretirement benefit obligations based on a hypothetical investment in a portfolio of high-quality bonds that approximate the estimated cash flows of the pension and other postretirement benefit obligations. We believe this approach permits a matching of future cash outflows related to benefit payments with future cash inflows associated with bond coupons and maturities.

One of the pension plans for Solo Cup Canada is pay-related. The rate of compensation increase used to determine the benefit obligation as of December 26, 2010 and December 27, 2009, and the net periodic benefit cost for the plan for the fiscal years then ended was 3.50%. The discount rate is based on rates at which the pension benefit obligation could effectively be settled on a present value basis. To determine the weighted average discount rate, we review long-term, high-quality corporate bonds at our measurement date and use a model that matches the projected benefit payments for our plans to coupons and maturities from high-quality bonds.

The expected long-term rate of return on plan assets takes into consideration historical and expected long-term returns based upon the weighted-average allocation of equities, fixed income and other asset components comprising the plans’ assets at the plans’ measurement dates.

For measurement purposes, the assumed health care cost trend rates were as follows:

Health care cost trend rate assumed for 2010	7.5% – 8.5%
Rate to which the cost trend rate is assumed to decline	5.0%
Year that the rate reaches the ultimate trend rate	2015 – 2017

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$20	$(17)
Effect on postretirement benefit obligation	208	(180)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets - The weighted-average asset allocation of our pension plan assets, by category, were as follows:

	Plan Assets at
	December 26, 2010	December 27, 2009
Asset Category
Equity securities	64.7%	64.1%
Debt securities	32.4	32.8
Real estate	1.5	1.5
Other	1.4	1.6

Total	100.0%	100.0%

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

Several external investment managers manage the assets of the pension plans and may invest in both fixed-income and equity investments. Fixed income investments may include cash and short-term instruments, U.S. government securities, corporate bonds, mortgages and other fixed income investments. Equity investments may include various types of stock, such as large-, mid-, and small-cap stocks, and foreign equities. Each investment manager is allowed to exercise investment discretion, subject to limitations, if any, established by our retirement committee for the pension plans. The retirement committee periodically reviews the performance of the investment managers and asset allocation. For the U.S. plans, Mercer Global Investments is the Manager of Investment Managers and provides expert advice and recommendations to help the retirement committee fulfill its fiduciary responsibilities in furtherance of each plans’ goals and objectives.

Fair value measurements for the pension plans’ assets at December 26, 2010 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan net assets:
Cash and cash equivalents	$1,412	$—	$—	$1,412
Common collective funds (1)
Equity securities	—	33,573	—	33,573
Fixed-income securities	—	18,938	—	18,938
Pooled pension funds (2)
Equity securities	—	18,540	—	18,540
Fixed-income securities	—	10,855	—	10,855
Pooled pension fund (3)	—	19,780	—	19,780

Total plan net assets at fair value	$1,412	$101,686	$—	$103,098

(1)

These common collective funds are held in the trusts for our U.S. pension plans. These funds are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities and fixed income securities) are publicly traded and price quotes for the assets held by these funds are readily available. The values of these funds are not publicly quoted and must trade through a broker. The fair values included in the above table were provided by the fund administrator who values these funds using the net asset value, or NAV, per fund share, which is based on the value of the underlying securities.

(2)	These pooled pension funds are held in the trusts for our Canadian pension plans. The funds are similar to the U.S. common collective funds and are priced using the same inputs.

(3)

This pooled pension fund is held in the trust for our European pension plan. This fund is comprised of shares or units in a commingled fund that is not publicly traded. The fair value included in the above table was provided by the fund administrator who values this fund using the net asset value, or NAV, per fund share, which is based on the value of the underlying securities.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contributions - We expect to contribute approximately $6 million to our pension plans and approximately $1 million to our other postretirement benefit plans in 2011.

Estimated future benefit payments - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Postretirement Benefits
2011	$8,242	$806
2012	8,383	820
2013	8,405	837
2014	8,444	761
2015	8,536	730
Years 2016–2020	43,617	2,356

Defined contribution plans - Our U.S. defined contribution benefit plan, the Solo Cup Company Profit Sharing Plus Plan, covers substantially all U.S. employees of Solo Cup Operating Corporation and qualifies under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 75% of their qualified gross wages as defined in the plan. Prior to January 1, 2009, we provided a matching contribution equal to 75% of the first 2%, and 50% of the next 4%, of each employee’s eligible compensation contributed to the plan. For certain union employees, we provide a matching contribution equal to 100% of the first 2%, and 50% of the next 4%, of each employee’s eligible compensation contributed to the plan. In addition, we may make additional profit-sharing contributions at the sole discretion of our Board of Directors. Charges for employer contributions to the plan were nominal for the years ended December 26, 2010 and December 27, 2009, because we temporarily eliminated employer-match contributions for our employees during 2009 and reinstated the employer contributions in 2010; however, the 2010 contributions were funded out of plan forfeitures. For the year ended December 28, 2008, charges for employer contributions to the plan were approximately $5.6 million and are recorded in cost of goods sold and selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

We also have defined contribution plans for Solo Cup Canada and Solo Cup Europe Limited employees. Charges for employer contributions to these plans were approximately $0.5 million in each of the years ended December 26, 2010, December 27, 2009 and December 28, 2008, and are recorded in cost of goods sold and selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

(14)	Shareholder’s Equity

On February 27, 2004, Solo Delaware received net proceeds of $229.6 million from the issuance of 100 shares of Common Stock to Solo Cup Investment Corporation and the retirement of all outstanding shares of Solo Illinois’ Class A and Class B common stock. To fund this purchase of Solo Delaware common stock, Solo Cup Investment Corporation issued $240.0 million of convertible participating preferred stock (“CPPS”) to Vestar. The CPPS pays cash dividends at a rate of 10.0% per annum on an amount equal to the sum of the original purchase price of the CPPS plus all accrued and unpaid dividends. Dividends accumulate to the extent not paid, whether or not earned or declared. As of December 26, 2010, accrued and unpaid dividends were approximately $228.2 million.

Solo Cup Investment Corporation is required to redeem the CPPS for an amount in cash equal to its original purchase price, plus all accrued and unpaid dividends, on the eleventh anniversary of its issuance. Prior to that time, the CPPS is subject to specified accelerated redemption clauses. Solo Cup Investment Corporation, at its option and election, or its designee, may redeem in whole or in part the outstanding shares of CPPS or other securities it has issued on or after the third anniversary through the seventh anniversary of its issuance. The CPPS may be converted into common shares of Solo Cup Investment Corporation at any time, subject to specified limitations, at the option of the holders of the CPPS. Mandatory conversion occurs upon the closing of an initial public offering. We provide no guarantees with respect to these obligations of Solo Cup Investment Corporation.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 26, 2010	December 27, 2009
Foreign currency translation adjustments	$13,085	$11,240
Pension liability adjustments, net of tax benefit of $5,215 and $4,820	(24,368)	(21,119)

Accumulated other comprehensive loss	$(11,283)	$(9,879)

(16)	Share-Based Payments

Long Term Incentive Plan

On October 1, 2007, the Board of Directors of Solo Delaware approved a Long Term Incentive Plan (the “Plan”). The purpose of the Plan is to provide long-term incentives to select key management employees of Solo Delaware and its affiliates. Awards under the Plan provide the opportunity to receive a cash bonus payment upon the occurrence of any sale, redemption, transfer or other disposition by Vestar of all or a portion of its equity interest in Solo Cup Investment Corporation for cash or marketable securities (a “Liquidity Event”). The aggregate award amount under the Plan (the “LTIP Award Pool”) will be determined based on a sliding percentage of the equity value of Solo Cup Investment Corporation (the “Equity Value”), as determined by the Solo Delaware Board, in accordance with the existing stockholder agreement of Solo Cup Investment Corporation, upon the occurrence of the earlier of a Liquidity Event or the Plan Termination Date (October 1, 2014), which is the seventh anniversary of the Plan’s effective date. Awards may also be allocated if Vestar sells, redeems, transfers or otherwise disposes of less than 100% of its equity interest in Solo Cup Investment Corporation for cash or marketable securities (a “Partial Liquidity Event”).

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

The following table reflects the percentage of the LTIP Award Pool granted by the Board to individual participants and forfeited by individual participants during the years ended December 27, 2009 and December 26, 2010:

Percentage of LTIP Award Pool outstanding at December 28, 2008	65%
2009 Grants	8%
2009 Forfeitures	4%

Percentage of LTIP Award Pool outstanding at December 27, 2009	69%
2010 Grants	12%
2010 Forfeitures	16%

Percentage of LTIP Award Pool outstanding at December 26, 2010	65%

As of December 26, 2010, 65% of the LTIP Award Pool was outstanding. The percentage outstanding determines the allocation of the total LTIP Award Pool amongst the recipients and does not impact the total LTIP Award Pool. Expense is recorded over the participants’ service periods representing the period between a participant’s grant date and the Plan Termination Date. As additional grants are made to existing or new participants, compensation expense will be recorded over the respective future service period. Accordingly, the expense recorded in future periods will be affected by future participant grants and forfeitures.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on our valuations of the Plan as of December 26, 2010, December 27, 2009, and December 28, 2008, we recorded a reduction of compensation expense of approximately $0.1 million in 2010, compensation expense of $0.4 million in 2009 and compensation expense of $1.3 million in 2008. Compensation expense of $11.7 million is expected to be recognized over the remaining service period of 3.75 years. We measure the LTIP Award Pool’s fair value on a quarterly basis with a corresponding adjustment to compensation expense over the remaining service period.

The estimated fair value of the LTIP Award Pool is derived based on a lattice (binomial) forecast model with the primary input being the estimated business enterprise value for us, which is determined based on the estimated discounted cash flows of the business and through a comparison to market values of peer companies. The inputs used to calculate the estimated business enterprise value represent significant unobservable inputs, which are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurements and Disclosures. The LTIP Award is derived from the binomial model forecasts based on the probabilities of obtaining the forecasted future business enterprise values. FASB ASC Topic 718, Compensation—Stock Compensation requires that the fair value of the LTIP Award Pool be determined assuming a full payout at the Plan Termination Date with no consideration of a Liquidity Event. As the LTIP Award Pool is based on our business enterprise value, the fair value of the equity was calculated by the lattice model utilizing a Black-Scholes Option Model.

The key assumptions used in the Black-Scholes Option Model include:

i)	the fair value of the underlying asset set equal to the estimated business enterprise value,

ii)	the strike price equal to the face value of the debt plus accrued interest,

iii)	volatility of 47.0%, 42.5% and 53.0% in 2010, 2009 and 2008, respectively, which was based on historic and implied forward volatilities for selected publicly-traded companies and calibrated such that the value derived by the model for the public debt was equivalent to the market trading price for the public debt on the valuation date,

iv)	forward one-year risk free rates ranging from 0.30% to 3.09% in 2010, 0.43% to 4.62% in 2009, and 0.38% to 2.38% in 2008, based on the market yields of government bonds with terms corresponding to the remaining term of the Plan at the respective node in the lattice model (ranging from 1 to 4 years for 2010; 1 to 5 years for 2009; 1 to 6 years for 2008), and

v)	a dividend yield of 0% for 2010, 2009 and 2008 based on the assumption that dividends would not be paid.

The recorded expense reflects management’s estimate of forfeitures, which is based on management’s turnover expectations related to the Plan participants and historical forfeiture rates. The assumed annual forfeiture rate applied in 2010, 2009 and 2008 was approximately 16%, 16% and 8%, respectively.

(17)	Related-party Transactions

Advisory fees - SCC Holding

In 2004, Solo Delaware and Solo Cup Investment Corporation entered into a management agreement with SCC Holding providing for, among other items, the payment by Solo Cup Investment Corporation of an annual advisory fee of $2.5 million to SCC Holding. On December 19, 2008, Solo Delaware and Solo Cup Investment Corporation entered into a first amendment to this management agreement. The first amendment provided that SCC Holding would not receive any fees under the management agreement for the fiscal year ended December 28, 2008; therefore, we incurred no expense during our 2008 fiscal year related to this agreement. On June 30, 2009, Solo Delaware and Solo Cup Investment Corporation entered into a second amendment to the management agreement with SCC Holding. The second amendment provides that the annual advisory fee would be $0.8 million beginning with the 2009 fee. Pursuant to the agreement, we incurred $0.8 million of advisory fees to SCC Holding during each of the years ended December 26, 2010 and December 27, 2009.

Advisory fees - Vestar

In 2004, Solo Delaware and Solo Cup Investment Corporation also entered into a management agreement with Vestar pursuant to which Solo Cup Investment Corporation agreed to pay Vestar an annual advisory fee of $0.8 million, plus reimbursement of its expenses. On December 19, 2008, Solo Delaware, Solo Cup Investment Corporation and Vestar entered into an amendment to this management agreement. The amendment provided that Vestar would not receive any advisory fees under its management agreement for the fiscal year ended December 28, 2008; therefore, we incurred no expense for advisory fees during our 2008 fiscal year related to this agreement. Pursuant to the agreement, we incurred $0.8 million of advisory fees during each of the years ended December 26, 2010 and December 27, 2009, and incurred out-of-pocket expenses of approximately $66 thousand, $0.2 million and $0.2 million, in 2010, 2009 and 2008, respectively.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting guarantee

In February 2009, we entered into an agreement by which we leased to Sun Products Corporation a warehouse located in Havre de Grace, Maryland, which we closed in December 2008. One or more Vestar entities have an equity interest in Sun Products. The lease is for a term of seven years and includes two 5-year renewal options. During September 2009, we sold the Havre de Grace property and simultaneously assigned the lease to the new owner. One of the contractual terms of the purchase agreement with the new owner requires us to lease the property from the new owner for years 8-15 beginning in 2016 in the event the tenant does not renew the lease. We recorded a liability equal to the estimated fair value of this guarantee of approximately $1.2 million in accordance with FASB ASC Topic 460, Guarantees and Topic 820, Fair Value Measurements and Disclosures, and, due to our continuing involvement in the property, deferred the gain on the sale. The inputs used in the fair value calculation represent significant unobservable inputs, which are considered Level 3 inputs as defined by Topic 820.

(18)	Commitments and Contingencies

We are involved in various claims and legal actions arising from time to time in the ordinary course of business. We believe that the ultimate disposition of these matters would not have a material adverse effect on our business, consolidated financial position, results of operations or liquidity.

(19)	Government Obligations

We are subject to agreements with the City of Chicago and the State of Illinois relating to an undeveloped property located in Chicago, Illinois that we acquired in 2001. Pursuant to those agreements, the City of Chicago paid on our behalf a portion of the 2001 purchase price of the property in the form of cash and the issuance of a note. The State of Illinois also provided a grant to us. Under these agreements, we are required to fulfill specified obligations relating to the development of the property and retention of a specified number of employees. The amounts potentially repayable under the agreements for failure to comply with the obligations included therein total approximately $16.3 million, of which approximately $3.0 million is interest bearing, and are included in other current liabilities in the accompanying consolidated balance sheets. As of December 26, 2010 and December 27, 2009, accrued interest includes $3.2 million and $2.8 million, respectively, of interest related to the obligations.

As of December 26, 2010 and December 27, 2009, the property did not meet the criteria to be classified as held for sale in accordance with FASB ASC Topic 360, Property, Plant and Equipment because we did not believe it was probable of a completed sale within twelve months of the respective financial statement date. Therefore, the carrying value of this property is included in property, plant and equipment on our Consolidated Balance Sheets as of December 26, 2010 and December 27, 2009. We no longer intend to develop the property, and in February 2011, we entered into a purchase and sale agreement to sell this property (Note 24).

In March 2007, we had entered into a purchase and sale agreement with a third party for the sale of this property. The agreement with the third party terminated in December 2008, and as a result of the termination, we were entitled to retain earnest money from the third party of approximately $3.1 million. Accordingly, we recognized $3.1 million of income as a reduction of selling, general and administrative expenses in our Consolidated Statement of Operations for the year ended December 28, 2008.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20)	Segments

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

No individual customer accounted for greater than 10% of consolidated net sales in fiscal year 2010, 2009 or 2008. It is not practicable for us to report revenues from external customers for each product and service or each group of similar products.

(in thousands)	North America	Europe (1)	Other	Total Segments	Eliminations	Total
Year ended December 26, 2010
Revenues from external customers	$1,481,634	$109,692	$12,850	$1,604,176	$(21,315)	$1,582,861
Intersegment net sales	21,315	—	—	21,315	(21,315)	—
Operating (loss) income	(29,458)	(2,936)	1,057	(31,337)	132	(31,205)
Depreciation and amortization	112,476	3,821	268	116,565	—	116,565
Capital expenditures	40,740	1,318	126	42,184	(29)	42,155
Property, plant and equipment, net	413,863	12,905	2,345	429,113	—	429,113
Total assets at year end	857,455	53,409	12,368	923,232	(58,560)	864,672
Year ended December 27, 2009
Revenues from external customers	$1,382,999	$106,252	$13,301	$1,502,552	$—	$1,502,552
Intersegment net sales	23,575	28	—	23,603	(23,603)	—
Operating income (loss)	50,741	(21,953)	1,416	30,204	(102)	30,102
Depreciation and amortization	71,678	4,039	303	76,020	—	76,020
Capital expenditures	70,286	1,419	110	71,815	—	71,815
Property, plant and equipment, net	490,678	15,800	2,486	508,964	—	508,964
Total assets at year end	973,787	59,309	12,258	1,045,354	(57,936)	987,418
Year ended December 28, 2008
Revenues from external customers	$1,723,444	$109,383	$14,207	$1,847,034	$—	$1,847,034
Intersegment net sales	21,540	—	—	21,540	(21,540)	—
Operating income	64,298	1,002	100	65,400	198	65,598
Depreciation and amortization	77,333	4,500	428	82,261	—	82,261
Capital expenditures	74,557	4,610	531	79,698	—	79,698
Property, plant and equipment, net	491,797	16,640	2,692	511,129	—	511,129
Total assets at year end	1,039,505	70,200	11,081	1,120,786	(46,991)	1,073,795

(1)	The operating loss of the Europe reporting segment for the year ended December 27, 2009, includes a goodwill impairment charge of approximately $17.2 million (Note 8).

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net sales by customer group were as follows:

	For the year ended
(in thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Foodservice	$1,255,779	$1,212,539	$1,536,728
Consumer	327,082	290,013	310,306

Net sales	$1,582,861	$1,502,552	$1,847,034

Geographic information:

Net sales from external customers by customer location are determined based on where our products were delivered. Long-lived assets include property, plant and equipment, net; intangible assets, net; and certain other non-current assets.

	For the year ended
(in thousands)	December 26, 2010	December 27, 2009	December 28, 2008
United States	$1,262,687	$1,200,067	$1,511,148
Other countries	320,174	302,485	335,886

Revenues from external customers	$1,582,861	$1,502,552	$1,847,034

(in thousands)	December 26, 2010	December 27, 2009
United States	$408,190	$500,040
Other countries	47,545	50,685

Total long-lived assets	$455,735	$550,725

Reconciliation:

	For the year ended
(in thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Total segment and other operating (loss) income	$(31,337)	$30,204	$65,400
Elimination of intersegment operating loss (income)	132	(102)	198
Interest expense	(70,827)	(72,739)	(62,725)
Interest income	211	535	1,101
Loss on debt extinguishment	—	(2,520)	—
Foreign currency exchange (loss) gain, net	(2,221)	2,577	(14,107)
Gain on bargain purchase	1,733	—	—

Loss from continuing operations before income taxes	$(102,309)	$(42,045)	$(10,133)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(21)	Valuation and Qualifying Account

The valuation and qualifying account is the allowance for doubtful accounts. The changes in this account were as follows (in thousands):

	Beginning balance	Charged to costs and expenses	Charged to other accounts(1)	Deductions	Ending balance
Allowance for doubtful accounts
2010	$1,114	$1,061	$106	$(444)	$1,837
2009	1,453	655	(44)	(950)	1,114
2008	1,348	584	136	(615)	1,453

(1)	Charged to other accounts includes recoveries received, reclassifications and cumulative translation adjustments for translation of foreign accounts.

(22)	Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited financial data for quarterly periods during fiscal years 2010 and 2009.

(In millions)	4Q 2010	3Q 2010	2Q 2010	1Q 2010	4Q 2009	3Q 2009	2Q 2009	1Q 2009
Net sales	$409.2	$409.6	$419.2	$344.9	$387.1	$370.1	$395.8	$349.6
Gross profit	45.3	27.4	32.6	38.3	50.9	53.8	64.4	37.3
Net (loss) income	(17.2)	(30.7)	(39.8)	(16.5)	(4.5)	(27.9)	6.9	(10.2)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23)	Guarantors

On July 2, 2009, Solo Delaware and Solo Cup Operating Corporation (“SCOC”) co-issued $300.0 million of 10.5% Senior Secured Notes due 2013. The senior secured notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s subsidiaries. The consolidated guarantors include SF Holdings; Solo Manufacturing LLC; P.R. Solo Cup, Inc.; Lily-Canada Holding Corporation; Solo Cup Finance Limited; Solo Cup (UK) Limited; Insulpak Holdings Limited; Solo Cup Europe Limited; and Solo Cup Owings Mills Holdings.

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

The following financial information is presented in accordance with Rule 3-10 of Regulation S-X under the Securities Exchange Act of 1934. In presenting this financial information, the equity method of accounting has been applied to (1) Solo Delaware’s investment in SF Holdings, (2) SF Holdings’ investment in SCOC, and (3) SCOC’s investment in the Other Guarantors and Non-Guarantor subsidiaries. All such subsidiaries meet the requirements to be consolidated under U.S. generally accepted accounting principles. All intercompany balances and transactions have been eliminated.

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23)	Guarantors (continued)

	Condensed Consolidated Balance Sheet December 26, 2010 (In thousands)
	Solo Delaware (1)	SF Holdings (2) (Guarantor)	SCOC (3)	Other Guarantors (4)	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$7,455	$4,896	$9,160	$—	$21,511
Accounts receivable – trade	—	—	82,118	16,612	17,483	—	116,213
Accounts receivable – other	2,756	—	15,633	2,184	—	(16,061)	4,512
Inventories	—	—	189,455	15,625	24,598	(2,089)	227,589
Deferred income taxes	—	—	12,573	—	483	—	13,056
Restricted cash	1,940	—	—	—	—	—	1,940
Prepaid expenses and other current assets	—	—	20,379	1,726	1,743	—	23,848

Total current assets	4,696	—	327,613	41,043	53,467	(18,150)	408,669
Property, plant and equipment, net	—	—	385,381	12,905	30,827	—	429,113
Intangible assets, net	—	—	910	—		—	910
Intercompany receivables – non-current	178,021	—	6,088	—		(184,109)	—
Intercompany debt – non-current	407,488	—	37,894	—		(445,382)	—
Investments in subsidiaries	(51,681)	268,197	56,089	—	19,488	(292,093)	—
Other assets	11,984	—	9,915	1,662	2,419	—	25,980

Total assets	$550,508	$268,197	$823,890	$55,610	$106,201	$(939,734)	$864,672

Liabilities and Shareholder’s (Deficit) Equity
Current liabilities:
Accounts payable	$—	$—	$46,925	$10,861	$5,272	$—	$63,058
Intercompany payable	—	—	5,265	4,805	5,991	(16,061)	—
Accrued expenses and other current liabilities	17,476	—	89,448	1,649	6,495	—	115,068
Current maturities of long-term debt	—	—	168	262	—	—	430

Total current liabilities	17,476	—	141,806	17,577	17,758	(16,061)	178,556
Long-term debt, net of current maturities	620,536	—	13,330	747	2,672	—	637,285
Long-term debt, net of current maturities – intercompany	—	135,768	271,720	37,893	—	(445,381)	—
Deferred income taxes	—	—	13,132	—	1,744	—	14,876
Long-term payable – intercompany	—	184,110	—	—	—	(184,110)	—
Other long-term liabilities	—	—	115,705	667	5,087	—	121,459

Total liabilities	638,012	319,878	555,693	56,884	27,261	(645,552)	952,176

Total shareholder’s (deficit) equity	(87,504)	(51,681)	268,197	(1,274)	78,940	(294,182)	(87,504)

Total liabilities and shareholder’s (deficit) equity	$550,508	$268,197	$823,890	$55,610	$106,201	$(939,734)	$864,672

(Continued)

(1)	Issuer of 8.5% Senior Subordinated Notes; co-issuer of 10.5% Senior Secured Notes

(2)	Guarantor of 8.5% Senior Subordinated Notes and 10.5% Senior Secured Notes

(3)	Guarantor of 8.5% Senior Subordinated Notes; co-issuer of 10.5% Senior Secured Notes

(4)	Guarantors of 8.5% Senior Subordinated Notes and 10.5% Senior Secured Notes

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23)	Guarantors (continued)

	Condensed Consolidated Balance Sheet December 27, 2009 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$5	$4,517	$25,484	$—	$30,006
Accounts receivable – trade	—	—	83,808	16,912	16,483	—	117,203
Accounts receivable – other	2,163	—	42,699	2,182	23	(39,405)	7,662
Inventories	—	—	192,131	18,781	23,895	(2,225)	232,582
Deferred income taxes	—	—	18,696	—	435	—	19,131
Prepaid expenses and other current assets	—	—	24,776	2,533	2,508	—	29,817

Total current assets	2,163	—	362,115	44,925	68,828	(41,630)	436,401
Property, plant and equipment, net	—	—	460,800	15,799	32,365	—	508,964
Intercompany receivables – non-current	155,108	—	6,088	—		(161,196)	—
Intercompany debt – non-current	439,708	—	39,175	—		(478,883)	—
Investments in subsidiaries	39,372	336,337	53,609	—	—	(429,318)	—
Restricted cash	10,410	—	—	—	—	—	10,410
Other assets	15,441	—	13,387	782	2,033	—	31,643

Total assets	$662,202	$336,337	$935,174	$61,506	$103,226	$(1,111,027)	$987,418

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$301	$—	$64,294	$11,320	$6,075	$—	$81,990
Intercompany payable	—	—	4,343	24,348	10,714	(39,405)	—
Accrued expenses and other current liabilities	16,105	—	78,847	1,570	6,180	—	102,702
Current maturities of long-term debt	—	—	—	374	405	—	779

Total current liabilities	16,406	—	147,484	37,612	23,374	(39,405)	185,471
Long-term debt, net of current maturities	619,297	—	15,000	1,013	—	—	635,310
Long-term debt, net of current maturities – intercompany	—	135,769	303,941	39,173	—	(478,883)	—
Deferred income taxes	—	—	20,384	—	2,288	—	22,672
Long-term payable – intercompany	—	161,196	—	—	—	(161,196)	—
Other long-term liabilities	8,286	—	112,028	2,317	3,121	—	125,752

Total liabilities	643,989	296,965	598,837	80,115	28,783	(679,484)	969,205

Total shareholder’s equity	18,213	39,372	336,337	(18,609)	74,443	(431,543)	18,213

Total liabilities and shareholder’s equity	$662,202	$336,337	$935,174	$61,506	$103,226	$(1,111,027)	$987,418

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23)	Guarantors (continued)

	Consolidated Statement of Operations For the year ended December 26, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,383,917	$109,808	$193,356	$(104,220)	$1,582,861
Cost of goods sold	—	—	1,264,607	105,573	173,033	(103,901)	1,439,312

Gross profit	—	—	119,310	4,235	20,323	(319)	143,549
Selling, general and administrative expenses	—	—	130,246	7,191	13,041	(139)	150,339
Loss (gain) on asset disposals	—	—	3,811	(24)	92	—	3,879
Asset impairment	—	—	20,536	—	—	—	20,536

Operating (loss) income	—	—	(35,283)	(2,932)	7,190	(180)	(31,205)
Interest expense, net	14,562	22,915	32,536	566	37	—	70,616
Foreign currency exchange loss (gain), net	—	—	1,743	728	(250)	—	2,221
Equity in loss (earnings) of subsidiaries	89,651	66,736	(763)	—	—	(155,624)	—
Gain on bargain purchase	—	—	(1,733)	—	—	—	(1,733)

(Loss) income before income taxes	(104,213)	(89,651)	(67,066)	(4,226)	7,403	155,444	(102,309)
Income tax (benefit) provision	—	—	(330)	(433)	2,667	—	1,904

Net (loss) income	$(104,213)	$(89,651)	$(66,736)	$(3,793)	$4,736	$155,444	$(104,213)

	Consolidated Statement of Operations For the year ended December 27, 2009 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,317,912	$106,394	$176,719	$(98,473)	$1,502,552
Cost of goods sold	—	—	1,129,529	103,312	161,655	(98,364)	1,296,132

Gross profit	—	—	188,383	3,082	15,064	(109)	206,420
Selling, general and administrative expenses	15	—	132,764	7,814	9,662	(116)	150,139
Loss on asset disposals	—	—	8,508	8	453	—	8,969
Impairment of goodwill	—	—	—	17,210	—	—	17,210

Operating (loss) income	(15)	—	47,111	(21,950)	4,949	7	30,102
Interest expense, net	9,009	20,872	32,095	1,070	50	—	63,096
Loss on debt extinguishment	2,520	—	—	—	—	—	2,520
Reclassification of unrealized loss on cash flow hedges to interest expense	9,108	—	—	—	—	—	9,108
Foreign currency exchange gain, net	—	—	(282)	(1,435)	(860)	—	(2,577)
Equity in loss (earnings) of subsidiaries	14,789	(6,083)	17,513	—	—	(26,219)	—

(Loss) income before income taxes	(35,441)	(14,789)	(2,215)	(21,585)	5,759	26,226	(42,045)
Income tax provision (benefit)	215	—	(8,298)	201	1,493	—	(6,389)

Net (loss) income	$(35,656)	$(14,789)	$6,083	$(21,786)	$4,266	$26,226	$(35,656)

(Continued)

During the thirteen weeks ended September 26, 2010, we determined that certain expenses related to intercompany information technology services had not been charged by Solo Cup Operating Corporation (“SCOC”) to Solo Cup Canada Inc., a non-guarantor subsidiary, for the fiscal years ended December 31, 2006 and December 30, 2007. We corrected this prior-period error in our September 26, 2010 financial statements as we deemed the error to be immaterial to our consolidated financial statements in both the originating periods and the then current period. We recorded expenses related to intercompany information technology services of $1.2 million related to 2007 and $1.0 million related to 2006 which reduced SCOC’s selling, general and administrative expenses by $2.2 million and increased Non-Guarantors’ selling, general and administrative expenses by $2.2 million. The correction did not have a material impact on our consolidated balance sheets or consolidated statements of operations.

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23)	Guarantors (continued)

	Consolidated Statement of Operations For the year ended December 28, 2008 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,643,413	$109,476	$203,298	$(109,153)	$1,847,034
Cost of goods sold	—	—	1,426,353	99,357	182,577	(109,017)	1,599,270

Gross profit	—	—	217,060	10,119	20,721	(136)	247,764
Selling, general and administrative expenses	17	—	139,724	9,112	10,848	(95)	159,606
Loss on asset disposals	—	—	22,514	—	46	—	22,560

Operating (loss) income	(17)	—	54,822	1,007	9,827	(41)	65,598
Interest (income) expense, net	(13,700)	19,010	53,309	3,000	5	—	61,624
Foreign currency exchange loss (gain), net	—	—	13,041	2,868	(1,802)	—	14,107
Equity in loss (earnings) of subsidiaries	25,581	6,571	(4,592)	—	—	(27,560)	—

(Loss) income from continuing operations before income taxes	(11,898)	(25,581)	(6,936)	(4,861)	11,624	27,519	(10,133)
Income tax provision (benefit)	153	—	(216)	(1,251)	3,381	—	2,067

(Loss) income from continuing operations	(12,051)	(25,581)	(6,720)	(3,610)	8,243	27,519	(12,200)
Loss from discontinued operations, net of income taxes of $0	—	—	(628)	—	—	—	(628)
Gain on sale of discontinued operations, net of income taxes of $0	—	—	777	—	—	—	777

Net (loss) income	$(12,051)	$(25,581)	$(6,571)	$(3,610)	$8,243	$27,519	$(12,051)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23)	Guarantors (continued)

	Condensed Consolidated Statement of Cash Flows For the year ended December 26, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(40,218)	$—	$100,231	$(17,686)	$1,758	$(384)	$43,701

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	—	—	7,666	83	1	(29)	7,721
Purchases of property, plant and equipment	—	—	(40,520)	(1,318)	(346)	29	(42,155)
Investment in subsidiary	—	—	—	—	(19,521)	19,521	—
Business acquisition, net of cash acquired	—	—	(23,661)	—	—	—	(23,661)
Decrease in restricted cash	8,470	—	—	—	—	—	8,470
Proceeds from insurance reimbursement	—	—	1,201	—	—	—	1,201

Net cash provided by (used in) investing activities	8,470	—	(55,314)	(1,235)	(19,866)	19,521	(48,424)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facilities	—	—	(4,973)	—	2,652	—	(2,321)
Repayments of term notes	—	—	—	—	(410)	—	(410)
Proceeds from investment in subsidiary	—	—	—	19,521	—	(19,521)	—
Collection on (repayment of) intercompany debt	32,221	—	(32,221)	—	—	—	—
Repayments of other debt	—	—	(117)	(256)	—	—	(373)
Dividends paid	—	—	—	—	(384)	384	—
Debt issuance costs	(373)	—	(156)	—	(214)	—	(743)
Return of capital to parent	(100)	—	—	—		—	(100)

Net cash provided by (used in) financing activities	31,748	—	(37,467)	19,265	1,644	(19,137)	(3,947)

Effect of exchange rate changes on cash	—	—	—	35	140	—	175

Net increase (decrease) in cash and cash equivalents	—	—	7,450	379	(16,324)	—	(8,495)
Cash and cash equivalents, beginning of period	—	—	5	4,517	25,484	—	30,006

Cash and cash equivalents, end of period	$—	$—	$7,455	$4,896	$9,160	$—	$21,511

	Condensed Consolidated Statement of Cash Flows For the year ended December 27, 2009 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(24,415)	$—	$150,610	$1,582	$10,160	$—	$137,937

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	—	—	17,016	2	22	(430)	16,610
Purchases of property, plant and equipment	—	—	(69,655)	(1,733)	(857)	430	(71,815)
Investment in subsidiary	—	—	(3,000)	—	—	3,000	—
Increase in restricted cash	(10,410)	—	—	—	—	—	(10,410)
Decrease in cash in escrow	—	—	50	—	—	—	50

Net cash used in investing activities	(10,410)	—	(55,589)	(1,731)	(835)	3,000	(65,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facilities	(28,000)	—	15,000	—	—	—	(13,000)
Borrowings under Senior Secured Notes	293,784	—	—	—	—	—	—
Repayments of term notes	(361,954)	—	—	—	(1,250)	—	(363,204)
Capital contribution from parent	—	—	—	3,000		(3,000)	—
Collection on (repayment of) intercompany debt	100,501	—	(101,526)	1,025	—	—	—
Repayments of other debt	—	—	—	(344)	—	—	(344)
Debt issuance costs	(9,816)	—	(8,498)	—	—	—	(18,314)

Net cash (used in) provided by financing activities	(5,485)	—	(95,024)	3,681	(1,250)	(3,000)	(394,862)

Effect of exchange rate changes on cash	—	—	—	(34)	1,242	—	1,208

Net (decrease) increase in cash and cash equivalents	(40,310)	—	(3)	3,498	9,317	—	(321,282)
Cash and cash equivalents, beginning of period	40,310	—	8	1,020	16,166	—	57,504

Cash and cash equivalents, end of period	$—	$—	$5	$4,518	$25,483	$—	$(263,778)

SOLO CUP COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23)	Guarantors (continued)

	Condensed Consolidated Statement of Cash Flows For the year ended December 28, 2008 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities – continuing operations	$14,315	$—	$114,899	$949	$2,414	$—	$132,577
Net cash used in operating activities – discontinued operations	—	—	(638)	—	—	—	(638)

Net cash provided by operating activities	14,315	—	114,261	949	2,414	—	131,939
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	—	—	11,743	—	50	(1,290)	10,503
Proceeds from sale of discontinued operations	—	—	850	—	—	—	850
Purchases of property, plant and equipment	—	—	(72,431)	(4,610)	(3,947)	1,290	(79,698)
Increase in cash in escrow	—	—	(50)	—	—	—	(50)

Net cash used in investing activities	—	—	(59,888)	(4,610)	(3,897)	—	(68,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving credit facilities	(2,100)	—	—	—	—	—	(2,100)
Repayments of term notes	(36,696)	—	—	—	(1,386)	—	(38,082)
Collection on (repayment of) intercompany debt	54,327	—	(54,327)	—	—	—	—
Repayments of other debt	—	—	(50)	(85)	—	—	(135)

Net cash provided by (used in) financing activities	15,531	—	(54,377)	(85)	(1,386)	—	(40,317)

Effect of exchange rate changes on cash	—	—	—	(102)	796	—	694

Net increase (decrease) in cash and cash equivalents	29,846	—	(4)	(3,848)	(2,073)	—	23,921
Cash and cash equivalents, beginning of period	10,464	—	12	4,868	18,239	—	33,583

Cash and cash equivalents, end of period	$40,310	$—	$8	$1,020	$16,166	$—	$57,504

(24)	Subsequent event

We are subject to agreements with the City of Chicago and the State of Illinois relating to our 2001 acquisition of undeveloped property located in Chicago, Illinois (Note 19). In February 2011, we entered into an agreement to sell the property for $5.0 million in cash and the assumption by the buyer of the government obligations described in Note 19. Our obligation to sell the property is contingent upon our full release from those government obligations. In addition, the transaction is contingent upon certain other governmental incentives and/or approvals. The sale, which is subject to other customary terms and conditions, is scheduled to close in the third quarter of 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.

Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 26, 2010.

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

Based on our assessment using those criteria, management concluded that the Company’s internal control over financial reporting as of December 26, 2010 was effective.

Changes in Disclosure Controls and Procedures

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended December 26, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and current position of Solo Delaware’s executive officers and directors as of March 15, 2011.

Name	Age	Position
Kevin A. Mundt(1)	57	Chairman of the Board, Chairman of the Audit Committee, Member of the Compensation Committee
Robert L. Hulseman	78	Chairman Emeritus of the Board
Robert M. Korzenski	56	Chief Executive Officer, President and Director
Robert D. Koney, Jr.	54	Executive Vice President and Chief Financial Officer
George F. Chappelle, Jr.	49	Executive Vice President and Chief Operating Officer
Jan Stern Reed	51	Executive Vice President – HR, General Counsel and Secretary
Peter J. Mendola	56	Senior Vice President – Operations
Larinda I. Becker	46	Vice President – Foodservice Marketing
Kimberly V. Healy	41	Vice President – Consumer Products Division
Jeffrey W. Lombardo	48	Vice President – Foodservice Sales
R. James Alexy	70	Director
Jeffrey M. Greene	51	Director, Chairman of Compensation Committee
Neil Harrison	58	Director, Member of the Audit Committee
James R. Hulseman	57	Director
John D. Hulseman	54	Director
Sheila M. Hulseman	75	Director
Daniel S. O’Connell(1)	57	Director, Member of the Compensation Committee
Brian P. O’Connor(1)	35	Director, Member of the Audit Committee

(1)

Each of Messrs Mundt, O’Connell and O’Connor is an employee and equity owner of Vestar Capital Partners, an affiliate of Solo Delaware, due to its ownership of 32.71% of the voting stock of Solo Cup Investment Corporation, the parent of Solo Delaware.

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

Larinda I. Becker is Vice President – Foodservice Marketing, having served in that capacity since May 2010. Prior to joining Solo Delaware, Ms. Becker worked at Diversey, Inc. (formerly JohnsonDiversey, Inc.), as Vice President – North American Marketing Operations from April 2007 to May 2010. From 1991 to 2007, Ms. Becker worked in a number of marketing, business development and sales roles at Reynolds Food Packaging, including as Vice President – Marketing.

Kimberly V. Healy is Vice President – Consumer Products Division, having served in that capacity since January 2010. Prior to that, Ms. Healy served as Vice President, Marketing Consumer from July 2007 to January 2010. Ms. Healy joined the company as a Brand Manager in August 1999, and from August 2002 to July 2007 served as Director, Marketing – Consumer.

Jeffrey W. Lombardo is Vice President – Foodservice Sales, having served in that capacity since October 2010. Prior to joining Solo Delaware, Mr. Lombardo served as Group Vice President – Foodservice Sales of H.J. Heinz Company (NYSE: HNZ), a leading global marketer and producer of foods, from 2007-2009. He previously served as Vice President National Accounts – Foodservice of PepsiCo (NYSE: PEP), a leading global marketer and producer of convenient snacks, foods and beverages, from 2002-2006.

R. James Alexy is a director of Solo Delaware, having served in that capacity since April 2010. Mr. Alexy served as the Chairman of Network Services Company, a global distributor of disposable plastic, paper and sanitary supply products, from January 2009 until his retirement effective January 1, 2010. He previously served as the Chief Executive Officer and President of Network Services Company from 1992 through 2008.

Jeffrey M. Greene is a director of Solo Delaware, having served in that capacity since September 2010. Mr. Greene has served since October 2005 as the President and Chief Executive Officer of Consolidated Container Company LLC, a developer, manufacturer and marketer of rigid plastic containers for consumer products and beverage companies.

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

Board Structure and Risk Oversight

Our business and affairs are managed under the direction of our board of directors. We currently have eleven directors. Pursuant to the Stockholders Agreement among Solo Delaware, Solo Cup Investment Corporation, Vestar, SCC Holding and specified other parties:

•	Messrs. Mundt, Alexy, Greene, Harrison, O’Connell and O’Connor serve on Solo Delaware’s board of directors as designees of Vestar;

•	Messrs. Korzenski, Robert L. Hulseman, James R. Hulseman and John D. Hulseman, and Ms. Sheila M. Hulseman serve on Solo Delaware’s board of directors as designees of SCC Holding; and

•	Mr. Mundt serves as Chairman of the Board of Solo Delaware as Vestar’s designee to that position.

There are no other arrangements or understandings between any member of the board of directors or executive officer and any other person pursuant to which that person was elected or appointed to his or her position.

Our audit committee is responsible for overseeing our risk management function. While the audit committee has primary responsibility for overseeing risk management, our entire Board of Directors is actively involved in overseeing our risk management. For example, the Board engages in periodic discussions with our executive management team, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and General Counsel, and with such other company officers as the Board deems appropriate. We believe that the leadership structure of our Board supports effective risk management oversight.

Board Meetings and Committees

The Board of Directors of Solo Delaware maintains an Audit Committee and a Compensation Committee that assist the Board of Directors in fulfilling its oversight responsibilities. The Audit Committee reviews Solo Delaware’s financial reporting process, its system of internal controls, the audit process and the process of monitoring Solo Delaware’s compliance with laws and regulations. Mr. Mundt serves as the chair of Solo Delaware’s Audit Committee, and the Board has designated Mr. Harrison as an “audit committee financial expert,” as defined by the SEC. None of the Directors is considered “independent” under the standards established by the New York Stock Exchange. The Compensation Committee reviews Solo Delaware’s employee benefit plans and executive compensation. The charters of the Audit and Compensation Committees are available free of charge at our website, www.solocup.com. In 2010, Solo Delaware’s Board of Directors held eight meetings, the Audit Committee held four meetings and the Compensation Committee met once. No incumbent director attended fewer than 75 percent of the total meetings held by the Board of Directors or of the total committee meetings of the Board on which that director served.

Section 16(a) Beneficial Owner Reporting Compliance

Solo Delaware does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Code of Business Conduct

We have adopted the “Solo Cup Company Code of Business Conduct,” which applies to all of our directors, officers and employees. We make this code available free of charge on our website, www.solocup.com, or by request. We intend to disclose certain amendments to the “Solo Cup Company Code of Business Conduct,” or any waivers of the “Solo Cup Company Code of Business Conduct” granted to executive officers and directors, on our website within four business days following the date of any such amendment or waiver.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The following discussion is provided to give an understanding of our compensation policies and decisions regarding the executive officers identified in the Summary Compensation Table below, who we refer to as our “named executive officers.” The discussion in this section does not apply to the Hulseman family members who are identified in “Certain Relationships and Related Transactions and Director Independence” below, as their compensation is determined by the terms of the Stockholders Agreement and of the Transition Agreement dated December 14, 2006 among Solo Delaware, Vestar and certain of its affiliates, SCC Holding and Solo Cup Investment Corporation.

Compensation Philosophy. The compensation committee of our Board of Directors oversees our executive compensation. The objectives of our compensation programs are to (1) drive our financial performance through incentives and rewards designed to direct individual performance toward achieving our common goals; (2) align the executive officers and senior management with the entire employee team; (3) attract and retain executive talent at compensation levels that are market competitive; and (iv) reflect the value of each employee’s position. Our compensation philosophy is to provide a competitive total rewards program comprised of four components: compensation; benefits; development; and work environment. The compensation portion of our total rewards program seeks to equitably and consistently recognize and compensate employees for superior performance. The short-term aspect of our program primarily focuses on competitive compensation consisting of both fixed and variable pay in the form of cash. These incentives are provided in the form of base compensation and an annual bonus plan. Because we do not have publicly-traded equity securities, we do not have the ability to utilize stock-based incentives as a component of our at-risk compensation; however, we have implemented a long-term incentive plan that is designed to align the senior management team with our long-term future financial success. Our total rewards approach is also geared towards supporting our overall business objectives by driving and maintaining a performance-driven culture, offering competitive benefits, encouraging and rewarding individual career development and providing a balance between work and family life.

Process for Determining Executive Compensation. The compensation committee determines annual cash compensation for each executive officer based on a number of factors, including the executive officer’s individual performance contributions during the year, any additional roles and responsibilities assumed, the ability of the executive officer to drive favorable change within the organization, our financial performance and the achievement of personal goals and objectives. Prior to recruiting for any open executive officer position, we analyze the position to determine the specific job criteria, relocation considerations and the median market compensation for that position. After candidates are identified and selected, the compensation committee and management work together to develop a compensation package that we believe is market competitive and sufficiently rewarding, taking into account the candidate’s current compensation, current position and overall experience.

Compensation Components. Our executive compensation includes a base salary, an annual cash incentive opportunity, traditional benefits and a long-term incentive cash award opportunity. We do not have any formal or informal policy or target for the percentage of compensation that is allocated between annual and long-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, we determine subjectively on a case-by-case basis – within a range based on job description and level – the appropriate amount and mix of the various compensation components.

Base Salaries. Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executive officers. Base salaries for each executive officer (other than our CEO), together with other components of compensation, are evaluated annually for adjustment by our CEO based on an assessment of each executive officer’s performance utilizing the criteria set forth above under “Process for Determining Executive Compensation,” as well as the executive’s contribution to achieving our goals and objectives, his or her leadership skills, economic market conditions and compensation trends in our industry, after which a recommendation by our CEO is presented to the compensation committee for ultimate approval by the board of directors. The process and criteria for determining our CEO’s compensation is the same as that described above, with the exception that our compensation committee chair takes on the role of assessing the CEO’s performance and recommending adjustments to the compensation committee for ultimate approval by the board of directors.

Cash Bonuses. In addition to base salaries, our executive officers are eligible to receive an incentive cash payment based primarily on annual financial performance and, to a lesser degree, annual individual objectives. This variable portion of our cash incentive program provides an opportunity for the executive officer to receive remuneration in direct proportion to the extent to which we have achieved our strategic, operational and financial goals. The annual bonuses are paid under our management incentive plan, which was established in 2007.

Management Incentive Plan (“MIP”):

Background: All managers and above are eligible to participate in the MIP. The MIP generally provides the opportunity for a cash payment to each MIP participant if we attain specified levels of company financial performance and the MIP participant achieves individual performance goals. A targeted cash payment, expressed as a percentage of base salary, is established for each MIP participant at the beginning of each year. The percentage of the targeted cash payment that is based on company financial performance versus individual participant performance varies for each participant under the MIP, depending upon the participant’s position.

Each year, the compensation committee and Solo Delaware’s board of directors determine the metric by which company financial performance will be measured, and establish threshold (minimum), target and maximum payout levels for such performance measure. If corporate financial performance measures are exceeded, participants may receive up to 200% of their targeted cash payment. If the threshold level of company financial performance is not achieved, there is no individual or company performance award payout under the MIP for that year.

2010 Management Incentive Plan: For 2010, the targeted cash payments for the named executive officers, expressed as a percentage of base salary, were as follows: Messrs Korzenski, Koney and Chappelle, and Ms. Reed – 65%; and Mr. Mendola – 55%. The compensation committee and board of directors originally established earnings before interest, taxes, depreciation and amortization, adjusted for certain items, such as non-cash charges and restructuring charges (“Adjusted EBITDA”), as the metric by which 2010 company financial performance would be measured under the MIP, and determined threshold (minimum), target and maximum payout levels of Adjusted EBITDA. The threshold (minimum) level was set at 90% of the target level of Adjusted EBITDA.

During the second half of 2010, the compensation committee recommended, and the board of directors approved, an amendment to the 2010 MIP in order to more directly focus the management team on certain activities that were determined to be critical to the company’s success during the fourth quarter of the year. The amended plan added two metrics in addition to Adjusted EBITDA: net debt reduction and achievement of specified internal initiatives designed to reduce cost and improve profitability. Each measure was equally weighted and individually evaluated, and the total bonus opportunity for all participants was reduced to between 25% - 75% of each participant’s original target bonus opportunity. If we failed to attain the threshold amount for a performance measure, no payout would be made under that component.

At their March 2011 meetings, the compensation committee recommended, and the board of directors approved, cash payouts under the 2010 MIP based on the company’s level of achievement of each of the three metrics under the amended plan. The cash incentive awards earned by the “named executive officers” under the 2010 MIP are shown in the summary compensation table that follows this Compensation Discussion and Analysis.

2011 Management Incentive Plan: For our 2011 MIP, the compensation committee established three financial metrics, weighted as follows: Adjusted EBITDA (50%), net debt (30%) and achievement of a specific set of internal activities designed to reduce cost and improve profitability (20%). In order for any amounts to be paid under the plan, a threshold level of Adjusted EBITDA must be met. Furthermore, each individual metric has an independent threshold that must be met before any amounts may be paid thereunder. Lastly, there is an individual performance overlay that allows for an adjustment in final payout amount based on individual performance. At its March 2011 meetings, the compensation committee recommended, and the full board approved, the target bonus award opportunities (as a percent of salary) and salaries set forth in the table below for those officers who were named executive officers for 2010 and remain executive officers of Solo Delaware as of the date of filing of this annual report.

Name	2011 Salary	2011 MIP Target Award
Mr. Korzenski	$750,000	75%
Mr. Koney	$425,000	65%
Mr. Chappelle	$475,000	65%
Ms. Reed	$465,000	65%
Mr. Mendola	$288,400	55%

The remaining terms of the 2011 MIP are as described above under “Management Incentive Plan (“MIP”) – Background.”

Stock Options. We do not offer any stock options.

Benefits and Perquisites. The executive officers participate in medical, dental, life, disability, vision and insurance benefit plans on the same basis, terms and conditions as all of our other employees. In addition, the named executive officers currently receive substantially the same perquisites as those available to all employees. Mr. Korzenski and Ms. Reed received whole life insurance policies in 2010.

Long Term Incentive Plan. See the discussion below under the heading “Long Term Incentive Plan.” The compensation committee believes that this plan will provide a significant long-term incentive for key senior management team members and continue to promote our performance-based philosophy.

Retirement Benefits. Executive officers also participate in our 401(k) plan, a tax-qualified retirement savings plan available to all employees, pursuant to which employees are permitted to defer a portion of their income under the 401(k) plan. In 2010, we matched 25% of the first 2% of salary contributed by an employee to the 401(k) plan on an after-tax basis. We do not maintain any defined benefit plans in which our named executive officers participate. We offer a deferred compensation plan; none of our current named executive officers participated in this plan during 2008, 2009 or 2010.

Severance Payments. Each of our named executive officers is entitled to receive severance benefits upon certain qualifying terminations of employment, based upon either an applicable provision in such executive’s employment agreement or pursuant to the terms of our Severance Policy. These severance arrangements are intended to retain executives and provide continuity of management in connection with a threatened or actual change in control transaction. Certain terms of the employment agreements and the severance payment made to Mr. Pasqualini are described below under the caption “Executive Employment Agreements.”

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and has discussed it with the Company’s management. Based on our review and discussion, we recommend to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010.

Compensation Committee

Jeffrey M. Greene, Chair

Kevin A. Mundt

Daniel S. O’Connell

Summary Compensation Information for Named Executive Officers

The following tables, narrative and footnotes summarize the compensation earned by Solo Delaware’s named executive officers for all services rendered in all capacities to us. The named executive officers include our chief executive officer, chief financial officer and the next three most highly compensated executive officers in 2010 who were serving as such at the end of 2010. The named executive officers for 2010 also include an executive officer who left Solo Delaware early in 2010, but whose 2010 total compensation (including severance) made him one of the three most highly compensated executive officers (other than our chief executive officer and chief financial officer) for 2010.

Summary Compensation Table — Fiscal Year 2010

Name and Principal Position(1)	Year	Salary($)	Bonus($)		Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Robert M. Korzenski Chief Executive Officer and President	2010	745,961	—		291,395	—	10,226	1,047,582
	2009	735,002	—		—	—	8,814	743,816
	2008	735,010	—		—	—	16,706	751,716

Robert D. Koney, Jr. EVP and Chief Financial Officer	2010	425,000	—		165,124	—	1,226	591,350
	2009	395,000	—		—	—	—	395,000
	2008	382,506	—		—	—	9,456	391,962

George F. Chappelle, Jr. (3) EVP and Chief Operating Officer	2010	468,269	—		184,550	—	125,731	778,550
	2009	77,885	100,000	(4)	—	—	—	177,885

Jan Stern Reed EVP – HR, General Counsel and Secretary	2010	460,962	—		180,665	—	6,239	647,866
	2009	450,001	—		—	—	5,008	455,009
	2008	450,008	—		—	—	12,845	462,853

Peter J. Mendola SVP – Operations	2010	278,654	—		92,051	—	864	371,569
	2009	274,999	—		—	—	—	274,999
	2008	261,248	—		—	—	118,466	328,274

Thomas A. Pasqualini (5) Former EVP – Supply Chain and Logistics	2010	65,033	—		—	—	619,830	684,863
	2009	410,002	—		—	—	38,262	448,264
	2008	410,010	—		—	—	46,747	456,757

(1)	Amounts for 2010 represent annual incentive awards earned under the 2010 Management Incentive Plan, but paid in 2011. No amounts were awarded under the 2008 or 2009 Management Incentive Plan.

(2)	Amounts in this column consist of those items identified in the table “All Other Compensation” immediately following the Summary Compensation Table.

(3)	Mr. Chappelle joined Solo Delaware in October 2009.

(4)	Represents amount paid as a hiring bonus.

(5)	Mr. Pasqualini left Solo Delaware in February 2010.

All Other Compensation

Name	Year	Perquisites and Other Personal Benefits ($)		Tax Reimbursements($)		Insurance Premiums and Health Care Expenses($)		Company Contributions to Retirement and 401(k) Plans($)	Severance		Total All Other Compensation($)
Robert M. Korzenski, Chief Executive Officer and President	2010	—		3,060	(1)	5,888	(2)	1,278	—		10,226
	2009	—		2,926	(1)	5,888	(2)	—	—		8,814
	2008	—		2,926	(1)	5,888	(2)	7,892	—		16,706

Robert D. Koney, Jr., EVP and Chief Financial Officer	2010	—		—		—		1,226	—		1,226
	2009	—		—		—		—	—		—
	2008	—		—		—		9,456	—		9,456

George F. Chappelle, Jr., EVP and Chief Operating Officer (3)	2010	125,000	(4)	—		—		731	—		125,731
	2009	—		—		—		—	—		—

Jan Stern Reed, EVP – HR, General Counsel & Secretary	2010	—		1,475	(1)	3,533	(2)	1,231	—		6,239
	2009	—		1,475	(1)	3,533	(2)	—	—		5,008
	2008	—		1,475	(1)	3,533	(2)	7,837	—		12,845

Peter J. Mendola, SVP – Operations	2010	—		—		—		864	—		864
	2009	—		—		—		—	—		—
	2008	75,000	(5)	35,883	(6)	—		7,583	—		118,466

Thomas A. Pasqualini, EVP – Supply Chain and Logistics (7)	2010	—		1,353	(8)	3,240	(9)	237	615,000	(10)	619,830
	2009	—		11,268	(8)	26,994	(9)	—	—		38,262
	2008	—		11,483	(8)	27,509	(9)	7,755	—		46,747

(1)	Amounts represent tax reimbursements on income imputed to the named executive officers for whole life insurance premiums paid on behalf of the officer by Solo Delaware.

(2)	Amounts represent whole life insurance premiums paid by Solo Delaware on behalf of the named executive officers.

(3)	Mr. Chappelle joined Solo Delaware in October 2009.

(4)

Represents a payment to Mr. Chappelle by Solo Delaware to partially reimburse him for certain relocation expenses that he became required to repay in 2010 to his former employer as a result of Mr. Chappelle’s decision to join Solo Delaware in October 2009.

(5)	Amount represents a relocation allowance paid to Mr. Mendola.

(6)	Amount represents tax reimbursement on income attributable to Mr. Mendola’s relocation allowance.

(7)	Mr. Pasqualini left Solo Delaware in February 2010.

(8)	Amounts represent tax reimbursements on income imputed to Mr. Pasqualini for payments made by Solo Delaware on his behalf for a whole life insurance premium or annuity, and certain medical expenses.

(9)

Amounts include whole life insurance premiums ($11,800 for each of 2009 and 2008) and certain medical expenses ($15,194 for 2009 and $15,709 for 2008) paid by Solo Delaware on behalf of Mr. Pasqualini.

(10)

In connection with Mr. Pasqualini’s separation from Solo Delaware in February 2010, he received severance in the amount of $615,000, payable in installments, over an 18-month period on regular payroll dates. Of that amount, $362,692 was paid in 2010.

Long Term Incentive Plan

Our Long Term Incentive Plan (the “LTIP” or “Plan”) was adopted in 2007 and amended in March 2010 by our board of directors. We filed a copy of the LTIP with the SEC on March 25, 2010, as Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2009. The following description is qualified in its entirety by reference to the Plan. The purpose of the LTIP is to provide long-term incentives to selected key management employees of Solo Delaware and its affiliates, including the named executive officers. The principal terms and conditions of the LTIP are as follows:

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

Solo Delaware’s board of directors granted ten percent of the LTIP Award Pool to Mr. Korzenski, and five percent of the LTIP Award Pool to each of Ms. Reed and Messrs. Koney, Mendola and Pasqualini in October 2007 and five percent to Mr. Chappelle in October 2009. No subsequent grants have been made to the named executive officers. Mr. Pasqualini’s interest in the LTIP Award Pool was reduced to two percent upon his separation from Solo Delaware in accordance with the vesting provisions described above. Total grants of 65% (including those to the above named executive officers) of the LTIP Award Pool were outstanding as of December 26, 2010.

Director Compensation

Solo Delaware pays annual compensation of $50,000 to each director who is appointed by Vestar but is not employed by Vestar. For 2010, Messrs. Harrison and Alexy earned $50,000 for their services as directors, and Mr. Greene, who joined the board in the second half of 2010, earned $25,000. Solo Delaware also reimburses all directors for reasonable expenses for attending board meetings.

Executive Employment Agreements

The agreements described under this heading “Executive Employment Agreements” and amendments to such agreements are filed as exhibits to this annual report on Form 10-K.

Solo Cup Investment Corporation and Solo Cup Operating Corporation have employment agreements, as amended, with Mr. Korzenski and Ms. Reed. Mr. Korzenski’s agreement commenced on April 14, 2004, and Ms. Reed’s agreement commenced on November 30, 2004. The agreements automatically renew for one-year periods unless the executive or we provide the other with notice of termination at least ninety (90) days prior to its expiration. No notification of termination was provided during the existing terms of the agreements. Accordingly, Mr. Korzenski’s and Ms. Reed’s agreements will automatically renew on April 14, 2011 for additional one-year terms that may again be automatically renewed. In addition to base salary, which is reviewed annually and can be increased but not decreased, each executive is eligible to receive a percentage of annual salary as an annual bonus under the Management Incentive Plan. Upon termination of employment due to death or disability, the employment agreements provide that the executive will be paid all accrued and unpaid base salary and bonus and a prorated annual bonus for the year in which the termination occurs.

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

In the event of a termination of employment not for cause, each of Messrs. Chappelle and Koney is entitled to receive a severance amount equal to his annual base salary.

Solo Cup Investment Corporation and Solo Cup Operating Corporation also entered into an employment agreement, as amended, with Mr. Pasqualini as of April 14, 2004. The agreement contained similar terms as described above with respect to Mr. Korzenski and Ms. Reed, except that if Mr. Pasqualini terminated his employment for “good reason” or Solo Cup Investment Corporation terminated his employment without “cause,” as such terms are defined in the employment agreement, Solo Cup Investment Corporation was required to pay Mr. Pasqualini all accrued and unpaid base salary and bonus, and a severance amount equal to the greater of (A) the amount of base salary that would have been paid over the remainder of the then current agreement term and (B) one and one-half times annual base salary, each payable in accordance with the normal payroll practices of Solo Cup Investment Corporation.

Mr. Pasqualini’s employment terminated effective February 1, 2010. In connection therewith, he received severance in the amount of $615,000, which represents one and one-half times his annual base salary, payable in installments, net of applicable tax withholding, over an 18-month period on regular payroll dates. Mr. Pasqualini also will continue to receive benefit coverage under our group health, vision and dental plans for such 18-month period or until such earlier time as he receives similar coverage from a new employer. Receipt of such payments and benefits is subject to the terms of his employment agreement (attached as an exhibit to this annual report) and our Code of Business Conduct, as well as compliance with customary confidentiality and non-disparagement provisions.

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended December 26, 2010, the compensation committee of the board of directors of Solo Delaware determined executive compensation. None of Solo Delaware’s executive officers served as a director or member of the compensation committee or other board committee performing equivalent functions of another corporation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of Solo Delaware’s outstanding capital stock is owned by its parent company, Solo Cup Investment Corporation. Solo Delaware does not maintain any compensation plan under which equity securities of Solo Delaware are authorized for issuance. The following table presents the beneficial ownership of Solo Cup Investment Corporation’s voting stock as of March 15, 2010 by (1) Solo Delaware’s directors and named executive officers, (2) Solo Delaware’s current directors and executive officers as a group, and (3) other persons that beneficially own in excess of 5% of Solo Cup Investment Corporation’s voting stock. As of March 15, 2011, 10,425,100 shares of Solo Cup Investment Corporation common stock, or SCIC common stock, and 240,200 shares of Solo Cup Investment Corporation convertible participating preferred stock, or SCIC preferred stock, were outstanding.

All persons listed in the table below have sole voting and investment power with respect to their shares, except as otherwise indicated. In addition, unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Solo Cup Company, 150 South Saunders Road, Suite 150, Lake Forest, Illinois 60045. Beneficial ownership is determined in accordance with the rules of the SEC, under which, in general, persons having voting or investment power with respect to a security are deemed to be beneficial owners of that security. Shares of capital stock issuable pursuant to options or convertible securities, to the extent those options or convertible securities are exercisable or convertible, as applicable, within 60 days as of March 15, 2011, are treated as beneficially owned and outstanding for the purpose of computing the percentage ownership of the person holding the option or convertible security, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Common Stock				Convertible Participating Preferred Stock
Name of Beneficial Owner	Shares Beneficially Owned		Percent of Class Beneficially Owned		Shares Beneficially Owned	Percent of Class Beneficially Owned	Stock Options Exercisable Within 60 Days
SCC Holding Company LLC(1)	10,425,100		100.0	%(2)	—	—	—
Vestar Capital Partners IV, L.P. and affiliates(3)	5,071,200	(4)	32.7	%(4)	240,000	99.9%	—
Robert L. Hulseman(5)	10,425,100		100.0	%(2)	—	—	—
Robert M. Korzenski	2,113	(4)	*		100	*	—
Robert D. Koney, Jr.	—		—		—	—	—
George F. Chappelle, Jr.	—		—		—	—	—
Jan Stern Reed	2,113	(4)	*		100	*	—
Peter J. Mendola	—		—		—	—	—
R. James Alexy	—		—		—	—	—
Jeffrey M. Greene	—		—		—	—	—
Neil Harrison	—		—		—	—	—
Sheila M. Hulseman(6)	10,425,100		100.0	%(2)	—	—	—
James R. Hulseman(1)	—		—		—	—	—
John D. Hulseman(1)	—		—		—	—	—
Kevin A. Mundt(3)	5,071,200	(4)	32.7	%(4)	240,000	99.9%	—
Daniel S. O’Connell(3)	5,071,200	(4)	32.7	%(4)	240,000	99.9%	—
Brian P. O’Connor(3)	5,071,200	(5)	32.7	%(5)	240,000	99.9%	—
All directors and executive officers as a group (17 persons) (3)(4)(5)(6)	15,500,526	(7)	100.0%		240,200	100.0%	—

*	Indicates less than 1% ownership.
(1)

Robert L. Hulseman holds 50% of the voting membership interests of SCC Holding. His brother John F. Hulseman, a former Director of Solo Delaware, holds the other 50% of the voting membership of SCC Holding. James R. Hulseman and John D. Hulseman, sons of John F. Hulseman and Directors of Solo Delaware, do not hold any voting membership interests in SCC Holding.

(2)	If the issued and outstanding shares of SCIC preferred stock were converted into shares of SCIC common stock, this percentage would decline to approximately 67.26%.

(3)

Vestar Capital Partners IV, L.P. (“Vestar IV”) owns 216,071 shares of SCIC preferred stock, Vestar Cup Investment, LLC (“Vestar I”) owns 18,929 shares of SCIC preferred stock and Vestar Cup Investment II, LLC (“Vestar II”) owns 5,000 shares of SCIC preferred stock. Vestar IV is the managing member of both Vestar I and Vestar II. Vestar IV is a Delaware limited partnership, the general partner of which is Vestar Associates IV, L.P., a Delaware limited partnership. The general partner of Vestar Associates IV, L.P. is Vestar Associates Corporation IV, a Delaware corporation. The board of directors of Vestar Associates Corporation IV consists solely of Daniel S. O’Connell, who also serves as its President and Chief Executive Officer. Mr. Mundt is a managing director of Vestar IV, and Mr. O’Connor is Vice President of Vestar IV. In their roles as directors or officers of these entities, Messrs. Mundt, O’Connell and O’Connor may be deemed to share beneficial ownership of Vestar IV’s shares of SCIC common stock and SCIC preferred stock. Each of Messrs. Mundt and O’Connor disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein. The address of Vestar IV is 245 Park Avenue, 41st Floor, New York, New York 10167.

(4)	Represents beneficial ownership of shares of SCIC common stock issuable upon conversion of SCIC preferred stock.

(5)

Robert L. Hulseman holds 50% of the voting membership interests of SCC Holding and, as a result, may be deemed to beneficially own the shares of SCIC common stock held by SCC Holding. Mr. Hulseman disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein.

(6)

Consists of shares beneficially owned by Sheila M. Hulseman’s husband, Robert L. Hulseman, which shares may be deemed to be beneficially owned by Ms. Hulseman. Ms. Hulseman disclaims beneficial ownership of those shares except to the extent of her pecuniary interest therein.

(7)	Includes 5,075,426 shares of common stock issuable upon conversion of the SCIC preferred stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Robert L. Hulseman, who is the uncle of James R. and John D. Hulseman, and the husband of Sheila M. Hulseman, is the Chairman Emeritus and a director of Solo Delaware. James R., John D. and Sheila M. Hulseman are directors of Solo Delaware. Robert L. Hulseman holds 50% of the voting membership interests of SCC Holding, which owns 67.26% of the voting stock of Solo Cup Investment Corporation, the parent of Solo Delaware.

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

Each of the ten children of Robert L. Hulseman and Sheila M. Hulseman has an economic interest in SCC Holding, either directly or indirectly as the beneficiary of one or more trusts, of 5% of the Preferred Units and approximately 5% of the Common Units. Each of James R. Hulseman, John D. Hulseman and four of their siblings has an economic interest in SCC Holding, either directly or indirectly as the beneficiary of one or more trusts, of 3.67% of the Preferred Units and approximately 6.09% of the Common Units.

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

In connection with our February 2004 acquisition of SF Holdings, Solo Delaware and Solo Cup Investment Corporation entered into two management agreements: one with SCC Holding and one with Vestar. The Vestar management agreement provides for, among other things, the payment of an $800,000 annual management fee by Solo Cup Investment Corporation to Vestar. The management agreement with SCC Holding provided for, among other things, the payment of a $2.5 million annual management fee by Solo Cup Investment Corporation to SCC Holding or an affiliate or successor of SCC Holding. The management agreement with SCC Holding was amended in connection with the July 2009 refinancing transactions, and pursuant to that amendment, the amount of the annual management fee payable to SCC Holding was reduced from $2.5 million to $800,000. In 2010, each of SCC Holding and Vestar received an annual management fee of $800,000 under its respective management agreement. In addition, pursuant to the terms of the Vestar management agreement, Solo Cup Investment Corporation paid Vestar approximately $133,000 for out-of-pocket expenses.

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

Solo Delaware currently employs Robert L. and Sheila M. Hulseman’s son, Paul J. Hulseman, as a Senior Vice President. In this capacity, he received salary and benefits of approximately $268,550 in 2010. Solo Delaware currently employs Robert L. and Sheila M. Hulseman’s son, Thomas J. Hulseman, as a Director of International Marketing. In this capacity, he received salary and benefits of approximately $175,000 in 2010.

Solo Delaware currently employs Robert L. and Sheila M. Hulseman’s son-in-law, Joseph P. Kovach, as a Vice President — Operations. In this capacity, he received salary and benefits of approximately $255,500 in 2010. James R. Hulseman, a director of Solo Delaware, is also Vice President, Special Projects of the company. As Vice President, he received salary and benefits of approximately $247,950 in 2010. Solo Delaware also employs John D. Hulseman, one of its Directors, as Energy Manager, for which he received salary and benefits of approximately $47,000 in 2010. Solo Delaware also paid John F. Hulseman $114,000 pursuant to the stockholders’ agreement and the transition agreement.

In accordance with the transition agreement, the salary that we pay to each Solo Family Member employed by us (other than Robert L. Hulseman who was paid $295,000 for his role as Chairman Emeritus in 2010) is commensurate with the salaries that we pay to other employees holding similar positions. Aggregate annual amounts paid to all Solo Family Members cannot exceed $1.5 million, excluding any management fees paid to SCC Holding. The Solo Family Members that we employ also receive health and life insurance benefits and reimbursement of personal expenses commensurate with those being provided to our executive officers. The Solo Family Members are subject to the same employee policies as all of our other employees.

Any Solo Family Member that may be terminated by us with or without cause would be entitled to severance benefits under the then-existing policy, provided however, that the severance benefits may not be for less than six months. In 2010, Solo Delaware provided Robert L. Hulseman with an automobile in accordance with the provisions of the transition agreement.

As provided for in the stockholders’ agreement and in accordance with the transition agreement, as of December 2006, the size of the board of directors of Solo Delaware and Solo Cup Investment Corporation increased by four members to a total of eleven directors, and Vestar appointed four additional directors. Following these appointments on December 15, 2006, directors appointed by Vestar constituted a majority of each of Solo Delaware’s and Solo Cup Investment Corporation’s boards of directors. The directors currently appointed by Vestar are R. James Alexy, Jeffrey M. Greene, Neil Harrison, Kevin A. Mundt, Daniel S. O’Connell and Brian P. O’Connor. Directors appointed by Vestar who are neither employees nor equity owners of Vestar (Messrs. Alexy, Greene and Harrison) receive annual compensation of $50,000 for director services.

In February 2009, Solo Cup Operating Corporation entered into an agreement with Sun Products Corporation under which Solo Cup Operating Corporation leased to Sun a warehouse located in Havre de Grace, Maryland that we closed in December 2008. Mr. Mundt, Chairman of Solo Delaware’s board of directors, and Mr. O’Connell, a director of Solo Delaware, are also directors of Sun Products, and one or more Vestar entities have an equity interest in Sun Products. During September 2009, Solo Cup Operating Corporation sold the Havre de Grace property and simultaneously assigned the lease to the new owner. One of the contractual terms of the sale agreement requires Solo Cup Operating Corporation to lease the property from the new owner for years 8-15, beginning in 2016, if Sun does not renew the lease.

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

Relationship with Independent Registered Public Accounting Firm

KPMG LLP has served as our independent registered public accounting firm since 2002. Since July 13, 2004, when Solo Delaware became a registrant, the Board of Directors (the Audit Committee beginning February 2007) has pre-approved all audit and non-audit services provided by KPMG LLP. KPMG LLP’s fees for the years ended December 26, 2010 and December 27, 2009 were as follows (in thousands):

	For the year ended December 26, 2010	For the year ended December 27, 2009
Audit fees (1)	$1,482	$1,630
Audit-related fees (2)	—	135
Tax fees (3)	30	34
Other	4	2

Total	$1,516	$1,801

(1)	Audit fees consisted of work performed for the audit of financial statements, quarterly financial statement reviews, statutory audits, and filings with the SEC.

(2)	Audit-related fees consisted of all services performed by the independent auditors in relation to our issuance and registration of senior secured notes.

(3)	Tax fees consisted of all services performed by the independent auditor’s tax personnel, except those related to the audit of financial statements.

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

See Item 8, “Financial Statements and Supplementary Data,” beginning on page 31 of this document.

2.	Financial Statement Schedules:

All schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Item 8.

3.	Exhibits:

See Index of Exhibits beginning on page 93 of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLO CUP COMPANY

By:	/s/ Robert M. Korzenski
Robert M. Korzenski
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: March 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

By:	/s/ Kevin A. Mundt	Date: March 17, 2011
Kevin A. Mundt
Chairman of the Board

By:	/s/ Robert L. Hulseman	Date: March 17, 2011
Robert L. Hulseman
Chairman Emeritus

By:	/s/ Robert M. Korzenski	Date: March 17, 2011
Robert M. Korzenski
Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ Robert D. Koney, Jr.	Date: March 17, 2011
Robert D. Koney, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Brian P. O’Connor	Date: March 17, 2011
Brian P. O’Connor
Director

By:	/s/ Neil Harrison	Date: March 17, 2011
Neil Harrison
Director

By:	/s/ James R. Hulseman	Date: March 17, 2011
James R. Hulseman
Director

By:	/s/ John D. Hulseman	Date: March 17, 2011
John D. Hulseman
Director

By:	/s/ Sheila M. Hulseman	Date: March 17, 2011
Sheila M. Hulseman
Director

By:	/s/ R. James Alexy	Date: March 17, 2011
R. James Alexy
Director

By:	/s/ Jeffrey M. Greene	Date: March 17, 2011
Jeffrey M. Greene
Director

By:	/s/ Daniel S. O’Connell	Date: March 17, 2011
Daniel S. O’Connell
Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders of Solo Cup Company.

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-K OF SOLO CUP COMPANY

FOR THE YEAR ENDED DECEMBER 26, 2010

Exhibit Number	Exhibit Description
†3.1	Amended and Restated Certificate of Incorporation of Solo Cup Company (incorporated by reference to Exhibit 3.1 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†3.2	Second Amended and Restated By-laws of Solo Cup Company (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Solo Cup Company on June 24, 2005)

†3.3	Amended and Restated Certificate of Incorporation of Solo Cup Operating Corporation (f/k/a Sweetheart Cup Company Inc.) (incorporated by reference to Annex A-1 to Exhibit A to Exhibit 3.12 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†3.4	Amended and Restated By-laws of Solo Cup Operating Corporation (f/k/a Sweetheart Cup Company Inc.) (incorporated by reference to Exhibit 3.4 to the Form S-4 filed by Solo Cup Company on December 4, 2009)

†3.5	Amended and Restated Certificate of Incorporation of SF Holdings Group, Inc. (incorporated by reference to Exhibit A to Exhibit 3.10 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†3.6	Amended and Restated By-laws of SF Holdings Group, Inc. (incorporated by reference to Exhibit 3.6 to the Form S-4 filed by Solo Cup Company on December 4, 2009)

†3.7	Certificate of Incorporation of Lily-Canada Holding Corporation (incorporated by reference to Exhibit 3.14 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†3.8	Amended and Restated By-laws of Lily-Canada Holding Corporation (incorporated by reference to Exhibit 3.8 to the Form S-4 filed by Solo Cup Company on December 4, 2009)

†3.9	Certificate of Formation of Solo Manufacturing LLC (incorporated by reference to Exhibit 3.9 to the Form S-4 filed by Solo Cup Company on December 4, 2009)

†3.10	Limited Liability Company Agreement of Solo Manufacturing LLC (incorporated by reference to Exhibit 3.10 to the Form S-4 filed by Solo Cup Company on December 4, 2009)

†3.11	Certificate of Trust of Solo Cup Owings Mills Holdings (incorporated by reference to Exhibit 3.11 to the Form S-4 filed by Solo Cup Company on December 4, 2009)

†3.12	Trust Agreement, dated as of June 24, 2009 between Solo Cup Operating Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 3.12 to the Form S-4 filed by Solo Cup Company on December 4, 2009)

†3.13	Certificate of Incorporation of P. R. SOLO CUP, INC. (incorporated by reference to Exhibit 3.7 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†3.14	By-laws of P. R. SOLO CUP, INC. (incorporated by reference to Exhibit 3.8 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†3.15	First Amendment to By-laws of P. R. SOLO CUP, INC. (incorporated by reference to Exhibit 3.15 to the Form S-4 filed by Solo Cup Company on December 4, 2009)

†3.16	Certificate of Incorporation of Solo Cup (UK) Limited (incorporated by reference to Exhibit 3.22 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†3.17	Memorandum of Association and Articles of Association of Solo Cup (UK) Limited (f/k/a Realglass Limited) (incorporated by reference to Exhibit 3.17 to the Form S-4 filed by Solo Cup Company on December 4, 2009)

†3.18	Certificate of Incorporation of Insulpak Holdings Limited (incorporated by reference to Exhibit 3.24 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†3.19	Articles of Association and Memorandum of Association of Insulpak Holdings Limited (incorporated by reference to Exhibit 3.19 to the Form S-4 filed by Solo Cup Company on December 4, 2009)

Exhibit Number	Exhibit Description
†3.20	Certificate of Incorporation of Solo Cup Europe Limited (incorporated by reference to Exhibit 3.26 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†3.21	Memorandum of Association and Articles of Association of Solo Cup Europe Limited (incorporated by reference to Exhibit 3.21 to the Form S-4 filed by Solo Cup Company on December 4, 2009)

3.22	Articles of Association of Solo Cup Finance Limited

†4.1	Indenture, dated as of February 27, 2004, by and among Solo Cup Company, a Delaware corporation, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†4.2	Form of 8 1/2% Senior Subordinated Notes (incorporated by reference to Exhibit A to Exhibit 4.2 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†4.3	First Supplemental Indenture dated as of June 18, 2004, by and among Solo Cup Company, a Delaware corporation, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†4.4	Second Supplemental Indenture dated as of June 30, 2005, by and among Solo Cup Company, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Form 10-Q filed on August 11, 2009)

†4.5	Third Supplemental Indenture dated as of July 2, 2009, by and among Solo Cup Company, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Form 10-Q filed on August 11, 2009)

4.6	Fourth Supplemental Indenture dated as of December 17, 2010, by and among Solo Cup Company, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee

†4.7	Certificate of Designations of Convertible Participating Preferred Stock of Solo Cup Investment Corporation (incorporated by reference to Exhibit 4.5 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†4.8	Certificate of Designations of Redeemable Preferred Stock of Solo Cup Investment Corporation (incorporated by reference to Exhibit 4.6 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†4.9	Indenture, dated as of July 2, 2009, among Solo Cup Company, Solo Cup Operating Corporation, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Form 8-K filed by Solo Cup Company on July 9, 2009)

4.10	First Supplemental Indenture dated as of April 30, 2010, by and among Solo Cup Company and Solo Cup Operating Corporation, as co-issuers, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee

4.11	Second Supplemental Indenture dated as of December 17, 2010, by and among Solo Cup Company and Solo Cup Operating Corporation, as co-issuers, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee

†4.12	Security Agreement dated as of July 2, 2009 by and among Solo Cup Company, Solo Cup Operating Corporation, the other subsidiaries of Solo Cup Company listed on the signature pages thereof and U.S. Bank National Association, as collateral trustee (incorporated by reference to Exhibit 4.8 to the Form 8-K filed by Solo Cup Company on July 9, 2009)

†4.13	Notes Debenture dated July 2, 2009 between U.S. Bank National Association, as collateral trustee, and Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited as the Chargors (incorporated by reference to Exhibit 4.9 to the Form 8-K filed by Solo Cup Company on July 9, 2009)

†4.14	Collateral Trust Agreement, dated as of July 2, 2009, by and among Solo Cup Company, Solo Cup Operating Corporation, the guarantors from time to time party thereto, U.S. Bank National Association, as trustee, the other secured debt representatives from time to time party thereto, and U.S. Bank National Association, as collateral trustee (incorporated by reference to Exhibit 4.10 to the Form 8-K filed by Solo Cup Company on July 9, 2009)

†4.15	Lien Subordination and Intercreditor Agreement, dated as of July 2, 2009, among Bank of America, N.A., as agent for the ABL Secured Parties referred to therein, U.S. Bank National Association, as collateral trustee for the Priority Lien Secured Parties and the Subordinated Lien Secured Parties referred to therein, Solo Cup Company, Solo Cup Operating Corporation and the subsidiaries of Solo Cup Company named therein (incorporated by reference to Exhibit 4.11 to the Form 8-K filed by Solo Cup Company on July 9, 2009)

†4.16	Form of 10.5% Senior Secured Notes due 2013 (included in Exhibit A to Exhibit 4.9)

Exhibit Number	Exhibit Description
†10.1	The Solo Cup Company Management Incentive Plan (incorporated by reference to Exhibit 10.35 to the Form 10-Q filed by Solo Cup Company on May 15, 2007) *

10.2	Solo Cup Company Management Long-Term Incentive Plan dated October 1, 2007, as amended as of March 24, 2010 (incorporated by reference to Exhibit 10.2 to the Form 10-K filed by Solo Cup Company on March 25, 2010)*

†10.3	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Operating Corporation and Robert M. Korzenski (incorporated by reference to Exhibit 10.11 to the Form S-4 filed by Solo Cup Company on June 24, 2004) *

†10.4	Amendment No. 1, dated as of July 26, 2006, to Employment Agreement dated as of April 14, 2004, by and between Solo Cup Investment Corporation, Solo Cup Operating Corporation and Robert M. Korzenski (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Solo Cup Company on October 16, 2006) *

†10.5	Amendment No. 2, dated as of October 11, 2006, to Employment Agreement dated as of April 14, 2004, by and between Solo Cup Investment Corporation, Solo Cup Operating Corporation and Robert M. Korzenski (incorporated by reference to Exhibit 10.8 to the Form 10-Q filed by Solo Cup Company on October 16, 2006) *

†10.6	Amendment No. 3, dated as of December 12, 2008, to Employment Agreement dated as of April 14, 2004, by and between Solo Cup Investment Corporation, Solo Cup Operating Corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Robert M. Korzenski (incorporated by reference to Exhibit 99.3 to the Form 8-K filed by Solo Cup Company on December 23, 2008) *

†10.7	Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Operating Corporation and Tom Pasqualini (incorporated by reference to Exhibit 10.12 to the Form S-4 filed by Solo Cup Company on June 24, 2004) *

†10.8	Amendment No. 1, dated as of July 26, 2006, to Employment Agreement dated as of April 14, 2004, by and between Solo Cup Investment Corporation, Solo Cup Operating Corporation and Tom Pasqualini (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Solo Cup Company on October 16, 2006) *

†10.9	Amendment No. 2, dated as of December 12, 2008, to Employment Agreement dated as of April 14, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Tom Pasqualini (incorporated by reference to Exhibit 99.4 to the Form 8-K filed by Solo Cup Company on December 23, 2008) *

†10.10	Employment Agreement, dated as of November 30, 2004, among Solo Cup Investment Corporation, Solo Cup Operating Corporation and Jan Stern Reed (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Solo Cup Company on December 3, 2004) *

†10.11	Amendment No. 1, dated as of July 26, 2006, to Employment Agreement dated as of November 30, 2004, by and between Solo Cup Investment Corporation, Solo Cup Operating Corporation and Jan Stern Reed (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Solo Cup Company on October 16, 2006) *

†10.12	Amendment No. 2, dated as of October 11, 2006, to Employment Agreement dated as of November 30, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Jan Stern Reed (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by Solo Cup Company on October 16, 2006) *

†10.13	Amendment No. 3, dated as of December 12, 2008, to Employment Agreement dated as of November 30, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Jan Stern Reed (incorporated by reference to Exhibit 99.5 to the Form 8-K filed by Solo Cup Company on December 23, 2008) *

Exhibit Number	Exhibit Description
†10.14	Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company and Vestar Capital Partners (incorporated by reference to Exhibit 10.16 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†10.15	Amendment No. 1, dated as of December 19, 2008, to Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company and Vestar Capital Partners (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Solo Cup Company on December 23, 2008)

†10.16	Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company and SCC Holding Company LLC (incorporated by reference to Exhibit 10.17 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†10.17	Amendment No. 1, dated as of December 19, 2008, to Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and SCC Holding Company LLC (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by Solo Cup Company on December 23, 2008)

†10.18	Amendment No. 2, dated as of June 30, 2009, to Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and SCC Holding Company LLC (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on July 7, 2009)

†10.19	Stockholders’ Agreement, dated as of February 27, 2004, among Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding Company LLC, Solo Cup Investment Corporation and Solo Cup Company (Robert M. Korzenski and Thomas Pasqualini became parties to the Stockholders’ Agreement effective April 14, 2004 and Jan Stern Reed effective November 30, 2004, by executing a joinder agreement in the form of Exhibit 10.19 to the Form S-4 filed by Solo Cup Company on June 24, 2004) (incorporated by reference to Exhibit 10.18 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†10.20	Amendment No. 1, dated as of June 26, 2008, to Stockholders’ Agreement, dated as of February 27, 2004, among Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding Company LLC, Solo Cup Company, Solo Cup Investment Corporation and the parties identified on the signature pages thereto as Management Investors (incorporated by reference to Exhibit 10.32 to the Form 8-K filed by Solo Cup Company on July 2, 2008)

†10.21	Amendment No. 2, dated as of September 14, 2010, to Stockholders’ Agreement, dated as of February 27, 2004, among Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding Company LLC, Solo Cup Company, Solo Cup Investment Corporation and the parties identified on the signature pages thereto as Management Investors (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Solo Cup Company on November 9, 2010)

†10.22	Transition Agreement, dated December 14, 2006, among Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding Company LLC, Solo Cup Investment Corporation and Solo Cup Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Solo Cup Company on December 15, 2006)

†10.23	Form of Joinder to Stockholders’ Agreement (incorporated by reference to Exhibit 10.19 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†10.24	Registration Rights Agreement, dated as of February 27, 2004, between Solo Cup Investment Corporation, SCC Holding Company LLC, Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, and Vestar Cup Investment II, LLC (Robert M. Korzenski and Thomas Pasqualini became parties to the Stockholders’ Agreement effective April 14, 2004 and Jan Stern Reed effective November 30, 2004, by executing a joinder agreement in the form of Exhibit 10.21to the Form S-4 filed by Solo Cup Company on June 24, 2004) (incorporated by reference to Exhibit 10.20 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†10.25	Form of Joinder to Registration Rights Agreement (incorporated by reference to Exhibit 10.21 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†10.26	Lease Agreement between iSTAR SCC Distribution Centers LLC, as Landlord and Solo Cup Operating Corporation and SF Holdings Group, Inc. and Solo Cup Company, jointly and severally as Tenant, dated as of June 27, 2007 (incorporated by reference to Exhibit 10.31 to the Form S-4 filed by Solo Cup Company on December 4, 2009)

Exhibit Number	Exhibit Description
†10.27	Loan Agreement, dated as of July 2, 2009, among Solo Cup Company, Solo Cup Operating Corporation, certain subsidiaries of Solo Cup Company from time to time party thereto as guarantors, the financial institutions from time to time party thereto as lenders, Bank of America, N.A., as a co-collateral agent and as administrative agent for the lenders, and General Electric Capital Corporation, as a co-collateral agent for the lenders (incorporated by reference to Exhibit 10.37 to the Form 8-K filed on July 9, 2009)

10.28	Guaranty Supplement dated December 17, 2010 of Solo Cup Finance Limited

†10.29	Security Agreement dated July 2, 2009 made by Solo Cup Company, Solo Cup Operating Corporation and the other subsidiaries of Solo Cup Company listed on the signature pages thereof to Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.38 to the Form 8-K filed by Solo Cup Company on July 9, 2009)

†10.30	ABL Debenture dated July 2, 2009 between Bank of America, N.A., as agent, and Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited (incorporated by reference to Exhibit 10.39 to the Form 8-K filed by Solo Cup Company on July 9, 2009)

†10.31	Amended and Restated Credit Agreement dated as of December 15, 2010 by and among Solo Cup Canada Inc., as the Borrower, the other persons party thereto that are designated as Credit Parties, GE Canada Finance Holding Company, for itself, as a Lender and as Agent for all Lenders, and the other financial institutions party thereto, as Lenders (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Solo Cup Company on December 20, 2010)

†10.32	Amended and Restated Guarantee and Security Agreement dated as of December 15, 2010 by Solo Cup Canada Inc., as the Borrower, in favor of GE Canada Finance Holding Company, as Agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Solo Cup Company on December 20, 2010)

21	List of Subsidiaries of Solo Cup Company, a Delaware corporation

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Previously filed
*	Indicates a management contract or a compensatory plan or agreement.