Form 10-Q
period 2011-03-27
Solo Cup CO
filed 2011-05-10
CIK 1294608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________
FORM 10-Q
 __________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2011

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number: 333-116843
 __________________________________________
SOLO CUP COMPANY
(Exact name of registrant as specified in its charter)
 __________________________________________

Delaware	47-0938234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 South Saunders Road, Suite 150, Lake Forest, Illinois	60045
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 847/444-5000
__________________________________________
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
Large accelerated filer  ☐    Accelerated filer   ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock as of May 10, 2011:
Common Stock, $0.01 par value – 100 shares

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SOLO CUP COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 27, 2011	December 26, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,360	$21,511
Accounts receivable - trade, less allowance for doubtful accounts of $1,908 and $1,837	126,382	116,213
Accounts receivable - other	4,672	4,512
Inventories	272,373	227,589
Deferred income taxes	11,256	13,056
Prepaid expenses	4,878	6,039
Restricted cash	—	1,940
Other current assets	17,763	17,809
Total current assets	453,684	408,669
Property, plant and equipment, less accumulated depreciation and amortization of $636,754 and $612,847	410,775	429,113
Intangible assets, net	856	910
Other assets	24,312	25,980
Total assets	$889,627	$864,672
Liabilities and Shareholder’s Deficit
Current liabilities:
Accounts payable	$89,046	$63,058
Accrued payroll and related costs	28,993	28,707
Accrued customer allowances	25,066	27,172
Current maturities of long-term debt	446	430
Accrued interest	20,499	20,000
Other current liabilities	36,734	39,189
Total current liabilities	200,784	178,556
Long-term debt, net of current maturities	664,635	637,285
Deferred income taxes	12,748	14,876
Pensions and other postretirement benefits	37,963	38,428
Deferred gain on sale-leaseback	40,101	40,758
Other liabilities	42,881	42,273
Total liabilities	999,112	952,176
Shareholder’s deficit:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	254,895	254,895
Accumulated deficit	(356,413)	(331,116)
Accumulated other comprehensive loss	(7,967)	(11,283)
Total shareholder’s deficit	(109,485)	(87,504)
Total liabilities and shareholder’s deficit	$889,627	$864,672
See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	For the thirteen weeks ended
	March 27, 2011	March 28, 2010
Net sales	$371,145	$344,872
Cost of goods sold	340,724	306,588
Gross profit	30,421	38,284
Selling, general and administrative expenses	35,587	34,822
Loss on asset disposals	544	963
Operating (loss) income	(5,710)	2,499
Interest expense, net of interest income of $34 and $34	17,282	17,100
Foreign currency exchange loss, net	2,158	1,376
Loss before income taxes	(25,150)	(15,977)
Income tax provision	147	551
Net loss	$(25,297)	$(16,528)
See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT
(Unaudited, in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholder’s deficit
	Shares	Amount
December 26, 2010	100	$—	$254,895	$(331,116)	$(11,283)	$(87,504)
Net loss	—	—	—	(25,297)	—	(25,297)
Foreign currency translation adjustment	—	—	—	—	2,910	2,910
Pension liability adjustments, net of tax of $186	—	—	—	—	406	406
March 27, 2011	100	$—	$254,895	$(356,413)	$(7,967)	$(109,485)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Thirteen weeks ended
	March 27, 2011	March 28, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,297)	$(16,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,235	17,007
Deferred financing fee amortization	1,809	1,720
Loss on asset disposals	544	963
Deferred income taxes	116	(257)
Foreign currency exchange loss, net	2,158	1,376
Changes in operating assets and liabilities:
Accounts receivable, net	(9,090)	4,585
Inventories	(43,382)	(56,526)
Prepaid expenses and other current assets	1,753	1,324
Other assets	(339)	832
Accounts payable	25,414	18,540
Accrued expenses and other current liabilities	(6,422)	896
Other liabilities	(1,226)	37
Other, net	448	655
Net cash used in operating activities	(27,279)	(25,376)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	1,089	21
Purchases of property, plant and equipment	(7,219)	(20,032)
Decrease in restricted cash	1,940	2,170
Net cash used in investing activities	(4,190)	(17,841)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	26,989	42,300
Repayments of term notes	—	(348)
Repayments of other debt	(110)	(64)
Return of capital to parent	—	(100)
Debt issuance costs	—	(480)
Net cash provided by financing activities	26,879	41,308
Effect of exchange rate changes on cash	(561)	328
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,151)	(1,581)
CASH AND CASH EQUIVALENTS, beginning of period	21,511	30,006
CASH AND CASH EQUIVALENTS, end of period	$16,360	$28,425
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of capitalized interest	$16,322	$15,595
Income taxes paid (tax refunds), net	$737	$(1,958)

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
Principles of consolidation. These interim condensed consolidated financial statements include the accounts of Solo Delaware and its subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation. The information included in these interim condensed consolidated financial statements is unaudited but, in our opinion, includes all adjustments (consisting only of normal recurring adjustments and accruals unless otherwise indicated) that we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Results for the interim periods are not necessarily indicative of results expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 26, 2010, included in our 2010 Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 17, 2011.
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

(2) PLANT CLOSURES
On May 6, 2010, our Board of Directors committed to a plan designed to further optimize our manufacturing footprint. Pursuant to the plan, we closed our manufacturing facility in Springfield, Missouri in March 2011 and we intend to close our manufacturing facilities in North Andover, Massachusetts and Owings Mills, Maryland by the end of 2011. We expect to incur costs over the life of the plan in the range of $115 to $124 million, of which approximately $27 to $29 million (identified in the table below as severance and equipment relocation and related costs) will require cash expenditures. Approximately $2.4 million of severance has been paid through March 27, 2011, including $1.8 million during the thirteen weeks ended March 27, 2011. Approximately $10.9 million of equipment relocation and related costs, which are expensed as incurred, have been paid to date, including $5.5 million during the thirteen weeks ended March 27, 2011.
The total expected costs also include a future charge attributable to lease payments for our North Andover facility that we will remain obligated to make in periods after we exit the facility, asset impairment charges, and accelerated depreciation for certain property, plant and equipment that will not be used after the facilities are closed. The following table summarizes the estimated range of total plan costs and those incurred (expensed) to date (in millions):

	Estimated range		Incurred (expensed)
	As of		Year ended	Thirteen weeks ended	Life to date
	March 27, 2011		December 26, 2010	March 27, 2011	March 27, 2011
Severance	$7	$7	$7	$—	$7
Equipment relocation and related costs	20	22	5	6	11
Pension plan curtailment loss	2	2	2	—	2
Accrual of remaining lease payments	4	6	—	—	—
Asset impairment	17	17	17	—	17
Accelerated depreciation	65	70	40	9	49
Total costs	$115	$124	$71	$15	$86
Equipment relocation and related costs and accelerated depreciation are included in cost of goods sold on our accompanying consolidated statement of operations. As of March 27, 2011, accrued severance of approximately $5 million is included in other current liabilities in our Consolidated Balance Sheet.

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INVENTORIES
The components of inventories were as follows (in thousands):

	March 27, 2011	December 26, 2010
Finished goods	$206,671	$166,042
Work in process	12,683	12,307
Raw materials and supplies	53,019	49,240
Total inventories	$272,373	$227,589

(4) DEBT
Long-term debt as of March 27, 2011 and December 26, 2010, including amounts payable within one year, was as follows (in thousands):

	March 27, 2011	December 26, 2010
Long-term debt:
10.5% Senior Secured Notes due 2013	$300,000	$300,000
Unamortized discount	(4,130)	(4,464)
10.5% Senior Secured Notes due 2013, net	295,870	295,536
8.5% Senior Subordinated Notes due 2014	325,000	325,000
Asset-based Revolving Credit Facility	38,435	10,027
Canadian Revolving Credit Facility	1,329	2,669
Capital lease obligations	4,447	4,483
Total long-term debt	665,081	637,715
Less: Current maturities of long-term debt	446	430
Long-term debt, net of current maturities	$664,635	$637,285

(5) FAIR VALUE OF FINANCIAL INSTRUMENTS
Our financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, derivative financial instruments and debt, including obligations under capital leases. The carrying values of financial instruments other than derivative financial instruments and fixed-rate debt approximated their fair values as of March 27, 2011 and December 26, 2010 due to their short-term maturities or market rates of interest. Derivative financial instruments were recorded at fair value (Note 6). As of March 27, 2011 and December 26, 2010, the fair value of our floating-rate debt, consisting of our asset-based revolving credit facility and the revolving loan under our Canadian credit facility, approximated carrying value due to our ability to borrow at comparable terms in the open market.
Our 10.5% Senior Secured Notes due 2013, issued on July 2, 2009 (Note 4), had a carrying value of $295.9 million and an estimated fair value of $316.8 million as of March 27, 2011, and a carrying value of $295.5 million and an estimated fair value of $319.5 million as of December 26, 2010. Our 8.5% Senior Subordinated Notes due 2014 (Note 4) had a carrying value of $325.0 million and an estimated fair value of $292.5 million and $295.1 million as of March 27, 2011 and December 26, 2010, respectively. The fair value of the senior secured notes and the senior subordinated notes was determined based on the last trade price of the respective debt on March 25, 2011 and December 23, 2010, the last business day of each respective fiscal period. The estimated fair values were determined using Level 1 inputs in the fair value hierarchy, as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures.
(continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
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
On a recurring basis prior to their expiration date, we measured our interest rate swap agreements (Note 6) at fair value using an income approach and Level 2 inputs in the fair value hierarchy. The income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts incorporating observable market inputs as of the reporting date such as prevailing interest rates. Both the counterparty’s credit risk and our credit risk were considered in the fair value determination.

(6) DERIVATIVE INSTRUMENTS
As of December 26, 2010, we had three outstanding receive-variable (three-month LIBOR), pay-fixed interest rate swap agreements with an aggregate notional amount of $150 million that were originally entered into to hedge a portion of our exposure to interest rate risk related to term loan borrowings under our former variable-rate first lien facility. The effective date of the interest rate swaps was August 28, 2007 and the expiration date was February 28, 2011. The interest rate swaps were initially designated and qualified as highly-effective cash flow hedges. As of June 28, 2009, these swaps no longer qualified for hedge accounting because we extinguished our first lien credit facility as part of our July 2009 refinancing transactions.
As a result of the refinancing transactions, the counterparty to the interest rate swaps required us to post a specified amount of collateral against the current market value of the swaps. Our obligation to post collateral continued through the expiration date of the swaps in February 2011. The amount of collateral that remained on account with the counterparty fluctuated based on changes in the estimated fair value of the swaps, including as a result of changes in interest rates. The amount of collateral as of December 26, 2010 of $1.9 million is included in restricted cash on our Consolidated Balance Sheet and classified as current.
When the interest rate swaps were designated as cash flow hedges, we reported the mark-to-market changes on the swaps as a component of accumulated other comprehensive income (loss) in accordance with FASB ASC Topic 815, Derivatives. As a result of the refinancing transactions, the hedged forecasted payments of variable-rate interest on borrowings under the first lien credit facility were no longer probable of occurring. Accordingly, we discontinued hedge accounting prospectively, and, as a result, the cumulative mark-to-market loss of $9.1 million associated with these swaps was reclassified from accumulated other comprehensive loss to interest expense in June 2009. Since the third fiscal quarter of 2009, we have reported the mark-to-market changes on the swaps as a component of interest expense, net. The mark-to-market gains recognized in interest expense during the thirteen weeks ended March 27, 2011 and March 28, 2010 were $1.4 million and $1.5 million, respectively. The net gain (loss) recognized in interest expense during the thirteen weeks ended March 27, 2011 and March 28, 2010 was $0.1 million and $(0.5) million, respectively.
We reported our interest rate swap agreements at fair value on our Consolidated Balance Sheet as current liabilities based on their expiration date of February 28, 2011. As of December 26, 2010, their fair value of $1.4 million was included in other current liabilities.

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) PENSION AND OTHER POSTRETIREMENT BENEFITS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in thousands):

	For the thirteen weeks ended
	March 27, 2011	March 28, 2010
Pension Benefits
Service cost	$357	$343
Interest cost	1,788	1,758
Expected return on plan assets	(1,808)	(1,773)
Amortization of prior service cost	30	51
Amortization of net loss	666	570
Net periodic benefit cost	$1,033	$949
Other Postretirement Benefits
Service cost	$15	$14
Interest cost	94	93
Amortization of prior service credit	(109)	(108)
Amortization of net loss	13	13
Net periodic benefit cost	$13	$12

During the thirteen weeks ended March 27, 2011, we made approximately $1.0 million of contributions to our pension and other postretirement benefit plans. We presently anticipate contributing an additional $6.0 million to fund our pension and other postretirement benefit plans in 2011 for a total of approximately $7.0 million.

(8) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consisted of the following (in thousands):

	For the thirteen weeks ended
	March 27, 2011	March 28, 2010
Net loss	$(25,297)	$(16,528)
Foreign currency translation adjustments	2,910	345
Pension liability adjustments, net of tax of $186 and $224	406	302
Comprehensive loss	$(21,981)	$(15,881)
Accumulated other comprehensive loss consisted of the following (in thousands):

	March 27, 2011	December 26, 2010
Foreign currency translation adjustments	$15,995	$13,085
Pension liability adjustments, net of tax benefit of $5,029 and $5,215	(23,962)	(24,368)
Accumulated other comprehensive loss	$(7,967)	$(11,283)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) RELATED PARTY TRANSACTIONS
Advisory fees. In 2004, Solo Delaware and Solo Cup Investment Corporation entered into a management agreement with SCC Holding providing for, among other things, the payment by Solo Cup Investment Corporation of an annual advisory fee of $2.5 million to SCC Holding. On June 30, 2009, during our third fiscal quarter of 2009, Solo Delaware and Solo Cup Investment Corporation amended the management agreement to provide that the annual advisory fee would be $0.8 million, beginning with the 2009 fee. Pursuant to the SCC Holding Agreement, we recorded $0.2 million of advisory fees during each of the thirteen weeks ended March 27, 2011 and March 28, 2010. As of March 27, 2011, prepaid advisory fees of $0.2 million were included in prepaid expenses on our Consolidated Balance Sheet.
In 2004, Solo Delaware and Solo Cup Investment Corporation also entered into a management agreement with Vestar pursuant to which Solo Cup Investment Corporation agreed to pay Vestar an annual advisory fee of $0.8 million, plus reimbursement of its expenses. Pursuant to the Vestar Agreement, we recorded $0.2 million of advisory fees during each of the thirteen weeks ended March 27, 2011 and March 28, 2010. As of March 27, 2011, prepaid advisory fees of $0.2 million were included in prepaid expenses on our Consolidated Balance Sheet.

(10) SEGMENTS
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
The accounting policies of the operating segments are the same as those described in Note 2 to the consolidated financial statements in our 2010 Annual Report on Form 10-K. Segment operating results are measured based on operating income (loss). We account for intersegment net sales on an arm’s-length pricing basis.

(in thousands)	North America	Europe	Other	Total Segments	Eliminations	Total
For the thirteen weeks ended March 27, 2011
Revenues from external customers	$340,741	$26,788	$3,616	$371,145	$—	$371,145
Intersegment net sales	7,892	—	—	7,892	(7,892)	—
Operating (loss) income	(5,680)	(356)	351	(5,685)	(25)	(5,710)
For the thirteen weeks ended March 28, 2010
Revenues from external customers	$316,731	$25,098	$3,043	$344,872	$—	$344,872
Intersegment net sales	3,671	—	—	3,671	(3,671)	—
Operating income (loss)	3,509	(1,405)	326	2,430	69	2,499

	For the thirteen weeks ended
(in thousands)	March 27, 2011	March 28, 2010
Operating income (loss):
Total segment and other operating (loss) income	$(5,685)	$2,430
Elimination of intersegment operating (income) loss	(25)	69
Interest expense	(17,316)	(17,134)
Interest income	34	34
Foreign currency exchange loss, net	(2,158)	(1,376)
Loss before income taxes	$(25,150)	$(15,977)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) GUARANTOR NOTE
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
The following financial information is presented in accordance with Rule 3-10 of Regulation S-X under the Securities Exchange Act of 1934. In presenting this financial information, the equity method of accounting has been applied to (1) Solo Delaware's investment in SF Holdings, (2) SF Holdings' investment in SCOC, and (3) SCOC's investment in the Other Guarantors and Non-Guarantor subsidiaries. All such subsidiaries meet the requirements to be consolidated under U.S. generally accepted accounting principles. All intercompany balances and transactions have been eliminated.

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheet March 27, 2011 (In thousands)
	Solo Delaware(1)	SF Holdings(2) (Guarantor)	SCOC(3)	Other Guarantors(4)	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$1,850	$5,701	$8,809	$—	$16,360
Accounts receivable - trade	—	—	88,038	17,988	20,356	—	126,382
Accounts receivable - other	2,072	—	22,554	2,185	—	(22,139)	4,672
Inventories	—	—	230,049	19,395	25,841	(2,912)	272,373
Deferred income taxes	—	—	10,707	—	549	—	11,256
Prepaid expenses and other current assets	—	—	18,490	2,269	1,882	—	22,641
Total current assets	2,072	—	371,688	47,538	57,437	(25,051)	453,684
Property, plant and equipment, net	—	—	367,446	12,536	30,793	—	410,775
Intangible assets, net	—	—	856	—	—	—	856
Intercompany receivables - non-current	184,093	—	6,088	—	—	(190,181)	—
Intercompany debt - non-current	400,728	—	39,467	—	—	(440,195)	—
Investments in subsidiaries	(70,147)	255,802	56,275	—	20,473	(262,403)	—
Other assets	11,068	—	9,582	1,014	2,648	—	24,312
Total assets	$527,814	$255,802	$851,402	$61,088	$111,351	$(917,830)	$889,627
Liabilities and Shareholder’s (Deficit) Equity
Current liabilities:
Accounts payable	$—	$—	$71,481	$11,737	$5,828	$—	$89,046
Intercompany payable	—	—	4,257	8,404	9,480	(22,141)	—
Accrued expenses and other current liabilities	16,429	—	86,731	1,766	6,366	—	111,292
Current maturities of long-term debt	—	—	173	273	—	—	446
Total current liabilities	16,429	—	162,642	22,180	21,674	(22,141)	200,784
Long-term debt, net of current maturities	620,870	—	41,694	741	1,330	—	664,635
Long-term debt, net of current maturities - intercompany	—	135,768	264,960	39,465	—	(440,193)	—
Deferred income taxes	—	—	11,266	—	1,482	—	12,748
Long-term payable - intercompany	—	190,181	—	—	—	(190,181)	—
Other long-term liabilities	—	—	115,038	522	5,385	—	120,945
Total liabilities	637,299	325,949	595,600	62,908	29,871	(652,515)	999,112
Total shareholder’s (deficit) equity	(109,485)	(70,147)	255,802	(1,820)	81,480	(265,315)	(109,485)
Total liabilities and shareholder’s (deficit) equity	$527,814	$255,802	$851,402	$61,088	$111,351	$(917,830)	$889,627

(1)	Issuer of 8.5% Senior Subordinated Notes; co-issuer of 10.5% Senior Secured Notes

(2)	Guarantor of 8.5% Senior Subordinated Notes and 10.5% Senior Secured Notes

(3)	Guarantor of 8.5% Senior Subordinated Notes; co-issuer of 10.5% Senior Secured Notes

(4)	Guarantors of 8.5% Senior Subordinated Notes and 10.5% Senior Secured Notes

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheet December 26, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$7,455	$4,896	$9,160	$—	$21,511
Accounts receivable - trade	—	—	82,118	16,612	17,483	—	116,213
Accounts receivable - other	2,756	—	15,633	2,184	—	(16,061)	4,512
Inventories	—	—	189,455	15,625	24,598	(2,089)	227,589
Deferred income taxes	—	—	12,573	—	483	—	13,056
Restricted cash	1,940	—	—	—	—	—	1,940
Prepaid expenses and other current assets	—	—	20,379	1,726	1,743	—	23,848
Total current assets	4,696	—	327,613	41,043	53,467	(18,150)	408,669
Property, plant and equipment, net	—	—	385,381	12,905	30,827	—	429,113
Intangible asssets, net	—	—	910	—	—	—	910
Intercompany receivables - non-current	178,021	—	6,088	—	—	(184,109)	—
Intercompany debt - non-current	407,488	—	37,894	—	—	(445,382)	—
Investments in subsidiaries	(51,681)	268,197	56,089	—	19,488	(292,093)	—
Other assets	11,984	—	9,915	1,662	2,419	—	25,980
Total assets	$550,508	$268,197	$823,890	$55,610	$106,201	$(939,734)	$864,672
Liabilities and Shareholder’s Equity (Deficit)
Current liabilities:
Accounts payable	$—	$—	$46,925	$10,861	$5,272	$—	$63,058
Intercompany payable	—	—	5,265	4,805	5,991	(16,061)	—
Accrued expenses and other current liabilities	17,476	—	89,448	1,649	6,495	—	115,068
Current maturities of long-term debt	—	—	168	262	—	—	430
Total current liabilities	17,476	—	141,806	17,577	17,758	(16,061)	178,556
Long-term debt, net of current maturities	620,536	—	13,330	747	2,672	—	637,285
Long-term debt, net of current maturities - intercompany	—	135,768	271,720	37,893	—	(445,381)	—
Deferred income taxes	—	—	13,132	—	1,744	—	14,876
Long-term payable - intercompany	—	184,110	—	—	—	(184,110)	—
Other long-term liabilities	—	—	115,705	667	5,087	—	121,459
Total liabilities	638,012	319,878	555,693	56,884	27,261	(645,552)	952,176
Total shareholder’s equity (deficit)	(87,504)	(51,681)	268,197	(1,274)	78,940	(294,182)	(87,504)
Total liabilities and shareholder’s equity (deficit)	$550,508	$268,197	$823,890	$55,610	$106,201	$(939,734)	$864,672

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations For the thirteen weeks ended March 27, 2011 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$315,073	$26,815	$52,352	$(23,095)	$371,145
Cost of goods sold	—	—	290,258	24,998	48,235	(22,767)	340,724
Gross profit	—	—	24,815	1,817	4,117	(328)	30,421
Selling, general and administrative expenses	—	—	30,117	2,172	3,325	(27)	35,587
Loss on asset disposals	—	—	369	—	175	—	544
Operating (loss) income	—	—	(5,671)	(355)	617	(301)	(5,710)
Interest expense, net	3,519	6,070	7,485	161	47	—	17,282
Foreign currency exchange loss (gain), net	—	—	1,505	(50)	703	—	2,158
Equity in loss of subsidiaries	21,778	15,708	767	—	—	(38,253)	—
Loss before income taxes	(25,297)	(21,778)	(15,428)	(466)	(133)	37,952	(25,150)
Income tax provision (benefit)	—	—	280	(22)	(111)	—	147
Net loss	$(25,297)	$(21,778)	$(15,708)	$(444)	$(22)	$37,952	$(25,297)

	Consolidated Statement of Operations For the thirteen weeks ended March 28, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$288,597	$25,125	$43,788	$(12,638)	$344,872
Cost of goods sold	—	—	255,461	24,612	39,143	(12,628)	306,588
Gross profit	—	—	33,136	513	4,645	(10)	38,284
Selling, general and administrative expenses	—	—	30,362	1,875	2,613	(28)	34,822
Loss on asset disposals	—	—	921	42	—	—	963
Operating income (loss)	—	—	1,853	(1,404)	2,032	18	2,499
Interest expense, net	3,484	5,529	7,947	131	9	—	17,100
Foreign currency exchange loss (gain), net	—	—	568	1,163	(355)	—	1,376
Equity in loss of subsidiaries	13,044	7,515	928	—	—	(21,487)	—
(Loss) income before income taxes	(16,528)	(13,044)	(7,590)	(2,698)	2,378	21,505	(15,977)
Income tax (benefit) provision	—	—	(75)	(33)	659	—	551
Net (loss) income	$(16,528)	$(13,044)	$(7,515)	$(2,665)	$1,719	$21,505	$(16,528)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Statement of Cash Flows For the thirteen weeks ended March 27, 2011 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(8,700)	$—	$(21,307)	$783	$1,945	$—	$(27,279)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	—	—	1,098	—	—	(9)	1,089
Purchases of property, plant and equipment	—	—	(7,003)	(175)	(50)	9	(7,219)
Decrease in restricted cash	1,940	—	—	—	—	—	1,940
Net cash provided by (used in) investing activities	1,940	—	(5,905)	(175)	(50)	—	(4,190)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	—	—	28,407	—	(1,418)	—	26,989
Repayments of other debt	—	—	(40)	(70)	—	—	(110)
Collection on (repayment of) intercompany debt	6,760	—	(6,760)	—	—	—	—
Net cash provided by (used in) financing activities	6,760	—	21,607	(70)	(1,418)	—	26,879
Effect of exchange rate changes on cash	—	—	—	267	(828)	—	(561)
Net (decrease) increase in cash and cash equivalents	—	—	(5,605)	805	(351)	—	(5,151)
Cash and cash equivalents, beginning of period	—	—	7,456	4,895	9,160	—	21,511
Cash and cash equivalents, end of period	$—	$—	$1,851	$5,700	$8,809	$—	$16,360

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Statement of Cash Flows For the thirteen weeks ended March 28, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(8,917)	$—	$(15,247)	$(1,726)	$514	$—	$(25,376)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	—	—	28	17	—	(24)	21
Purchases of property, plant and equipment	—	—	(19,754)	(137)	(165)	24	(20,032)
Decrease in restricted cash	2,170	—	—	—	—	—	2,170
Net cash used in investing activities	2,170	—	(19,726)	(120)	(165)	—	(17,841)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	—	—	42,300	—	—	—	42,300
Repayments of term notes	—	—	—	—	(348)	—	(348)
Return of capital to parent	(100)	—	—	—	—	—	(100)
Collection on (repayment of) intercompany debt	7,173	—	(7,173)	—	—	—	—
Repayments of other debt	—	—	—	(64)	—	—	(64)
Debt issuance costs	(326)	—	(154)	—	—	—	(480)
Net cash (used in) provided by financing activities	6,747	—	34,973	(64)	(348)	—	41,308
Effect of exchange rate changes on cash	—	—	—	(151)	479	—	328
Net (decrease) increase in cash and cash equivalents	—	—	—	(2,061)	480	—	(1,581)
Cash and cash equivalents, beginning of period	—	—	5	4,517	25,484	—	30,006
Cash and cash equivalents, end of period	$—	$—	$5	$2,456	$25,964	$—	$28,425

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report, as well as the consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations included in our 2010 Annual Report on Form 10-K.
Executive Summary
Economic and industry conditions
Our results of operations for the thirteen weeks ended March 27, 2011 continued to be affected by economic and industry conditions. Weak economic conditions continued to reduce the discretionary income of consumers and negatively affect demand for single-use products used to serve food and beverages. We believe the decline is driven by a variety of external factors such as consumers eating out less frequently and higher unemployment rates, which has contracted the market for our foodservice operators. Lower consumer discretionary spending translated into a smaller consumer market, as did a shift from national brands to private label products, which are traditionally offered at lower prices.
All of these factors have resulted in increased competition and pressure on the price at which our products may be offered. Concurrently, we continue to experience increases in raw material costs, particularly resins utilized to manufacture plastic products, and paperboard. Resin prices are influenced by other input prices such as crude oil, natural gas, benzene, ethylene, propylene and paraxylene, as well as availability of supply and changes in demand. Paper prices are driven by global supply and demand as well as input costs for energy, fiber, chemicals, polyethylene and transportation.
Strategic initiatives
We have undertaken strategic initiatives designed to grow our business and improve our profitability. These initiatives had a significant effect on our results of operations for the thirteen weeks ended March 27, 2011.
Acquisition of InnoWare Plastic - On March 31, 2010, during our 2nd fiscal quarter in 2010, we acquired a manufacturer of a comprehensive line of plastic take-out containers. The new product line, which we market under our Creative Carryouts brand, further broadened our product offering. Operating results of the acquired business are included in our results of operations from the acquisition date, and are therefore reflected in the thirteen weeks ended March 27, 2011 but not in the comparable prior-year period.
Optimization of manufacturing footprint - On May 6, 2010, our Board of Directors committed to a plan designed to further optimize our manufacturing footprint. Pursuant to the plan, we closed our manufacturing facility in Springfield, Missouri in March 2011 and we intend to close our manufacturing facilities in North Andover, Massachusetts and Owings Mills, Maryland by the end of 2011. We expect to incur costs over the life of the plan in the range of $115 to $124 million, of which approximately $27 to $29 million (identified in the table below as severance and equipment relocation and related costs) will require cash expenditures. Approximately $2.4 million of severance has been paid through March 27, 2011, including $1.8 million during the thirteen weeks ended March 27, 2011. Approximately $10.9 million of equipment relocation and related costs have been paid to date, including $5.5 million during the thirteen weeks ended March 27, 2011.
The total costs also include a future charge attributable to lease payments for our North Andover facility that we will remain obligated to make in periods after we exit the facility, asset impairment charges, and accelerated depreciation for certain property, plant and equipment that will not be used after the facilities are closed. The following table summarizes the estimated costs that we expect to incur over the life of the plan as well as the amounts incurred (expensed) to date (in millions):

	Estimated range		Incurred (expensed)
	As of		Year ended	Thirteen weeks ended	Life to date
	March 27, 2011		December 26, 2010	March 27, 2011	March 27, 2011
Severance	$7	$7	$7	$—	$7
Equipment relocation and related costs	20	22	5	6	11
Pension plan curtailment loss	2	2	2	—	2
Accrual of remaining lease payments	4	6	—	—	—
Asset impairment	17	17	17	—	17
Accelerated depreciation	65	70	40	9	49
Total expected costs	$115	$124	$71	$15	$86

Thirteen weeks ended March 27, 2011 compared to the thirteen weeks ended March 28, 2010

	For the thirteen weeks ended		Favorable (Unfavorable)
(In millions)	March 27, 2011	March 28, 2010	$	%
Net sales	$371.1	$344.9	$26.2	7.6
Cost of goods sold	340.7	306.6	(34.1)	(11.1)
Gross profit	30.4	38.3	(7.9)	(20.6)
Selling, general and administrative expenses	35.6	34.8	(0.8)	(2.3)
Loss on asset disposals	0.5	1.0	0.5	50.0
Operating (loss) income	(5.7)	2.5	(8.2)	*
Interest expense, net	17.3	17.1	(0.2)	(1.2)
Foreign currency exchange loss, net	2.2	1.4	(0.8)	(57.1)
Loss before income taxes	(25.2)	(16.0)	(9.2)	(57.5)
Income tax provision	0.1	0.5	0.4	80.0
Net loss	$(25.3)	$(16.5)	$(8.8)	(53.3)
 *    Not meaningful
Net sales increased by $26.2 million, or 7.6%, for the thirteen weeks ended March 27, 2011 compared to the prior-year period. The increase in net sales resulted from a 7.9% increase in average realized sales price and an increase of 0.9% attributable to foreign currency fluctuations, partially offset by a 1.2% decline in sales volume.
The increase in average realized sales price reflects the price increases we implemented in the second half of 2010 as a result of higher raw material costs, and the favorable impact of a shift in product mix. The decline in sales volume resulted from lower sales volumes for our historical product portfolio primarily due to the economic and industry conditions described above, partially offset by incremental sales attributable to our March 31, 2010 acquisition.
For the thirteen weeks ended March 27, 2011, gross profit decreased by $7.9 million compared to the prior-year period. The decline in gross profit was primarily driven by $15 million in plant consolidation costs during the current quarter, including accelerated depreciation of approximately $9 million and costs related to the transfer of equipment from closing manufacturing facilities to receiving manufacturing facilities of approximately $6 million, including ramp-down costs at the closing facilities and start-up costs at the receiving facilities. The decline was also driven by an approximate $6 million decline in fixed cost absorption due to lower production volumes in the current-year period and a $2 million increase in logistics costs, primarily due to increases in diesel fuel prices.
These decreases in gross profit were partially mitigated by an increase of approximately $9 million in the difference between sales prices and raw material costs for our U.S. operations, approximately $4 million of benefit from increased efficiencies in our U.S. operations and approximately $2 million of benefit from a favorable shift in product mix.
Gross margin, or gross profit as a percentage of net sales, was 8.2% in the first quarter of 2011 versus 11.1% in the first quarter of 2010. The decrease in gross margin was primarily driven by the plant consolidation costs, partially offset by the increase in the difference between sales prices and raw material costs, a favorable shift in product mix and lower operating costs, all as described above. Excluding plant consolidation costs, gross margin in the first quarter of 2011 was 12.3% compared to 11.1% in the first quarter of 2010, in which no plant consolidation costs were incurred.
Selling, general and administrative expenses increased by $0.8 million for the thirteen weeks ended March 27, 2011 compared to the thirteen weeks ended March 28, 2010. The increase was primarily driven by higher incentive-based compensation and higher selling, general and administrative costs for our foreign subsidiaries, mostly offset by lower advertising and related costs compared to the prior-year period. As a percentage of net sales, selling, general and administrative expenses decreased to 9.6% in the first quarter of 2011 from 10.1% in the first quarter of 2010.
During the thirteen weeks ended March 27, 2011, the income tax provision of $0.1 million reflects the net impact of minimal domestic income tax expense partially offset by income tax benefit from foreign jurisdictions and from pension activity included in other comprehensive income. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit. During the thirteen weeks ended March 28, 2010, the income tax provision of $0.5 million primarily represents income tax expense from our foreign jurisdictions.

Liquidity and Capital Resources
Our net cash provided by or used in operating, investing and financing activities was as follows:

	For the thirteen weeks ended
(in thousands)	March 27, 2011	March 28, 2010
Net cash used in operating activities	$(27,279)	$(25,376)
Net cash used in investing activities	(4,190)	(17,841)
Net cash provided by financing activities	26,879	41,308
Historically, we have relied on cash flows from operations and borrowings under our revolving credit facilities to finance our working capital requirements and capital expenditures. Net cash used in operating activities during the thirteen weeks ended March 27, 2011 was $27.3 million compared to $25.4 million during the thirteen weeks ended March 28, 2010.
Working capital increased by $22.8 million to $252.9 million as of March 27, 2011, from $230.1 million as of December 26, 2010. The increase mostly reflects (1) an increase in inventories driven by a planned build of finished goods in preparation for demand during the spring and summer seasons and an increase in the cost of raw materials, and (2) higher accounts receivable driven by increased sales during the quarter. These increases in working capital were partially offset by an increase in accounts payable as a result of raw material purchases to support the inventory build during the period.
Net cash used in investing activities during the thirteen weeks ended March 27, 2011 was $4.2 million compared to $17.8 million during the thirteen weeks ended March 28, 2010. The decrease was driven by lower capital expenditures. During the thirteen weeks ended March 27, 2011, our capital expenditures were $7.2 million compared to $20.0 million during the thirteen weeks ended March 28, 2010.
Net cash provided by financing activities during the thirteen weeks ended March 27, 2011 was $26.9 million compared to $41.3 million during the thirteen weeks ended March 28, 2010. The prior-year period included a greater use of borrowings under our asset-based revolving credit facility to fund our capital expenditures and support a larger build of finished goods inventories during the period.
The following is a summary of our long-term debt and our committed revolving credit facilities as of March 27, 2011 (in thousands):

March 27, 2011
Long-term debt:
10.5% Senior Secured Notes due 2013	$300,000
Unamortized discount	(4,130)
10.5% Senior Secured Notes due 2013, net	295,870
8.5% Senior Subordinated Notes due 2014	325,000
Asset-based Revolving Credit Facility	38,435
Canadian Revolving Credit Facility	1,329
Capital lease obligations	4,447
Total long-term debt	665,081
Less: Current maturities of long-term debt	446
Long-term debt, net of current maturities	$664,635

	Commitment Amount	Amounts Outstanding	Letters of Credit(1)	Available Capacity
Asset-based revolving credit facility(2)	$200,000	$38,435	$12,246	$113,648
Canadian revolving credit facility(3)	17,383	1,329	—	11,343
	$217,383	$39,764	$12,246	$124,991

(1)	Availability under the credit facilities is reduced by letters of credit issued under the facilities.

(2)
The commitment amount for the asset-based revolving credit facility is $200.0 million; however, available capacity was $113.6 million due to the borrowing base limit of $164.3 million in effect at March 27, 2011.

(3)
The commitment amount for the Canadian revolving credit facility is CA$17.0 million (approximately $17.4 million); however, available capacity was CA$11.1 million (approximately $11.3 million) due to the borrowing base limit in effect at March 27, 2011.

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
We no longer intend to develop the property, and in February 2011, we entered into an agreement to sell the property for $5.0 million in cash and the assumption by the buyer of the government obligations described above. Our obligation to sell the property is contingent upon our full release from those government obligations. In addition, the transaction is contingent upon certain other governmental incentives and/or approvals.  The sale, which is subject to other customary terms and conditions, is expected to close in the third quarter of 2011.
Contractual Obligations
During the thirteen weeks ended March 27, 2011, there were no material changes outside the normal course of business in the contractual obligations disclosed under the caption “Contractual Obligations” in Item 7 of our 2010 Annual Report on Form 10-K.
Outlook
Management believes that cash generated by operations, existing cash and cash equivalents and amounts available under our credit facilities will be sufficient to meet our reasonably foreseeable liquidity needs, including operating needs, planned capital expenditures, expenses related to announced plant closures, payments in conjunction with our lease commitments and debt service requirements. We currently expect that our total 2011 capital expenditures will be in the range of $35 million to $45 million. In addition, we contributed approximately $1 million to our defined benefit plans during the first quarter of 2011 and expect to contribute an additional $6 million during the remainder of 2011.
Net Operating Loss Carryforwards
As of March 27, 2011, we had approximately $344.0 million of U.S. federal tax net operating loss carryforwards that expire between 2018 and 2031, of which $17.0 million were subject to the provisions of Internal Revenue Code Section 382. We establish a valuation allowance for deferred tax assets, including our net operating loss carryforwards, when the amount of expected future taxable income is not likely to support the use of the deduction or credit. During the thirteen weeks ended March 27, 2011, our valuation allowance on all tax attributes increased by $9.3 million to $161.9 million primarily related to activity from our U.S. and European operations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
Critical Accounting Estimates
Our critical accounting estimates are described in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011. There have been no changes to the critical accounting estimates since that filing.

Forward-Looking Statements
This report on Form 10-Q contains forward-looking statements. The words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “predict,” “potential,” “project,” “could,” “will,” “should,” “may,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All statements in this report other than statements of historical fact, including statements regarding our business strategy, future operations, financial position, prospects, plans and objectives, as well as information concerning industry trends and any expected action or inaction of third parties, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such statements reflect our current assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside our control and could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to:

•	the impact of the continuing global recession and restricted credit markets on our cash flow and debt service requirements;

•	the impact of our significant current and future debt level on the availability of cash flows for operations, our financial health and our ability to service debt;

•	the impact of covenant restrictions under our debt agreements on our ability to operate our business;

•	the impact of economic, financial, industry conditions and our continued realization of cost savings on our ability to drive capital growth to service our debt;

•	our ability to implement successfully our manufacturing footprint optimization plan and other measures designed to improve our cost structure;

•	the impact of any downgrades in our corporate ratings on the credit terms offered to us by our vendors and the interest rates offered to us if we require additional capital or financing;

•	the availability of, and our ability to pass on increases in the price of, raw materials, energy and fuel;

•	the impact of competitive products and pricing and fluctuations in demand for our products;

•	effect of increased regulation of certain raw materials used in our products and changing federal, state, foreign and local environmental and occupational health and safety laws and regulations;

•	the impact of any significant deficiencies or material weaknesses in our internal controls over financial reporting;

•	the risks associated with conducting business in multiple foreign jurisdictions, including foreign currency exchange rate fluctuations;

•	our ability to improve existing products and develop new products;

•	a catastrophic loss of one of our key manufacturing facilities;

•	the potential conflicts of interest between our noteholders and the stockholders of Solo Cup Investment Corporation;

•	the loss of one or more of our principal customers;

•	the risks associated with acquisitions and divestitures, including the assumption of undisclosed liabilities and the potential diversion of management attention from other business activities;

•	our ability to enforce our intellectual property and other proprietary rights; and

•	the impact that financial market conditions have on our requirements to fund our pension plans.
For a more detailed description of risks and uncertainties, see the “Risk Factors” included in Item 1A of our 2010 Annual Report on Form 10-K. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
In the ordinary course of business, we are exposed to market risk-sensitive instruments that consist primarily of our variable interest rate debt.
Interest accrues on outstanding borrowings under our asset-based revolving credit facility at a rate of either LIBOR (as defined in the asset-based revolving credit facility) plus a margin of 4% per annum, or a specified base rate plus a margin of 3% per annum, at our option. These interest rate margins are subject to adjustment based on borrowing base availability. No adjustments to these interest rate margins have been required to date.
As of March 27, 2011, the asset-based revolving credit facility had an outstanding balance of $38.4 million and carried an effective interest rate of 4.736%. As of March 27, 2011, $113.6 million was available under the asset-based revolving credit facility, after taking into account borrowing base limitations.
We also have a Canadian revolving credit facility which bears interest at the Canadian prime rate plus 1.25% or the Canadian bankers’ acceptance rate plus 2.50%, at our option. As of March 27, 2011, there was CA$1.3 million (approximately $1.3 million) of outstanding borrowings under the Canadian revolving credit facility, and CA$11.1 million (approximately $11.3 million) was available under the revolving credit facility, after taking into account borrowing base limitations.
Based upon the information above, our annual pre-tax income would decrease by approximately $0.4 million for each one-percentage point increase in the interest rates applicable to our variable rate debt. At the end of March 2011, three-month LIBOR was less than one percent; therefore, the maximum increase in our annual pre-tax income based on a decrease in interest rates applicable to our variable rate debt to zero would be approximately $0.1 million. The level of our exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of debt outstanding under our credit facilities.

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

(b)
Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended March 27, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We do not believe there have been any material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010, which we filed with the Securities and Exchange Commission on March 17, 2011.

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

SOLO CUP COMPANY

Date:	May 10, 2011	By:	/s/ Robert D. Koney, Jr.
Robert D. Koney, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR
INCORPORATED BY REFERENCE INTO
FORM 10-Q OF SOLO CUP COMPANY
FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2011

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