Form 10-Q
period 2011-06-26
Solo Cup CO
filed 2011-08-09
CIK 1294608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________
FORM 10-Q
 __________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 26, 2011

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
Large accelerated filer  ☐    Accelerated filer   ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock as of August 9, 2011:
Common Stock, $0.01 par value – 100 shares

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SOLO CUP COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 26, 2011	December 26, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,092	$21,511
Accounts receivable - trade, less allowance for doubtful accounts of $1,077 and $1,837	139,152	116,213
Accounts receivable - other	4,394	4,512
Inventories	284,012	227,589
Deferred income taxes	5,435	13,056
Prepaid expenses	6,870	6,039
Restricted cash	—	1,940
Assets held for sale	14,200	—
Other current assets	19,538	17,809
Total current assets	488,693	408,669
Property, plant and equipment, less accumulated depreciation and amortization of $604,844 and $612,847	365,586	429,113
Intangible assets, net	803	910
Other assets	24,697	25,980
Total assets	$879,779	$864,672
Liabilities and Shareholder’s Deficit
Current liabilities:
Accounts payable	$96,474	$63,058
Accrued payroll and related costs	26,543	28,707
Accrued customer allowances	25,578	27,172
Current maturities of long-term debt	454	430
Accrued interest	19,669	20,000
Other current liabilities	35,899	39,189
Total current liabilities	204,617	178,556
Long-term debt, net of current maturities	688,011	637,285
Deferred income taxes	7,096	14,876
Pensions and other postretirement benefits	36,901	38,428
Deferred gain on sale-leaseback	39,444	40,758
Other liabilities	42,334	42,273
Total liabilities	1,018,403	952,176
Shareholder’s deficit:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	254,895	254,895
Accumulated deficit	(385,550)	(331,116)
Accumulated other comprehensive loss	(7,969)	(11,283)
Total shareholder’s deficit	(138,624)	(87,504)
Total liabilities and shareholder’s deficit	$879,779	$864,672
See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Net sales	$435,876	$419,179	$807,021	$764,052
Cost of goods sold	398,786	386,584	739,510	693,173
Gross profit	37,090	32,595	67,511	70,879
Selling, general and administrative expenses	35,958	40,766	71,546	75,589
(Gain) loss on asset disposals	(823)	1,034	(279)	1,997
Asset impairment	12,343	13,218	12,343	13,218
Operating loss	(10,388)	(22,423)	(16,099)	(19,925)
Interest expense, net of interest income of $26, $79, $59 and $113	17,656	17,335	34,936	34,435
Foreign currency exchange loss (gain), net	215	(26)	2,373	1,350
Gain from bargain purchase	—	(1,703)	—	(1,703)
Loss before income taxes	(28,259)	(38,029)	(53,408)	(54,007)
Income tax provision	879	1,692	1,026	2,242
Net loss	$(29,138)	$(39,721)	$(54,434)	$(56,249)
See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT
(Unaudited, in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholder’s deficit
	Shares	Amount
December 26, 2010	100	$—	$254,895	$(331,116)	$(11,283)	$(87,504)
Net loss	—	—	—	(54,434)	—	(54,434)
Foreign currency translation adjustment	—	—	—	—	2,522	2,522
Pension liability adjustments, net of tax of $364	—	—	—	—	792	792
June 26, 2011	100	$—	$254,895	$(385,550)	$(7,969)	$(138,624)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Twenty-six weeks ended
	June 26, 2011	June 27, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,434)	$(56,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,567	46,670
Deferred financing fee amortization	3,645	3,442
(Gain) loss on asset disposals	(279)	1,997
Gain from bargain purchase	—	(1,703)
Asset impairment	12,343	13,218
Deferred income taxes	(126)	(143)
Foreign currency exchange loss, net	2,373	1,350
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	(20,899)	(8,367)
Inventories	(55,316)	(70,397)
Prepaid expenses and other current assets	(139)	(1,610)
Other assets	(2,154)	783
Accounts payable	33,730	8,851
Accrued expenses and other current liabilities	(10,806)	4,456
Other liabilities	(3,611)	(351)
Other, net	1,103	1,339
Net cash used in operating activities	(44,003)	(56,714)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	1,238	114
Purchases of property, plant and equipment	(13,980)	(31,357)
Business acquisition, net of cash acquired	—	(23,661)
Decrease in restricted cash	1,940	4,270
Other	(1,500)	—
Net cash used in investing activities	(12,302)	(50,634)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	50,212	100,200
Repayments of term notes	—	(410)
Repayments of other debt	(225)	(164)
Return of capital to parent	—	(100)
Debt issuance costs	—	(530)
Net cash provided by financing activities	49,987	98,996
Effect of exchange rate changes on cash	(101)	362
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,419)	(7,990)
CASH AND CASH EQUIVALENTS, beginning of period	21,511	30,006
CASH AND CASH EQUIVALENTS, end of period	$15,092	$22,016
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of capitalized interest	$32,961	$33,546
Income taxes paid (tax refunds), net	$2,353	$(884)

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

(2) PLANT CLOSURES AND ASSETS HELD FOR SALE
On May 6, 2010, our Board of Directors committed to a plan designed to further optimize our manufacturing footprint. Pursuant to the plan, we closed our manufacturing facility in Springfield, Missouri in March 2011 and our manufacturing facility in North Andover, Massachusetts in May 2011, and we intend to close our manufacturing facility in Owings Mills, Maryland in the third quarter of 2011. We expect to incur costs over the life of the plan in the range of $119 to $124 million, of which approximately $27 to $29 million (identified in the table below as severance and equipment relocation and related costs) will require cash expenditures. Approximately $3.4 million of severance has been paid through June 26, 2011, including $2.9 million during the twenty-six weeks ended June 26, 2011. Approximately $16.6 million of equipment relocation and related costs, which are expensed as incurred, have been paid to date, including $11.2 million during the twenty-six weeks ended June 26, 2011.
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

	Estimated range		Incurred (expensed)
	As of		Year ended	Twenty-six weeks ended	Life to date
	June 26, 2011		December 26, 2010	June 26, 2011	June 26, 2011
Severance	$7	$7	$7	$—	$7
Equipment relocation and related costs	20	22	5	11	16
Pension plan curtailment loss	2	2	2	—	2
Accrual of remaining lease payments	4	6	—	—	—
Asset impairment	29	29	17	12	29
Accelerated depreciation	57	58	40	17	57
Total costs	$119	$124	$71	$40	$111
Equipment relocation and related costs and accelerated depreciation are included in cost of goods sold on our accompanying consolidated statement of operations. As of June 26, 2011, accrued severance of approximately $4 million is

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included in other current liabilities in our Consolidated Balance Sheet.
In May 2011, we entered into an agreement to sell our Owings Mills, Maryland manufacturing facility for $15.0 million and to lease back the property for a period of seven months from the closing date. The closing, which is expected to occur during the third quarter of 2011, is subject to satisfactory completion of due diligence by the purchaser and other customary conditions.
We classify assets as held for sale when they meet the criteria set forth in FASB ASC Topic 360, Property, Plant, and Equipment. Based on the execution of the purchase and sale agreement during our second fiscal quarter, this facility met the criteria and we reclassified this property from held and used to held for sale. Accordingly, we recorded an impairment of approximately $12.3 million to adjust the carrying value of this property to fair value less estimated costs to sell during the thirteen weeks ended June 26, 2011.
(3) INVENTORIES
The components of inventories were as follows (in thousands):

	June 26, 2011	December 26, 2010
Finished goods	$219,311	$166,042
Work in process	13,822	12,307
Raw materials and supplies	50,879	49,240
Total inventories	$284,012	$227,589

(4) DEBT
Long-term debt as of June 26, 2011 and December 26, 2010, including amounts payable within one year, was as follows (in thousands):

	June 26, 2011	December 26, 2010
Long-term debt:
10.5% Senior Secured Notes due November 2013	$300,000	$300,000
Unamortized discount	(3,786)	(4,464)
10.5% Senior Secured Notes due November 2013, net	296,214	295,536
8.5% Senior Subordinated Notes due February 2014	325,000	325,000
Asset-based Revolving Credit Facility	58,790	10,027
Canadian Revolving Credit Facility	4,122	2,669
Capital lease obligations	4,339	4,483
Total long-term debt	688,465	637,715
Less: Current maturities of long-term debt	454	430
Long-term debt, net of current maturities	$688,011	$637,285

(5) FAIR VALUE OF FINANCIAL INSTRUMENTS
Our financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, derivative financial instruments and debt, including obligations under capital leases. The carrying values of financial instruments other than derivative financial instruments and fixed-rate debt approximated their fair values as of June 26, 2011 and December 26, 2010 due to their short-term maturities or market rates of interest. Derivative financial instruments were recorded at fair value (Note 6). As of June 26, 2011 and December 26, 2010, the fair value of our floating-rate debt, consisting of our asset-based revolving credit facility and the revolving loan under our Canadian credit facility, approximated carrying value due to our ability to borrow at comparable terms in the open market.
Our 10.5% Senior Secured Notes due 2013, issued on July 2, 2009 (Note 4), had a carrying value of $296.2 million and an estimated fair value of $314.3 million as of June 26, 2011, and a carrying value of $295.5 million and an estimated fair value of $319.5 million as of December 26, 2010. Our 8.5% Senior Subordinated Notes due 2014 (Note 4) had a carrying value of $325.0 million and an estimated fair value of $295.8 million and $295.1 million as of June 26, 2011 and December 26, 2010, respectively. The fair values of the senior secured notes and senior subordinated notes were determined based on the last trade price of the debt prior to close of trading on June 24, 2011 and December 23, 2010, the last business day of each respective fiscal period. The estimated fair values were determined using Level 1 inputs in the fair value hierarchy, as defined

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures.
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
When the interest rate swaps were designated as cash flow hedges, we reported the mark-to-market changes on the swaps as a component of accumulated other comprehensive income (loss) in accordance with FASB ASC Topic 815, Derivatives. As a result of the refinancing transactions, the hedged forecasted payments of variable-rate interest on borrowings under the first lien credit facility were no longer probable of occurring. Accordingly, we discontinued hedge accounting prospectively, and, as a result, the cumulative mark-to-market loss of $9.1 million associated with these swaps was reclassified from accumulated other comprehensive loss to interest expense in June 2009. Since the third fiscal quarter of 2009, we have reported the mark-to-market changes on the swaps as a component of interest expense, net. The mark-to-market gains recognized in interest expense during the twenty-six weeks ended June 26, 2011 and June 27, 2010 were $1.4 million and $3.5 million, respectively. The net gain (loss) recognized in interest expense during the twenty-six weeks ended June 26, 2011 and June 27, 2010 was $0.1 million and $(0.4) million, respectively. The accounting impact in 2011 was all recognized in the thirteen weeks ended March 27, 2011.
We reported our interest rate swap agreements at fair value on our Consolidated Balance Sheet as current liabilities based on their expiration date of February 28, 2011. As of December 26, 2010, their fair value of $1.4 million was included in other current liabilities.

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) PENSION AND OTHER POSTRETIREMENT BENEFITS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in thousands):

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Pension Benefits
Service cost	$363	$350	$720	$693
Interest cost	1,802	1,745	3,590	3,503
Expected return on plan assets	(1,824)	(1,755)	(3,632)	(3,528)
Amortization of prior service cost	30	50	60	102
Amortization of net loss	669	560	1,335	1,130
Net periodic benefit cost	$1,040	$950	$2,073	$1,900
Other Postretirement Benefits
Service cost	$15	$14	$30	$28
Interest cost	95	94	189	187
Amortization of prior service credit	(109)	(109)	(217)	(217)
Amortization of net loss	13	13	25	26
Net periodic benefit cost	$14	$12	$27	$24

During the twenty-six weeks ended June 26, 2011, we made approximately $3 million of contributions to our pension and other postretirement benefit plans. We presently anticipate contributing an additional $4 million to fund our pension and other postretirement benefit plans in 2011 for a total of approximately $7 million.
As a result of the closing of our Springfield, Missouri manufacturing facility in March 2011 (Note 2), we have entered into discussions with the Pension Benefit Guaranty Corporation regarding potential additional funding of the related defined benefit pension plan.

(8) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consisted of the following (in thousands):

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Net loss	$(29,138)	$(39,721)	$(54,434)	$(56,249)
Foreign currency translation adjustments	(388)	(529)	2,522	(183)
Pension liability adjustments, net of tax of $178, $137, $364 and $361	386	263	792	565
Comprehensive loss	$(29,140)	$(39,987)	$(51,120)	$(55,867)
Accumulated other comprehensive loss consisted of the following (in thousands):

	June 26, 2011	December 26, 2010
Foreign currency translation adjustments	$15,607	$13,085
Pension liability adjustments, net of tax benefit of $4,851 and $5,215	(23,576)	(24,368)
Accumulated other comprehensive loss	$(7,969)	$(11,283)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) RELATED PARTY TRANSACTIONS
Advisory fees. In 2004, Solo Delaware and Solo Cup Investment Corporation entered into a management agreement with SCC Holding providing for, among other things, the payment by Solo Cup Investment Corporation of an annual advisory fee of $2.5 million to SCC Holding. On June 30, 2009, during our third fiscal quarter of 2009, Solo Delaware and Solo Cup Investment Corporation amended the management agreement to provide that the annual advisory fee would be $0.8 million, beginning with the 2009 fee. Pursuant to the SCC Holding Agreement, we recorded $0.2 million of advisory fees during each of the thirteen weeks ended June 26, 2011 and June 27, 2010 and $0.4 million of advisory fees during each of the twenty-six weeks ended June 26, 2011 and June 27, 2010.
In 2004, Solo Delaware and Solo Cup Investment Corporation also entered into a management agreement with Vestar pursuant to which Solo Cup Investment Corporation agreed to pay Vestar an annual advisory fee of $0.8 million, plus reimbursement of its expenses. Pursuant to the Vestar Agreement, we recorded $0.2 million of advisory fees during each of the thirteen weeks ended June 26, 2011 and June 27, 2010 and $0.4 million of advisory fees during each of the twenty-six weeks ended June 26, 2011 and June 27, 2010.

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

(in thousands)	North America	Europe	Other	Total Segments	Eliminations	Total
For the thirteen weeks ended June 26, 2011
Revenues from external customers	$399,029	$33,014	$3,833	$435,876	$—	$435,876
Intersegment net sales	10,044	—	—	10,044	(10,044)	—
Operating (loss) income	(11,215)	347	408	(10,460)	72	(10,388)
For the thirteen weeks ended June 27, 2010
Revenues from external customers	$387,113	$28,892	$3,174	$419,179	$—	$419,179
Intersegment net sales	7,549	—	—	7,549	(7,549)	—
Operating (loss) income	(22,984)	177	210	(22,597)	174	(22,423)
For the twenty-six weeks ended June 26, 2011
Revenues from external customers	$739,770	$59,802	$7,449	$807,021	$—	$807,021
Intersegment net sales	17,936	—	—	17,936	(17,936)	—
Operating (loss) income	(14,706)	(9)	758	(13,957)	(2,142)	(16,099)
For the twenty-six weeks ended June 27, 2010
Revenues from external customers	$703,845	$53,990	$6,217	$764,052	$—	$764,052
Intersegment net sales	11,219	—	—	11,219	(11,219)	—
Operating (loss) income	(19,475)	(1,228)	535	(20,168)	243	(19,925)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (10) SEGMENTS (CONTINUED)

	For the thirteen weeks ended		For the twenty-six weeks ended
(in thousands)	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Operating income (loss):
Total segment and other operating loss	$(10,460)	$(22,597)	$(13,957)	$(20,168)
Elimination of intersegment operating loss (income)	72	174	(2,142)	243
Interest expense	(17,682)	(17,414)	(34,995)	(34,548)
Interest income	26	79	59	113
Foreign currency exchange (loss) gain, net	(215)	26	(2,373)	(1,350)
Gain from bargain purchase	—	1,703	—	1,703
Loss before income taxes	$(28,259)	$(38,029)	$(53,408)	$(54,007)

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

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Balance Sheet June 26, 2011 (In thousands)
	Solo Delaware(1)	SF Holdings(2) (Guarantor)	SCOC(3)	Other Guarantors(4)	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$6	$3,819	$11,267	$—	$15,092
Accounts receivable - trade	—	—	96,957	18,747	23,448	—	139,152
Accounts receivable - other	1,996	—	21,314	2,186	—	(21,102)	4,394
Inventories	—	—	238,393	22,615	25,777	(2,773)	284,012
Deferred income taxes	—	—	4,751	—	684	—	5,435
Prepaid expenses and other current assets	—	—	34,757	3,227	2,624	—	40,608
Total current assets	1,996	—	396,178	50,594	63,800	(23,875)	488,693
Property, plant and equipment, net	—	—	324,350	12,139	29,097	—	365,586
Intangible assets, net	—	—	803	—	—	—	803
Intercompany receivables - non-current	190,306	—	6,088	—	—	(196,394)	—
Intercompany debt - non-current	391,238	—	39,224	—	—	(430,462)	—
Investments in subsidiaries	(95,625)	236,538	57,742	—	20,520	(219,175)	—
Other assets	10,135	—	10,603	1,127	2,832	—	24,697
Total assets	$498,050	$236,538	$834,988	$63,860	$116,249	$(869,906)	$879,779
Liabilities and Shareholder’s (Deficit) Equity
Current liabilities:
Accounts payable	$—	$—	$75,338	$14,481	$6,655	$—	$96,474
Intercompany payable	—	—	4,182	8,349	8,571	(21,102)	—
Accrued expenses and other current liabilities	15,460	—	83,170	2,143	6,916	—	107,689
Current maturities of long-term debt	—	—	182	272	—	—	454
Total current liabilities	15,460	—	162,872	25,245	22,142	(21,102)	204,617
Long-term debt, net of current maturities	621,214	—	61,998	677	4,122	—	688,011
Long-term debt, net of current maturities - intercompany	—	135,769	255,471	39,222	—	(430,462)	—
Deferred income taxes	—	—	5,311	—	1,785	—	7,096
Long-term payable - intercompany	—	196,394	—	—	—	(196,394)	—
Other long-term liabilities	—	—	112,798	335	5,546	—	118,679
Total liabilities	636,674	332,163	598,450	65,479	33,595	(647,958)	1,018,403
Total shareholder’s (deficit) equity	(138,624)	(95,625)	236,538	(1,619)	82,654	(221,948)	(138,624)
Total liabilities and shareholder’s (deficit) equity	$498,050	$236,538	$834,988	$63,860	$116,249	$(869,906)	$879,779

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

(11) GUARANTOR NOTE (CONTINUED)

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

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) GUARANTOR NOTE (CONTINUED)

	Consolidated Statement of Operations For the thirteen weeks ended June 26, 2011 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$382,464	$33,045	$60,013	$(39,646)	$435,876
Cost of goods sold	—	—	354,214	30,545	53,452	(39,425)	398,786
Gross profit	—	—	28,250	2,500	6,561	(221)	37,090
Selling, general and administrative expenses	—	—	30,395	2,152	3,443	(32)	35,958
Gain on asset disposals	—	—	(823)	—	—	—	(823)
Asset impairment	—	—	12,343	—	—	—	12,343
Operating (loss) income	—	—	(13,665)	348	3,118	(189)	(10,388)
Interest expense, net	3,659	6,214	7,593	131	59	—	17,656
Foreign currency exchange (gain) loss, net	—	—	(802)	94	923	—	215
Equity in loss (income) of subsidiaries	25,479	19,265	(1,164)	—	—	(43,580)	—
(Loss) income before income taxes	(29,138)	(25,479)	(19,292)	123	2,136	43,391	(28,259)
Income tax (benefit) provision	—	—	(27)	(15)	921	—	879
Net (loss) income	$(29,138)	$(25,479)	$(19,265)	$138	$1,215	$43,391	$(29,138)

	Consolidated Statement of Operations For the thirteen weeks ended June 27, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$359,817	$28,922	$51,120	$(20,680)	$419,179
Cost of goods sold	—	—	336,549	26,964	43,661	(20,590)	386,584
Gross profit	—	—	23,268	1,958	7,459	(90)	32,595
Selling, general and administrative expenses	—	—	36,161	1,844	2,805	(44)	40,766
Loss (gain) on asset disposals	—	—	1,100	(65)	(1)	—	1,034
Asset impairment	—	—	13,218	—	—	—	13,218
Operating (loss) income	—	—	(27,211)	179	4,655	(46)	(22,423)
Interest expense, net	2,761	5,660	8,785	121	8	—	17,335
Foreign currency exchange loss (gain), net	—	—	198	117	(341)	—	(26)
Equity in loss (income) of subsidiaries	36,960	31,300	(3,485)	—	—	(64,775)	—
Gain on bargain purchase	—	—	(1,703)	—	—	—	(1,703)
(Loss) income before income taxes	(39,721)	(36,960)	(31,006)	(59)	4,988	64,729	(38,029)
Income tax provision (benefit)	—	—	294	(33)	1,431	—	1,692
Net (loss) income	$(39,721)	$(36,960)	$(31,300)	$(26)	$3,557	$64,729	$(39,721)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) GUARANTOR NOTE (CONTINUED)

	Consolidated Statement of Operations For the twenty-six weeks ended June 26, 2011 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$697,538	$59,860	$112,365	$(62,742)	$807,021
Cost of goods sold	—	—	644,472	55,543	101,688	(62,193)	739,510
Gross profit	—	—	53,066	4,317	10,677	(549)	67,511
Selling, general and administrative expenses	—	—	60,513	4,324	6,768	(59)	71,546
(Gain) loss on asset disposals	—	—	(454)	—	175	—	(279)
Asset impairment	—	—	12,343	—	—	—	12,343
Operating (loss) income	—	—	(19,336)	(7)	3,734	(490)	(16,099)
Interest expense, net	7,176	12,285	15,078	293	104	—	34,936
Foreign currency exchange loss, net	—	—	704	43	1,626	—	2,373
Equity in loss (income) of subsidiaries	47,258	34,973	(396)	—	—	(81,835)	—
(Loss) income before income taxes	(54,434)	(47,258)	(34,722)	(343)	2,004	81,345	(53,408)
Income tax provision (benefit)	—	—	251	(37)	812	—	1,026
Net (loss) income	$(54,434)	$(47,258)	$(34,973)	$(306)	$1,192	$81,345	$(54,434)

	Consolidated Statement of Operations For the twenty-six weeks ended June 27, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$661,386	$54,047	$94,908	$(46,289)	$764,052
Cost of goods sold	—	—	604,980	51,577	82,803	(46,187)	693,173
Gross profit	—	—	56,406	2,470	12,105	(102)	70,879
Selling, general and administrative expenses	—	—	66,522	3,718	5,419	(70)	75,589
Loss (gain) on asset disposals	—	—	2,021	(23)	(1)	—	1,997
Asset impairment	—	—	13,218	—	—	—	13,218
Operating (loss) income	—	—	(25,355)	(1,225)	6,687	(32)	(19,925)
Interest expense, net	6,245	11,189	16,732	252	17	—	34,435
Foreign currency exchange loss (gain), net	—	—	767	1,280	(697)	—	1,350
Equity in loss (income) of subsidiaries	50,004	38,815	(2,554)	—	—	(86,265)	—
Gain on bargain purchase	—	—	(1,703)	—	—	—	(1,703)
(Loss) income before income taxes	(56,249)	(50,004)	(38,597)	(2,757)	7,367	86,233	(54,007)
Income tax provision (benefit)	—	—	218	(66)	2,090	—	2,242
Net (loss) income	$(56,249)	$(50,004)	$(38,815)	$(2,691)	$5,277	$86,233	$(56,249)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Statement of Cash Flows For the twenty-six weeks ended June 26, 2011 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(18,189)	$—	$(26,566)	$(347)	$1,099	$—	$(44,003)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	—	—	1,717	—	—	(479)	1,238
Purchases of property, plant and equipment	—	—	(13,531)	(802)	(126)	479	(13,980)
Decrease in restricted cash	1,940	—	—	—	—	—	1,940
Other	—	—	(1,500)	—	—	—	(1,500)
Net cash provided by (used in) investing activities	1,940	—	(13,314)	(802)	(126)	—	(12,302)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	—	—	48,762	—	1,450	—	50,212
Repayments of other debt	—	—	(82)	(143)	—	—	(225)
Collection on (repayment of) intercompany debt	16,249	—	(16,249)	—	—	—	—
Net cash provided by (used in) financing activities	16,249	—	32,431	(143)	1,450	—	49,987
Effect of exchange rate changes on cash	—	—	—	215	(316)	—	(101)
Net (decrease) increase in cash and cash equivalents	—	—	(7,449)	(1,077)	2,107	—	(6,419)
Cash and cash equivalents, beginning of period	—	—	7,455	4,896	9,160	—	21,511
Cash and cash equivalents, end of period	$—	$—	$6	$3,819	$11,267	$—	$15,092

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Statement of Cash Flows For the twenty-six weeks ended June 27, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(18,821)	$—	$(30,308)	$(1,050)	$(6,535)	$—	$(56,714)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	—	—	54	84	—	(24)	114
Purchases of property, plant and equipment	—	—	(30,751)	(366)	(264)	24	(31,357)
Business acquisition, net of cash acquired	—	—	(23,661)	—	—	—	(23,661)
Decrease in restricted cash	4,270	—	—	—	—	—	4,270
Net cash provided by (used in) investing activities	4,270	—	(54,358)	(282)	(264)	—	(50,634)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	—	—	100,200	—	—	—	100,200
Repayments of term notes	—	—	—	—	(410)	—	(410)
Return of capital to parent	(100)	—	—	—	—	—	(100)
Collection on (repayment of) intercompany debt	15,024	—	(15,024)	—	—	—	—
Repayments of other debt	—	—	(38)	(126)	—	—	(164)
Debt issuance costs	(373)	—	(157)	—	—	—	(530)
Net cash provided by (used in) financing activities	14,551	—	84,981	(126)	(410)	—	98,996
Effect of exchange rate changes on cash	—	—	—	(283)	645	—	362
Net increase (decrease) in cash and cash equivalents	—	—	315	(1,741)	(6,564)	—	(7,990)
Cash and cash equivalents, beginning of period	—	—	5	4,517	25,484	—	30,006
Cash and cash equivalents, end of period	$—	$—	$320	$2,776	$18,920	$—	$22,016

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report, as well as the consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations included in our 2010 Annual Report on Form 10-K.
Executive Summary
Economic and industry conditions
Our results of operations continue to be affected by economic and industry conditions. Weak economic conditions continue to reduce the discretionary income of consumers and negatively affect demand for single-use products used to serve food and beverages. We believe the decline is driven by a variety of external factors such as consumers eating out less frequently and higher unemployment rates, which has contracted the market for our foodservice operators. Lower consumer discretionary spending translated into a smaller consumer market, as did a shift from national brands to private label products, which are traditionally offered at lower prices. All of these factors have resulted in increased competition and pressure on the price at which our products may be offered. Concurrently, we continue to experience significant increases in raw material costs, particularly resins utilized to manufacture plastic products.
Strategic initiatives
We have undertaken strategic initiatives designed to grow our business and improve our profitability, the most noteworthy of which is our plan designed to further optimize our manufacturing footprint. Pursuant to the plan, we closed our manufacturing facility in Springfield, Missouri in March 2011 and our North Andover, Massachusetts facility in May 2011, and we intend to close our manufacturing facility in Owings Mills, Maryland during the third quarter of 2011.
In May 2011, we entered into an agreement to sell our Owings Mills, Maryland facility for $15.0 million and to lease back the property for a period of seven months from the closing date. The closing, which is expected to occur during the third quarter of 2011, is subject to satisfactory completion of due diligence by the purchaser and other customary conditions. We recorded an impairment of approximately $12.3 million to adjust the carrying value of this property to fair value less cost to sell during the thirteen weeks ended June 26, 2011.
We expect to incur costs over the life of the plan in the range of $119 to $124 million, of which approximately $27 to $29 million (identified in the table below as severance and equipment relocation and related costs) will require cash expenditures. Approximately $3.4 million of severance has been paid through June 26, 2011, including $2.9 million during the twenty-six weeks ended June 26, 2011. Approximately $16.6 million of equipment relocation and related costs have been paid to date, including $11.2 million during the twenty-six weeks ended June 26, 2011. The total costs also include a future charge attributable to lease payments for our North Andover facility that we will remain obligated to make in periods after we exit the facility, asset impairment charges, and accelerated depreciation for certain property, plant and equipment that will not be used after the facilities are closed. The following table summarizes the estimated costs that we expect to incur over the life of the plan as well as the amounts incurred (expensed) to date (in millions):

	Estimated range		Incurred (expensed)
	As of		Year ended	Twenty-six weeks ended	Life to date
	June 26, 2011		December 26, 2010	June 26, 2011	June 26, 2011
Severance	$7	$7	$7	$—	$7
Equipment relocation and related costs	20	22	5	11	16
Pension plan curtailment loss	2	2	2	—	2
Accrual of remaining lease payments	4	6	—	—	—
Asset impairment	29	29	17	12	29
Accelerated depreciation	57	58	40	17	57
Total expected costs	$119	$124	$71	$40	$111

Thirteen weeks ended June 26, 2011 compared to the thirteen weeks ended June 27, 2010

	For the thirteen weeks ended			Favorable (Unfavorable)
(In millions)	June 26, 2011		June 27, 2010	$	%
Net sales	$435.9	419.2	$419.2	16.7	4.0
Cost of goods sold	398.8	386.6	386.6	(12.2)	(3.2)
Gross profit	37.1	32.6	32.6	4.5	13.8
Selling, general and administrative expenses	36.0	40.8	40.8	4.8	11.8
(Gain) loss on asset disposals	(0.8)	1.0	1.0	1.8	*
Asset impairment	12.3	13.2	13.2	0.9	6.8
Operating loss	(10.4)		(22.4)	12.0	53.6
Interest expense, net	17.6		17.4	(0.2)	(1.1)
Foreign currency exchange loss, net	0.2		—	(0.2)	*
Gain from bargain purchase	—		(1.7)	(1.7)	(100.0)
Loss before income taxes	(28.2)		(38.1)	9.9	26.0
Income tax provision	0.9		1.7	0.8	47.1
Net loss	$(29.1)		$(39.8)	10.7	26.9
 *    Not meaningful
Net sales increased by $16.7 million, or 4.0%, for the thirteen weeks ended June 26, 2011 compared to the prior-year period. The increase in net sales resulted from a 10.6% increase in average realized sales price and an increase of 1.4% attributable to foreign currency fluctuations, partially offset by an 8.0% decline in sales volume.
The increase in average realized sales price reflects the price increases we implemented in the second half of 2010 and, to a lesser extent, the first half of 2011, as a result of higher raw material costs, and the favorable impact of a shift in product mix. The decline in sales volume was primarily due to the economic and industry conditions described above, as well as a result of our strategic decision to eliminate certain unprofitable business.
For the thirteen weeks ended June 26, 2011, gross profit increased by $4.5 million compared to the prior-year period. The increase in gross profit was primarily driven by an increase of approximately $14 million in the difference between sales prices and raw material costs for our U.S. operations and approximately $9 million of benefit from a favorable shift in product mix. While the favorable spread quarter over quarter reflects the benefit of recent price increases, raw material costs have continued to escalate in 2011 and highly competitive industry conditions continue to make full recovery difficult.
In addition, plant consolidation costs included in cost of goods sold during the current quarter were approximately $13 million compared to approximately $16 million in the prior year period. Plant consolidation costs in the quarter included accelerated depreciation of approximately $7 million and costs related to the transfer of equipment from closing manufacturing facilities to receiving manufacturing facilities of approximately $6 million, including ramp-down costs at the closing facilities and start-up costs at the receiving facilities.
These increases in gross profit were partially offset by (1) a decrease in gross profit of approximately $12 million resulting from lower sales volumes, (2) an approximate $4 million decline in fixed cost absorption due to lower production volumes in the current-year period, (3) approximately $3 million of higher employee-related costs compared to the prior year quarter, and (4) an increase in logistics costs of approximately $2 million, primarily due to increases in diesel fuel prices.
Gross margin, or gross profit as a percentage of net sales, was 8.5% in the second quarter of 2011 versus 7.8% in the second quarter of 2010. Excluding plant consolidation costs, gross margin in the second quarter of 2011 was 11.6% compared to 11.8% in the second quarter of 2010, primarily driven by the impact of lower sales volumes and lower production volumes on fixed cost absorption, partially offset by the increase in the difference between sales prices and raw material costs and favorable shift in product mix, all as described above.
Selling, general and administrative expenses decreased by $4.8 million for the thirteen weeks ended June 26, 2011 compared to the thirteen weeks ended June 27, 2010. The decrease was primarily driven by lower employee-related costs, as well as lower advertising and related costs compared to the prior-year period. As a percentage of net sales, selling, general and administrative expenses improved to 8.3% in the second quarter of 2011 from 9.7% in the second quarter of 2010, partially driven by the increase in net sales.

During the thirteen weeks ended June 26, 2011, the income tax provision of $0.9 million reflects the net impact of income tax provision for foreign jurisdictions partially offset by the benefit from pension activity included in other comprehensive income. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit. During the thirteen weeks ended June 27, 2010, the income tax provision of $1.7 million primarily represents income tax expense from our foreign jurisdictions.

Twenty-six weeks ended June 26, 2011 compared to the twenty-six weeks ended June 27, 2010

	For the twenty-six weeks ended			Favorable (Unfavorable)
(In millions)	June 26, 2011		June 27, 2010	$	%
Net sales	$807.0	419.2	$764.1	42.9	5.6
Cost of goods sold	739.5	386.6	693.2	(46.3)	(6.7)
Gross profit	67.5	32.6	70.9	(3.4)	(4.8)
Selling, general and administrative expenses	71.6	40.8	75.6	4.0	5.3
(Gain) loss on asset disposals	(0.3)	1.0	2.0	2.3	115.0
Asset impairment	12.3	13.2	13.2	0.9	6.8
Operating loss	(16.1)		(19.9)	3.8	19.1
Interest expense, net	34.9		34.4	(0.5)	(1.5)
Foreign currency exchange loss, net	2.4		1.4	(1.0)	(71.4)
Gain from bargain purchase	—		(1.7)	(1.7)	(100.0)
Loss before income taxes	(53.4)		(54.0)	0.6	1.1
Income tax provision	1.0		2.3	1.3	56.5
Net loss	$(54.4)		$(56.3)	1.9	3.4
 *    Not meaningful
Net sales increased by $42.9 million, or 5.6%, for the twenty-six weeks ended June 26, 2011 compared to the prior-year period. The increase in net sales resulted from a 9.3% increase in average realized sales price and an increase of 1.2% attributable to foreign currency fluctuations, partially offset by a 4.9% decline in sales volume.
The increase in average realized sales price reflects the price increases we implemented in the second half of 2010, and to a lesser extent the first half of 2011, as a result of higher raw material costs, and the favorable impact of a shift in product mix. The decline in sales volume was primarily due to the economic and industry conditions described above, as well as a result of our strategic decision to eliminate certain unprofitable business.
For the twenty-six weeks ended June 26, 2011, gross profit decreased by $3.4 million compared to the prior-year period. The decrease was primarily driven by (1) a decrease in gross profit of approximately $12 million resulting from lower sales volumes, (2) higher plant consolidation costs during the current year of approximately $28 million compared to approximately $17 million in the prior year period, (3) an approximate $10 million decline in fixed cost absorption due to lower production volumes in the current-year period and (4) an increase in logistics costs of approximately $4 million, primarily due to increases in diesel fuel prices.
Plant consolidation costs in the first half of 2011 included accelerated depreciation of approximately $17 million and costs related to the transfer of equipment from closing manufacturing facilities to receiving manufacturing facilities of approximately $11 million, including ramp-down costs at the closing facilities and start-up costs at the receiving facilities. Plant consolidation costs in the first half of 2010 included accelerated depreciation of approximately $11 million and severance of approximately $6 million.
The decreases in gross profit described above were partially offset by an increase of approximately $23 million in the difference between sales prices and raw material costs for our U.S. operations and approximately $11 million of benefit from a favorable shift in product mix. While the favorable spread reflects the benefit of recent price increases, raw material costs have continued to escalate in 2011 and highly competitive industry conditions continue to make full recovery difficult.
Gross margin, or gross profit as a percentage of net sales, was 8.4% in the twenty-six weeks ended June 26, 2011 versus 9.3% in the twenty-six weeks ended June 27, 2010. The decrease in gross margin was primarily driven by the higher plant consolidation costs and lower fixed cost absorption, partially offset by the increase in the difference between sales prices and raw material costs and favorable shift in product mix. Excluding plant consolidation costs, gross margin in the first half of 2011 was 11.9% compared to 11.5% in the first half of 2010.
Selling, general and administrative expenses decreased by $4.0 million for the twenty-six weeks ended June 26, 2011 compared to the twenty-six weeks ended June 27, 2010. The decrease was primarily driven by lower overall employee-related costs and lower advertising and related costs compared to the prior-year period. As a percentage of net sales, selling, general and administrative expenses decreased to 8.9% in the first half of 2011 from 9.9% in the first half of 2010, partially driven by the increase in net sales.
During the twenty-six weeks ended June 26, 2011, the income tax provision of $1.0 million reflects the net impact of income tax provision from foreign jurisdictions partially offset by minimal domestic income tax benefit and the benefit from pension activity included in other comprehensive income. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit. During the twenty-six weeks ended June 27, 2010, the income tax provision of $2.3 million primarily represents income tax expense from our foreign jurisdictions.

Liquidity and Capital Resources
Our net cash provided by or used in operating, investing and financing activities was as follows:

	For the twenty-six weeks ended
(in thousands)	June 26, 2011	June 27, 2010
Net cash used in operating activities	$(44,003)	$(56,714)
Net cash used in investing activities	(12,302)	(50,634)
Net cash provided by financing activities	49,987	98,996
Historically, we have relied on cash flows from operations and borrowings under our revolving credit facilities to finance our working capital requirements and capital expenditures. Net cash used in operating activities during the twenty-six weeks ended June 26, 2011 was $44.0 million compared to $56.7 million during the twenty-six weeks ended June 27, 2010.
Working capital increased by $54.0 million to $284.1 million as of June 26, 2011, from $230.1 million as of December 26, 2010. The increase mostly reflects (1) an increase in inventories driven by a planned seasonal build of finished goods and, to a lesser extent, an increase in the cost of raw materials, and (2) higher accounts receivable driven by increased sales during the quarter. These increases in working capital were partially offset by an increase in accounts payable as a result of raw material purchases to support the inventory build during the period.
Net cash used in investing activities during the twenty-six weeks ended June 26, 2011 was $12.3 million compared to $50.6 million during the twenty-six weeks ended June 27, 2010. The decrease was driven by lower capital expenditures during the current period, $14.0 million compared to $31.4 million during the prior-year period, as well as our $24 million acquisition in the prior-year period.
Net cash provided by financing activities during the twenty-six weeks ended June 26, 2011 was $50.0 million compared to $99.0 million during the twenty-six weeks ended June 27, 2010. The prior-year period included a greater use of borrowings under our asset-based revolving credit facility to fund our capital expenditures and our March 31, 2010 acquisition and to support a larger build of finished goods inventories during the prior-year period.

The following is a summary of our long-term debt and our committed revolving credit facilities as of June 26, 2011 (in thousands):

June 26, 2011
Long-term debt:
10.5% Senior Secured Notes due November 2013	$300,000
Unamortized discount	(3,786)
10.5% Senior Secured Notes due November 2013, net	296,214
8.5% Senior Subordinated Notes due February 2014	325,000
Asset-based Revolving Credit Facility	58,790
Canadian Revolving Credit Facility	4,122
Capital lease obligations	4,339
Total long-term debt	688,465
Less: Current maturities of long-term debt	454
Long-term debt, net of current maturities	$688,011

	Commitment Amount	Amounts Outstanding	Letters of Credit(1)	Available Capacity
Asset-based revolving credit facility(2)	$200,000	$58,790	$16,496	$104,728
Canadian revolving credit facility(3)	17,262	4,122	—	7,568
	$217,262	$62,912	$16,496	$112,296

(1)	Availability under the credit facilities is reduced by letters of credit issued under the facilities.

(2)
The commitment amount for the asset-based revolving credit facility is $200.0 million; however, available capacity was $104.7 million due to the borrowing base limit of $180.0 million in effect at June 26, 2011.

(3)
The commitment amount for the Canadian revolving credit facility is CA$17.0 million (approximately $17.3 million); however, available capacity was CA$7.5 million (approximately $7.6 million) due to the borrowing base limit in effect at June 26, 2011.

Government Obligations
We are subject to agreements with the City of Chicago and the State of Illinois relating to an undeveloped property located in Chicago, Illinois that we acquired in 2001. Pursuant to those agreements, the City of Chicago paid on our behalf a portion of the 2001 purchase price of the property in the form of cash and the issuance of a note. The State of Illinois also provided a grant to us. Under these agreements, we are required to fulfill specified obligations relating to the development of the property and retention of a specified number of employees. As of June 26, 2011, the amounts potentially repayable under the agreements for failure to comply with the obligations included therein totaled approximately $16.3 million, of which approximately $3.0 million was interest bearing. These amounts are included in other current liabilities in the accompanying consolidated balance sheets.
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
Contractual Obligations
During the thirteen weeks ended June 26, 2011, there were no material changes outside the normal course of business in the contractual obligations disclosed under the caption “Contractual Obligations” in Item 7 of our 2010 Annual Report on Form 10-K.
Outlook
Management believes that cash generated by operations, existing cash and cash equivalents and amounts available under our credit facilities will be sufficient to meet our reasonably foreseeable liquidity needs, including operating needs, planned capital expenditures, expenses related to announced plant closures, payments in conjunction with our lease commitments and debt service requirements. We currently expect that our total 2011 capital investment will be in the range of $35 million to $45 million. In addition, we contributed approximately $3 million to our defined benefit plans during the first half of 2011 and expect to contribute an additional $4 million during the remainder of 2011.

Net Operating Loss Carryforwards
As of June 26, 2011, we had approximately $363.1 million of U.S. federal tax net operating loss carryforwards that expire between 2018 and 2031, of which $17.0 million were subject to the provisions of Internal Revenue Code Section 382. We establish a valuation allowance for deferred tax assets, including our net operating loss carryforwards, when the amount of expected future taxable income is not likely to support the use of the deduction or credit. During the thirteen weeks ended June 26, 2011, our valuation allowance on all tax attributes increased by $18.8 million to $171.5 million primarily related to activity from our U.S. and European operations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
Critical Accounting Estimates
Our critical accounting estimates are described in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011. There have been no changes to the critical accounting estimates since that filing.
Forward-Looking Statements
This report on Form 10-Q contains forward-looking statements. The words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “predict,” “potential,” “project,” “could,” “will,” “should,” “may,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All statements in this report other than statements of historical fact, including statements regarding our business strategy, future operations, financial condition, prospects, plans and objectives, as well as information concerning industry and economic trends and any expected action or inaction of third parties, are forward-looking statements. Such forward-looking statements reflect our current assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the impact of the continuing global recession and restricted credit markets on our cash flow and debt service requirements;

•	the impact of our significant current and future debt levels on the availability of cash flows for operations, our financial health and our ability to service debt;

•	the impact of covenant restrictions under our debt agreements on our ability to operate our business;

•	the impact of economic, financial and industry conditions and of our realization of cost savings on our ability to drive capital growth to service our debt;

•	our ability to implement successfully measures designed to improve our cost structure;

•	the impact of any downgrades in our corporate ratings on the credit terms offered to us by our vendors and the interest rates offered to us if we require additional capital or financing;

•	the availability of, and our ability to pass on increases in the price of, raw materials, energy and fuel;

•	the impact of competitive products and pricing and fluctuations in demand for our products;

•	the effect of increased regulation of certain raw materials used in our products and changing federal, state, foreign and local environmental and occupational health and safety laws and regulations;

•	the impact of any significant deficiencies or material weaknesses in our internal controls over financial reporting;

•	the risks associated with conducting business in multiple foreign jurisdictions, including foreign currency exchange rate fluctuations;

•	our ability to improve existing products and develop new products;

•	a catastrophic loss of one of our key manufacturing facilities;

•	the potential conflicts of interest between our noteholders and the stockholders of Solo Cup Investment Corporation;

•	the loss of one or more of our principal customers;

•	the risks associated with acquisitions and divestitures, including without limitation the assumption of undisclosed liabilities;

•	our ability to enforce our intellectual property and other proprietary rights; and

•	the impact that financial market conditions have on our requirements to fund our pension plans.
For a more detailed description of risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, see the “Risk Factors” disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2010, which we filed with the Securities and Exchange Commission on March 17, 2011.
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
As of June 26, 2011, the asset-based revolving credit facility had an outstanding balance of $58.8 million and carried an effective interest rate of 4.481%. As of June 26, 2011, $104.7 million was available under the asset-based revolving credit facility, after taking into account borrowing base limitations.
We also have a Canadian revolving credit facility which bears interest at the Canadian prime rate plus 1.25% or the Canadian bankers’ acceptance rate plus 2.50%, at our option. As of June 26, 2011, there was CA$4.1 million (approximately $4.1 million) of outstanding borrowings under the Canadian revolving credit facility, and CA$7.5 million (approximately $7.6 million) was available under the revolving credit facility, after taking into account borrowing base limitations.
Based upon the information above, our annual pre-tax income would decrease by approximately $0.6 million for each one-percentage point increase in the interest rates applicable to our variable rate debt. At the end of June 2011, three-month LIBOR was less than one percent; therefore, the maximum increase in our annual pre-tax income based on a decrease in interest rates applicable to our variable rate debt to zero would be approximately $0.2 million. The level of our exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of debt outstanding under our credit facilities.

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

(b)
Changes in Internal Control over Financial Reporting. During the thirteen weeks ended June 26, 2011, the domestic and Canadian operations completed a system implementation to consolidate their procurement software onto a single system which we believe resulted in a significant change to our internal controls. Through the implementation process, the Company retired redundant systems and refined our internal controls over the related processes.  This software automates the vendor, purchase order and overall spending review and approval processes, and integrates directly with our manufacturing system.  While we believe the change has improved and strengthened our overall system of internal control, there are inherent risks associated with implementing software changes. We believe that our controls in the affected areas, as modified, continue to be designed appropriately and operate effectively. There have been no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended June 26, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We do not believe there has been any material change from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010, which we filed with the Securities and Exchange Commission on March 17, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults upon Senior Securities.
Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

* XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLO CUP COMPANY

Date:	August 9, 2011	By:	/s/ Robert D. Koney, Jr.
Robert D. Koney, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR
INCORPORATED BY REFERENCE INTO
FORM 10-Q OF SOLO CUP COMPANY
FOR THE THIRTEEN WEEKS ENDED JUNE 26, 2011

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

 * XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.