Form 10-Q/A
period 2011-06-26
Solo Cup CO
filed 2011-08-12
CIK 1294608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Solo Cup Company for the quarterly period ended June 26, 2011 (the "Original Form 10-Q"), as filed with the Securities and Exchange Commission on August 9, 2011.

This Amendment is being filed for the sole purpose of correcting column formatting issues that occurred during our submission process. The formatting issues were found in two tables within Item 2 of Part I (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Original Form 10-Q.  No changes to the Original Form 10-Q have been made other than to address these formatting issues.

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

	Estimated range		Incurred (expensed)
	As of		Year ended	Twenty-six weeks ended	Life to date
	June 26, 2011		December 26, 2010	June 26, 2011	June 26, 2011
Severance	$7	$7	$7	$—	$7
Equipment relocation and related costs	20	22	5	11	16
Pension plan curtailment loss	2	2	2	—	2
Accrual of remaining lease payments	4	6	—	—	—
Asset impairment	29	29	17	12	29
Accelerated depreciation	57	58	40	17	57
Total expected costs	$119	$124	$71	$40	$111

Thirteen weeks ended June 26, 2011 compared to the thirteen weeks ended June 27, 2010

	For the thirteen weeks ended		Favorable (Unfavorable)
(In millions)	June 26, 2011	June 27, 2010	$	%
Net sales	$435.9	$419.2	16.7	4.0
Cost of goods sold	398.8	386.6	(12.2)	(3.2)
Gross profit	37.1	32.6	4.5	13.8
Selling, general and administrative expenses	36.0	40.8	4.8	11.8
(Gain) loss on asset disposals	(0.8)	1.0	1.8	*
Asset impairment	12.3	13.2	0.9	6.8
Operating loss	(10.4)	(22.4)	12.0	53.6
Interest expense, net	17.6	17.4	(0.2)	(1.1)
Foreign currency exchange loss, net	0.2	—	(0.2)	*
Gain from bargain purchase	—	(1.7)	(1.7)	(100.0)
Loss before income taxes	(28.2)	(38.1)	9.9	26.0
Income tax provision	0.9	1.7	0.8	47.1
Net loss	$(29.1)	$(39.8)	10.7	26.9
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

Twenty-six weeks ended June 26, 2011 compared to the twenty-six weeks ended June 27, 2010

	For the twenty-six weeks ended		Favorable (Unfavorable)
(In millions)	June 26, 2011	June 27, 2010	$	%
Net sales	$807.0	$764.1	42.9	5.6
Cost of goods sold	739.5	693.2	(46.3)	(6.7)
Gross profit	67.5	70.9	(3.4)	(4.8)
Selling, general and administrative expenses	71.6	75.6	4.0	5.3
(Gain) loss on asset disposals	(0.3)	2.0	2.3	115.0
Asset impairment	12.3	13.2	0.9	6.8
Operating loss	(16.1)	(19.9)	3.8	19.1
Interest expense, net	34.9	34.4	(0.5)	(1.5)
Foreign currency exchange loss, net	2.4	1.4	(1.0)	(71.4)
Gain from bargain purchase	—	(1.7)	(1.7)	(100.0)
Loss before income taxes	(53.4)	(54.0)	0.6	1.1
Income tax provision	1.0	2.3	1.3	56.5
Net loss	$(54.4)	$(56.3)	1.9	3.4
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

* Incorporated by reference to the corresponding exhibit to the Form 10-Q filed by Solo Cup Company on August 9, 2011. XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLO CUP COMPANY

Date:	August 12, 2011	By:	/s/ Robert D. Koney, Jr.
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

 * Incorporated by reference to the corresponding exhibit to the Form 10-Q filed by Solo Cup Company on August 9, 2011. XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.