Form 10-Q
period 2011-09-25
Solo Cup CO
filed 2011-11-08
CIK 1294608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________
FORM 10-Q
 __________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 25, 2011

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
Large accelerated filer  ☐    Accelerated filer   ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock as of November 8, 2011:
Common Stock, $0.01 par value – 100 shares

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SOLO CUP COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 25, 2011	December 26, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,430	$21,511
Accounts receivable - trade, less allowance for doubtful accounts of $1,002 and $1,837	121,622	116,213
Accounts receivable - other	3,811	4,512
Inventories	272,161	227,589
Deferred income taxes	6,772	13,056
Prepaid expenses	6,670	6,039
Restricted cash	—	1,940
Assets held for sale	2,062	—
Other current assets	22,419	17,809
Total current assets	462,947	408,669
Property, plant and equipment, less accumulated depreciation and amortization of $587,582 and $612,847	327,406	429,113
Intangible assets, net	749	910
Other assets	25,681	25,980
Total assets	$816,783	$864,672
Liabilities and Shareholder’s Deficit
Current liabilities:
Accounts payable	$81,164	$63,058
Accrued payroll and related costs	25,802	28,707
Accrued customer allowances	19,808	27,172
Current maturities of long-term debt	439	430
Accrued interest	17,281	20,000
Other current liabilities	17,527	39,189
Total current liabilities	162,021	178,556
Long-term debt, net of current maturities	691,920	637,285
Deferred income taxes	7,689	14,876
Pensions and other postretirement benefits	33,329	38,428
Deferred gain on sale-leaseback	38,786	40,758
Other liabilities	42,979	42,273
Total liabilities	976,724	952,176
Shareholder’s deficit:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	254,895	254,895
Accumulated deficit	(402,162)	(331,116)
Accumulated other comprehensive loss	(12,674)	(11,283)
Total shareholder’s deficit	(159,941)	(87,504)
Total liabilities and shareholder’s deficit	$816,783	$864,672
See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Net sales	$416,323	$409,614	$1,223,344	$1,173,666
Cost of goods sold	383,625	382,216	1,123,136	1,075,389
Gross profit	32,698	27,398	100,208	98,277
Selling, general and administrative expenses	31,900	36,516	103,446	112,105
Loss on asset disposals	1,430	658	1,151	2,655
Asset impairment	705	3,448	13,048	16,666
Operating loss	(1,337)	(13,224)	(17,437)	(33,149)
Interest expense, net of interest income of $32, $43, $91 and $156	17,898	18,343	52,835	52,779
Foreign currency exchange (gain) loss, net	(2,079)	(760)	293	589
Gain from bargain purchase	—	(30)	—	(1,733)
Loss before income taxes	(17,156)	(30,777)	(70,565)	(84,784)
Income tax (benefit) provision	(546)	(40)	481	2,202
Net loss	$(16,610)	$(30,737)	$(71,046)	$(86,986)
See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT
(Unaudited, in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholder’s deficit
	Shares	Amount
December 26, 2010	100	$—	$254,895	$(331,116)	$(11,283)	$(87,504)
Net loss	—	—	—	(71,046)	—	(71,046)
Foreign currency translation adjustment	—	—	—	—	(2,580)	(2,580)
Pension liability adjustments, net of tax of $544	—	—	—	—	1,189	1,189
September 25, 2011	100	$—	$254,895	$(402,162)	$(12,674)	$(159,941)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Thirty-nine weeks ended
	September 25, 2011	September 26, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(71,046)	$(86,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,072	81,985
Deferred financing fee amortization	5,509	5,190
Loss on asset disposals	1,151	2,655
Gain from bargain purchase	—	(1,733)
Asset impairment	13,048	16,666
Deferred income taxes	(1,044)	(146)
Foreign currency exchange loss, net	293	589
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	(7,165)	1,216
Inventories	(45,805)	(51,333)
Prepaid expenses and other current assets	(281)	(1,801)
Other assets	165	638
Accounts payable	17,876	(1,280)
Accrued expenses and other current liabilities	(21,202)	5,306
Other liabilities	(7,078)	(3,748)
Other, net	2,509	3,301
Net cash used in operating activities	(46,998)	(29,481)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	20,561	117
Purchases of property, plant and equipment	(21,040)	(37,671)
Business acquisition, net of cash acquired	—	(23,661)
Decrease in restricted cash	1,940	5,840
Proceeds from insurance reimbursement	—	1,201
Other	(1,500)	—
Net cash used in investing activities	(39)	(54,174)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	54,061	79,000
Repayments of term notes	—	(410)
Repayments of other debt	(336)	(266)
Return of capital to parent	—	(100)
Debt issuance costs	—	(530)
Net cash provided by financing activities	53,725	77,694
Effect of exchange rate changes on cash	(769)	574
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,919	(5,387)
CASH AND CASH EQUIVALENTS, beginning of period	21,511	30,006
CASH AND CASH EQUIVALENTS, end of period	$27,430	$24,619
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of capitalized interest	$47,751	$51,004
Income taxes paid (tax refunds), net	$3,104	$(504)
NONCASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of liabilities and receipt of asset in connection with sale of property	$(19,841)	$—

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
Principles of consolidation. These interim consolidated financial statements include the accounts of Solo Delaware and its subsidiaries. All material intercompany accounts, transactions and profits are eliminated in consolidation. The information included in these interim consolidated financial statements is unaudited but, in our opinion, includes all adjustments (consisting only of normal recurring adjustments and accruals unless otherwise indicated) that we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Results for the interim periods are not necessarily indicative of results expected for the entire year. These interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 26, 2010, included in our 2010 Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 17, 2011.
Estimates. We have prepared these interim consolidated financial statements in conformity with U.S. generally accepted accounting principles, using our best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from these estimates and judgments.

(2) PLANT CLOSURES
On May 6, 2010, our Board of Directors committed to a plan designed to further optimize our manufacturing footprint. Pursuant to the plan, we closed our manufacturing facilities in Springfield, Missouri, North Andover, Massachusetts and Owings Mills, Maryland in March 2011, May 2011 and August 2011, respectively. We expect to incur costs over the life of the plan of approximately $131 million, of which approximately $35 million (identified in the table below as severance and equipment relocation and related costs) have required or will require cash expenditures. In addition, the total costs include a charge attributable to lease payments for our North Andover facility that we will remain obligated to make in future periods, asset impairment charges, and accelerated depreciation for certain property, plant and equipment that would not be used after the facilities were closed. The following table summarizes the plan costs incurred (expensed) to date and the expected remaining costs, all of which we currently expect to incur in our fourth quarter (in millions):

	Year ended	Thirty-nine weeks ended	Life to date	Expected
	December 26, 2010	September 25, 2011	September 25, 2011	remaining costs
Severance (1)	$7	$—	$7	$—
Equipment relocation and related costs (2) (3)	5	19	24	4
Pension plan curtailment loss	2	—	2	—
Accrual of remaining lease payments	—	—	—	7
Asset impairment	17	12	29	—
Accelerated depreciation (3)	40	18	58	—
Total costs	$71	$49	$120	$11
(1) Approximately $6 million of severance was paid during the thirty-nine weeks ended September 25, 2011. As of September 25, 2011, accrued severance of approximately $1 million is included in other current liabilities on our accompanying consolidated balance sheet.
(2) Equipment relocation and related costs, which are expensed as incurred, were approximately $19 million, for the thirty-nine weeks ended September 25, 2011 and constituted cash expenditures incurred during that period.
(3) Equipment relocation and related costs and accelerated depreciation are included in cost of goods sold on our accompanying consolidated statement of operations.

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) ASSETS HELD FOR SALE
In May 2011, we entered into an agreement to sell our Owings Mills, Maryland manufacturing facility for $15 million. We classify assets as held for sale when they meet the criteria set forth in FASB ASC Topic 360, Property, Plant, and Equipment. Based on the execution of the purchase and sale agreement during our second fiscal quarter, this facility met the criteria and we had reclassified this property from held and used to held for sale. Accordingly, we recorded an impairment of approximately $12.3 million to adjust the carrying value of this property to fair value less estimated costs to sell during the thirteen weeks ended June 26, 2011.
On August 31, 2011, we sold the property and received net proceeds of approximately $14 million. Cash and cash equivalents on our accompanying consolidated balance sheet includes these net proceeds. The indentures governing our senior secured and senior subordinated notes generally require us to use these proceeds by August 30, 2012 to purchase or improve assets useful in our business or to purchase a business that is related, complimentary or ancillary to our existing business. We are leasing back the property through March 2012 to complete the decommissioning of the facility.
In September 2011, we entered into an agreement to sell our Belen, New Mexico manufacturing facility. We had ceased operations at the facility in 2009. Based on the execution of the purchase and sale agreement, this facility met the criteria to be classified as held for sale and is included in assets held for sale on our accompanying consolidated balance sheet as of September 25, 2011. We recorded an impairment of approximately $550 thousand to adjust the carrying value of this property to approximately $2 million, representing fair value less estimated costs to sell, during the thirteen weeks ended September 25, 2011. On September 30, 2011, in our fourth fiscal quarter, we sold the facility and received net proceeds of approximately $2 million.

(4) INVENTORIES
The components of inventories were as follows (in thousands):

	September 25, 2011	December 26, 2010
Finished goods	$207,713	$166,042
Work in process	14,543	12,307
Raw materials and supplies	49,905	49,240
Total inventories	$272,161	$227,589

(5) DEBT
Long-term debt as of September 25, 2011 and December 26, 2010, including amounts payable within one year, was as follows (in thousands):

	September 25, 2011	December 26, 2010
Long-term debt:
10.5% Senior Secured Notes due November 2013	$300,000	$300,000
Unamortized discount	(3,431)	(4,464)
10.5% Senior Secured Notes due November 2013, net	296,569	295,536
8.5% Senior Subordinated Notes due February 2014	325,000	325,000
Asset-based Revolving Credit Facility, maturing July 2013	63,170	10,027
Canadian Revolving Credit Facility, maturing December 2013	3,437	2,669
Capital lease obligations	4,183	4,483
Total long-term debt	692,359	637,715
Less: Current maturities of long-term debt	439	430
Long-term debt, net of current maturities	$691,920	$637,285

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS
Our financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, derivative financial instruments and debt, including obligations under capital leases. The carrying values of financial instruments other than derivative financial instruments and fixed-rate debt approximated their fair values as of September 25, 2011 and December 26, 2010 due to their short-term maturities or market rates of interest. Derivative financial instruments were recorded at fair value (Note 7). As of September 25, 2011 and December 26, 2010, the fair value of our floating-rate debt, consisting of our asset-based revolving credit facility and the revolving loan under our Canadian credit facility, approximated carrying value due to our ability to borrow at comparable terms in the open market.
The following table presents the carrying values and fair values of our fixed-rate debt as of September 25, 2011 and December 26, 2010 (in thousands):

	Carrying value	Fair value
	September 25, 2011	September 25, 2011
10.5% Senior Secured Notes due November 2013, net	$296,569	$303,000
8.5% Senior Subordinated Notes due February 2014	325,000	282,831

	Carrying value	Fair value
	December 26, 2010	December 26, 2010
10.5% Senior Secured Notes due November 2013, net	$295,536	$319,500
8.5% Senior Subordinated Notes due February 2014	325,000	295,100
The estimated fair values of the senior secured notes and the senior subordinated notes were determined using Level 1 inputs in the fair value hierarchy, as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures and were based on the last trade price of the debt prior to close of trading on September 23, 2011 and December 23, 2010, the last business day of each respective fiscal period.
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
On a recurring basis prior to their expiration date in February 2011, we measured our interest rate swap agreements (Note 7) at fair value using an income approach and Level 2 inputs in the fair value hierarchy. The income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts incorporating observable market inputs as of the reporting date such as prevailing interest rates. Both the counterparty’s credit risk and our credit risk were considered in the fair value determination.

(7) DERIVATIVE INSTRUMENTS
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

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) DERIVATIVE INSTRUMENTS (CONTINUED)
When the interest rate swaps were designated as cash flow hedges, we reported the mark-to-market changes on the swaps as a component of accumulated other comprehensive income (loss) in accordance with FASB ASC Topic 815, Derivatives. As a result of the refinancing transactions, the hedged forecasted payments of variable-rate interest on borrowings under the first lien credit facility were no longer probable of occurring. Accordingly, we discontinued hedge accounting prospectively, and, as a result, the cumulative mark-to-market loss of $9.1 million associated with these swaps was reclassified from accumulated other comprehensive loss to interest expense in June 2009. Since the third fiscal quarter of 2009, we have reported the mark-to-market changes on the swaps as a component of interest expense, net. The mark-to-market gains recognized in interest expense during the thirty-nine weeks ended September 25, 2011 and September 26, 2010 were $1.4 million and $5.0 million, respectively. The net gain (loss) recognized in interest expense during the thirty-nine weeks ended September 25, 2011 and September 26, 2010 was $0.1 million and $(0.8) million, respectively. The accounting impact in 2011 was all recognized in the thirteen weeks ended March 27, 2011.
Prior to their expiration date of February 28, 2011, we reported our interest rate swap agreements at fair value on our consolidated balance sheet. As of December 26, 2010, their fair value of $1.4 million was included in other current liabilities based on their expiration date.

(8) PENSION AND OTHER POSTRETIREMENT BENEFITS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in thousands):

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Pension Benefits
Service cost	$272	$338	$816	$1,032
Interest cost	1,767	1,781	5,301	5,285
Expected return on plan assets	(1,964)	(1,799)	(5,892)	(5,327)
Amortization of prior service cost	—	207	—	310
Amortization of net loss	667	543	2,001	1,672
	742	1,070	2,226	2,972
Curtailment loss(1)	—	1,474	—	1,474
Net periodic benefit cost	$742	$2,544	$2,226	$4,446
Other Postretirement Benefits
Service cost	$26	$14	$77	$42
Interest cost	91	93	273	280
Amortization of prior service credit	(109)	(109)	(326)	(326)
Amortization of net loss	19	13	57	39
Net periodic benefit cost	$27	$11	$81	$35

(1) Pursuant to FASB ASC Topic 715, Compensation - Retirement Benefits, we recorded a curtailment loss of approximately $1.5 million during the thirteen weeks ended September 26, 2010, as a result of the closure of our manufacturing facility in Springfield, Missouri which significantly reduced the expected years of future service of active employees at this facility who participated in one of our U.S. defined benefit pension plans.
During the thirty-nine weeks ended September 25, 2011, we made approximately $6 million of contributions to our pension and other postretirement benefit plans. We presently anticipate contributing an additional $1 million to fund our pension and other postretirement benefit plans in 2011 for a total of approximately $7 million.
As a result of the closing of our Springfield, Missouri manufacturing facility in March 2011 (Note 2), we are currently in discussions with the Pension Benefit Guaranty Corporation regarding potential additional funding of the related defined benefit pension plan.

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) GOVERNMENT OBLIGATIONS
We entered into agreements with the City of Chicago and the State of Illinois in 2001 relating to an undeveloped property located in Chicago, Illinois that we acquired in that year. Pursuant to those agreements, the City of Chicago paid on our behalf a portion of the acquisition price of the property in the form of cash and the issuance of a note. The State of Illinois also provided a grant to us. Under these agreements, we were required to fulfill specified obligations relating to the development of the property and retention of a specified number of employees.
In February 2011, we entered into an agreement to sell the property for $5.0 million in cash. Our obligation to sell the property was contingent upon the assumption by the buyer and our release from the government obligations described above, which totaled approximately $19.8 million as of June 26, 2011. These amounts were included in other current liabilities in our consolidated balance sheet as of that date.
We closed the sale of the undeveloped property in September 2011 and received gross proceeds of $4 million, representing the remaining balance of the $5 million purchase price payable to us. In connection with the sale, the buyer assumed all of the government obligations described above and we were released from all but $3.3 million of those obligations. At closing, the buyer agreed to indemnify us fully from any and all liability relating to the $3.3 million of obligations from which we were not released.
As a result of the sale transaction, we reduced our other current liabilities by approximately $16.5 million to reflect the government obligations from which we were released. The government obligations of $3.3 million from which we were not released remain as other current liabilities in the accompanying balance sheet as of September 25, 2011, and we have recorded a corresponding receivable of $3.3 million in other assets to reflect our right to receive indemnification from the buyer.

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consisted of the following (in thousands):

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Net loss	$(16,610)	$(30,737)	$(71,046)	$(86,986)
Foreign currency translation adjustments	(5,102)	1,572	(2,580)	1,389
Pension liability adjustments, net of tax of $180, $792, $544 and $1,153	397	1,449	1,189	2,014
Comprehensive loss	$(21,315)	$(27,716)	$(72,437)	$(83,583)
Accumulated other comprehensive loss consisted of the following (in thousands):

	September 25, 2011	December 26, 2010
Foreign currency translation adjustments	$10,505	$13,085
Pension liability adjustments, net of tax benefit of $4,671 and $5,215	(23,179)	(24,368)
Accumulated other comprehensive loss	$(12,674)	$(11,283)

(11) RELATED PARTY TRANSACTIONS
Advisory fees. Solo Delaware and Solo Cup Investment Corporation are parties to a management agreement with SCC Holding providing for, among other things, the payment by Solo Cup Investment Corporation of an annual advisory fee of $0.8 million to SCC Holding. Pursuant to the SCC Holding Agreement, we recorded $0.2 million of advisory fees during each of the thirteen weeks ended September 25, 2011 and September 26, 2010 and $0.6 million of advisory fees during each of the thirty-nine weeks ended September 25, 2011 and September 26, 2010.
Solo Delaware and Solo Cup Investment Corporation are also parties to a management agreement with Vestar pursuant to which Solo Cup Investment Corporation agreed to pay Vestar an annual advisory fee of $0.8 million, plus reimbursement of its expenses. Pursuant to the Vestar Agreement, we recorded $0.2 million of advisory fees during each of the thirteen weeks ended September 25, 2011 and September 26, 2010 and $0.6 million of advisory fees during each of the thirty-nine weeks ended September 25, 2011 and September 26, 2010.

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

(in thousands)	North America	Europe	Other	Total Segments	Eliminations	Total
For the thirteen weeks ended September 25, 2011
Revenues from external customers	$381,876	$30,965	$3,482	$416,323	$—	$416,323
Intersegment net sales	5,094	—	—	5,094	(5,094)	—
Operating (loss) income	(3,120)	1,500	302	(1,318)	(19)	(1,337)
For the thirteen weeks ended September 26, 2010
Revenues from external customers	$378,754	$27,675	$3,185	$409,614	$—	$409,614
Intersegment net sales	5,640	—	—	5,640	(5,640)	—
Operating (loss) income	(12,290)	(996)	224	(13,062)	(162)	(13,224)
For the thirty-nine weeks ended September 25, 2011
Revenues from external customers	$1,121,721	$90,692	$10,931	$1,223,344	$—	$1,223,344
Intersegment net sales	23,029	74	—	23,103	(23,103)	—
Operating (loss) income	(19,763)	1,491	1,060	(17,212)	(225)	(17,437)
For the thirty-nine weeks ended September 26, 2010
Revenues from external customers	$1,082,599	$81,665	$9,402	$1,173,666	$—	$1,173,666
Intersegment net sales	16,859	—	—	16,859	(16,859)	—
Operating (loss) income	(31,765)	(2,223)	759	(33,229)	80	(33,149)

	For the thirteen weeks ended		For the thirty-nine weeks ended
(in thousands)	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Operating income (loss):
Total segment and other operating loss	$(1,318)	$(13,062)	$(17,212)	$(33,229)
Elimination of intersegment operating (income) loss	(19)	(162)	(225)	80
Interest expense	(17,930)	(18,386)	(52,926)	(52,935)
Interest income	32	43	91	156
Foreign currency exchange gain (loss), net	2,079	760	(293)	(589)
Gain from bargain purchase	—	30	—	1,733
Loss before income taxes	$(17,156)	$(30,777)	$(70,565)	$(84,784)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) GUARANTOR NOTE
On July 2, 2009, Solo Delaware and Solo Cup Operating Corporation (“SCOC”) co-issued $300.0 million of 10.5% Senior Secured Notes due 2013. The senior secured notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our subsidiaries. The consolidated guarantors include SF Holdings; Solo Manufacturing LLC; P.R. Solo Cup, Inc.; Lily-Canada Holding Corporation; Solo Cup Finance Limited; Solo Cup (UK) Limited; Insulpak Holdings Limited; Solo Cup Europe Limited; and Solo Cup Owings Mills Holdings. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by Solo Delaware.
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

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Balance Sheet September 25, 2011 (In thousands)
	Solo Delaware(1)	SF Holdings(2) (Guarantor)	SCOC(3)	Other Guarantors(4)	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$13,906	$3,575	$9,949	$—	$27,430
Accounts receivable - trade	—	—	85,032	18,344	18,246	—	121,622
Accounts receivable - other	1,934	—	17,680	2,188	(24)	(17,967)	3,811
Inventories	—	—	227,361	21,114	26,079	(2,393)	272,161
Deferred income taxes	—	—	6,012	—	760	—	6,772
Prepaid expenses and other current assets	—	—	25,955	2,181	3,015	—	31,151
Total current assets	1,934	—	375,946	47,402	58,025	(20,360)	462,947
Property, plant and equipment, net	—	—	289,302	10,896	27,208	—	327,406
Intangible assets, net	—	—	749	—	—	—	749
Intercompany receivables - non-current	196,667	—	6,088	—	—	(202,755)	—
Intercompany debt - non-current	383,461	—	37,948	—	—	(421,409)	—
Investments in subsidiaries	(113,190)	225,332	56,454	—	20,023	(188,619)	—
Other assets	9,185	—	13,054	1,094	2,348	—	25,681
Total assets	$478,057	$225,332	$779,541	$59,392	$107,604	$(833,143)	$816,783
Liabilities and Shareholder’s (Deficit) Equity
Current liabilities:
Accounts payable	$—	$—	$63,512	$12,323	$5,329	$—	$81,164
Intercompany payable	—	—	4,123	6,539	7,305	(17,967)	—
Accrued expenses and other current liabilities	16,429	—	56,045	1,951	5,993	—	80,418
Current maturities of long-term debt	—	—	192	247	—	—	439
Total current liabilities	16,429	—	123,872	21,060	18,627	(17,967)	162,021
Long-term debt, net of current maturities	621,569	—	66,326	587	3,438	—	691,920
Long-term debt, net of current maturities - intercompany	—	135,767	247,694	37,948	—	(421,409)	—
Deferred income taxes	—	—	5,908	—	1,781	—	7,689
Long-term payable - intercompany	—	202,755	—	—	—	(202,755)	—
Other long-term liabilities	—	—	110,409	152	4,533	—	115,094
Total liabilities	637,998	338,522	554,209	59,747	28,379	(642,131)	976,724
Total shareholder’s (deficit) equity	(159,941)	(113,190)	225,332	(355)	79,225	(191,012)	(159,941)
Total liabilities and shareholder’s (deficit) equity	$478,057	$225,332	$779,541	$59,392	$107,604	$(833,143)	$816,783

(1)	Issuer of 8.5% Senior Subordinated Notes; co-issuer of 10.5% Senior Secured Notes

(2)	Guarantor of 8.5% Senior Subordinated Notes and 10.5% Senior Secured Notes

(3)	Guarantor of 8.5% Senior Subordinated Notes; co-issuer of 10.5% Senior Secured Notes

(4)	Guarantors of 8.5% Senior Subordinated Notes and 10.5% Senior Secured Notes

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Balance Sheet December 26, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$7,455	$4,896	$9,160	$—	$21,511
Accounts receivable - trade	—	—	82,118	16,612	17,483	—	116,213
Accounts receivable - other	2,756	—	15,633	2,184	—	(16,061)	4,512
Inventories	—	—	189,455	15,625	24,598	(2,089)	227,589
Deferred income taxes	—	—	12,573	—	483	—	13,056
Restricted cash	1,940	—	—	—	—	—	1,940
Prepaid expenses and other current assets	—	—	20,379	1,726	1,743	—	23,848
Total current assets	4,696	—	327,613	41,043	53,467	(18,150)	408,669
Property, plant and equipment, net	—	—	385,381	12,905	30,827	—	429,113
Intangible assets, net	—	—	910	—	—	—	910
Intercompany receivables - non-current	178,021	—	6,088	—	—	(184,109)	—
Intercompany debt - non-current	407,488	—	37,894	—	—	(445,382)	—
Investments in subsidiaries	(51,681)	268,197	56,089	—	19,488	(292,093)	—
Other assets	11,984	—	9,915	1,662	2,419	—	25,980
Total assets	$550,508	$268,197	$823,890	$55,610	$106,201	$(939,734)	$864,672
Liabilities and Shareholder’s (Deficit) Equity
Current liabilities:
Accounts payable	$—	$—	$46,925	$10,861	$5,272	$—	$63,058
Intercompany payable	—	—	5,265	4,805	5,991	(16,061)	—
Accrued expenses and other current liabilities	17,476	—	89,448	1,649	6,495	—	115,068
Current maturities of long-term debt	—	—	168	262	—	—	430
Total current liabilities	17,476	—	141,806	17,577	17,758	(16,061)	178,556
Long-term debt, net of current maturities	620,536	—	13,330	747	2,672	—	637,285
Long-term debt, net of current maturities - intercompany	—	135,768	271,720	37,893	—	(445,381)	—
Deferred income taxes	—	—	13,132	—	1,744	—	14,876
Long-term payable - intercompany	—	184,110	—	—	—	(184,110)	—
Other long-term liabilities	—	—	115,705	667	5,087	—	121,459
Total liabilities	638,012	319,878	555,693	56,884	27,261	(645,552)	952,176
Total shareholder’s (deficit) equity	(87,504)	(51,681)	268,197	(1,274)	78,940	(294,182)	(87,504)
Total liabilities and shareholder’s (deficit) equity	$550,508	$268,197	$823,890	$55,610	$106,201	$(939,734)	$864,672

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) GUARANTOR NOTE (CONTINUED)

	Consolidated Statement of Operations For the thirteen weeks ended September 25, 2011 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$366,047	$30,993	$53,969	$(34,686)	$416,323
Cost of goods sold	—	—	341,859	27,711	48,828	(34,773)	383,625
Gross profit	—	—	24,188	3,282	5,141	87	32,698
Selling, general and administrative expenses	—	—	27,173	1,809	2,946	(28)	31,900
Loss (gain) on asset disposals	—	—	1,155	(29)	304	—	1,430
Asset impairment	—	—	550	—	155	—	705
Operating (loss) income	—	—	(4,690)	1,502	1,736	115	(1,337)
Interest expense, net	3,749	6,361	7,600	124	64	—	17,898
Foreign currency exchange (gain) loss, net	—	—	(2,953)	261	613	—	(2,079)
Equity in loss (earnings) of subsidiaries	12,861	6,500	(2,145)	—	—	(17,216)	—
(Loss) income before income taxes	(16,610)	(12,861)	(7,192)	1,117	1,059	17,331	(17,156)
Income tax (benefit) provision	—	—	(692)	(17)	163	—	(546)
Net (loss) income	$(16,610)	$(12,861)	$(6,500)	$1,134	$896	$17,331	$(16,610)

	Consolidated Statement of Operations For the thirteen weeks ended September 26, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$351,070	$27,702	$46,270	$(15,428)	$409,614
Cost of goods sold	—	—	328,915	26,919	41,731	(15,349)	382,216
Gross profit	—	—	22,155	783	4,539	(79)	27,398
Selling, general and administrative expenses	—	—	30,064	1,778	4,712	(38)	36,516
Loss (gain) on asset disposals	—	—	659	(1)	—	—	658
Asset impairment	—	—	3,448	—	—	—	3,448
Operating loss	—	—	(12,016)	(994)	(173)	(41)	(13,224)
Interest expense (income), net	3,155	5,794	9,241	156	(4)	1	18,343
Foreign currency exchange loss (gain), net	—	—	251	(1,081)	70	—	(760)
Equity in loss of subsidiaries	27,582	21,788	1,084	—	—	(50,454)	—
Gain from bargain purchase	—	—	(30)	—	—	—	(30)
(Loss) income before income taxes	(30,737)	(27,582)	(22,562)	(69)	(239)	50,412	(30,777)
Income tax (benefit) provision	—	—	(775)	(28)	763	—	(40)
Net loss	$(30,737)	$(27,582)	$(21,787)	$(41)	$(1,002)	$50,412	$(30,737)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) GUARANTOR NOTE (CONTINUED)

	Consolidated Statement of Operations For the thirty-nine weeks ended September 25, 2011 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,063,584	$90,853	$166,335	$(97,428)	$1,223,344
Cost of goods sold	—	—	986,335	83,254	150,513	(96,966)	1,123,136
Gross profit	—	—	77,249	7,599	15,822	(462)	100,208
Selling, general and administrative expenses	—	—	87,685	6,132	9,716	(87)	103,446
Loss (gain) on asset disposals	—	—	701	(29)	479	—	1,151
Asset impairment	—	—	12,893	—	155	—	13,048
Operating (loss) income	—	—	(24,030)	1,496	5,472	(375)	(17,437)
Interest expense, net	10,927	18,645	22,676	418	169	—	52,835
Foreign currency exchange (gain) loss, net	—	—	(2,249)	304	2,238	—	293
Equity in loss (earnings) of subsidiaries	60,119	41,474	(2,543)	—	—	(99,050)	—
(Loss) income before income taxes	(71,046)	(60,119)	(41,914)	774	3,065	98,675	(70,565)
Income tax (benefit) provision	—	—	(440)	(54)	975	—	481
Net (loss) income	$(71,046)	$(60,119)	$(41,474)	$828	$2,090	$98,675	$(71,046)

	Consolidated Statement of Operations For the thirty-nine weeks ended September 26, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,023,466	$81,748	$141,177	$(72,725)	$1,173,666
Cost of goods sold	—	—	944,901	78,497	124,533	(72,542)	1,075,389
Gross profit	—	—	78,565	3,251	16,644	(183)	98,277
Selling, general and administrative expenses	—	—	96,585	5,495	10,132	(107)	112,105
Loss (gain) on asset disposals	—	—	2,680	(24)	(1)	—	2,655
Asset impairment	—	—	16,666	—	—	—	16,666
Operating (loss) income	—	—	(37,366)	(2,220)	6,513	(76)	(33,149)
Interest expense, net	9,398	16,984	25,974	408	15	—	52,779
Foreign currency exchange loss (gain), net	—	—	1,017	200	(628)	—	589
Equity in loss (earnings) of subsidiaries	77,588	60,604	(1,464)	—	—	(136,728)	—
Gain from bargain purchase	—	—	(1,733)	—	—	—	(1,733)
(Loss) income before income taxes	(86,986)	(77,588)	(61,160)	(2,828)	7,126	136,652	(84,784)
Income tax (benefit) provision	—	—	(556)	(94)	2,852	—	2,202
Net (loss) income	$(86,986)	$(77,588)	$(60,604)	$(2,734)	$4,274	$136,652	$(86,986)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Statement of Cash Flows For the thirty-nine weeks ended September 25, 2011 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(25,967)	$—	$(21,868)	$(236)	$1,073	$—	$(46,998)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	—	—	21,009	48	—	(496)	20,561
Purchases of property, plant and equipment	—	—	(20,182)	(916)	(438)	496	(21,040)
Decrease in restricted cash	1,940	—	—	—	—	—	1,940
Other	—	—	(1,500)	—	—	—	(1,500)
Net cash provided by (used in) investing activities	1,940	—	(673)	(868)	(438)	—	(39)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	—	—	53,142	—	919	—	54,061
Repayments of other debt	—	—	(124)	(212)	—	—	(336)
Collection on (repayment of) intercompany debt	24,027	—	(24,027)	—	—	—	—
Net cash provided by (used in) financing activities	24,027	—	28,991	(212)	919	—	53,725
Effect of exchange rate changes on cash	—	—	—	(6)	(763)	—	(769)
Net increase (decrease) in cash and cash equivalents	—	—	6,450	(1,322)	791	—	5,919
Cash and cash equivalents, beginning of period	—	—	7,455	4,896	9,160	—	21,511
Cash and cash equivalents, end of period	$—	$—	$13,905	$3,574	$9,951	$—	$27,430

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Statement of Cash Flows For the thirty-nine weeks ended September 26, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(27,105)	$—	$1,817	$(375)	$(3,818)	$—	$(29,481)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	—	—	62	83	1	(29)	117
Purchases of property, plant and equipment	—	—	(36,411)	(959)	(330)	29	(37,671)
Business acquisition, net of cash acquired	—	—	(23,661)	—	—	—	(23,661)
Decrease in restricted cash	5,840	—	—	—	—	—	5,840
Proceeds from insurance reimbursement	—	—	1,201	—	—	—	1,201
Net cash provided by (used in) investing activities	5,840	—	(58,809)	(876)	(329)	—	(54,174)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facilities	—	—	79,000	—	—	—	79,000
Repayments of term notes	—	—	—	—	(410)	—	(410)
Return of capital to parent	(100)	—	—	—	—	—	(100)
Collection on (repayment of) intercompany debt	21,737	—	(21,737)	—	—	—	—
Repayments of other debt	—	—	(77)	(189)	—	—	(266)
Debt issuance costs	(372)	—	(158)	—	—	—	(530)
Net cash provided by (used in) financing activities	21,265	—	57,028	(189)	(410)	—	77,694
Effect of exchange rate changes on cash	—	—	—	(104)	678	—	574
Net increase (decrease) in cash and cash equivalents	—	—	36	(1,544)	(3,879)	—	(5,387)
Cash and cash equivalents, beginning of period	—	—	5	4,517	25,484	—	30,006
Cash and cash equivalents, end of period	$—	$—	$41	$2,973	$21,605	$—	$24,619

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report, as well as the consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations included in our 2010 Annual Report on Form 10-K.
Executive Summary
Economic and industry conditions
Economic and industry conditions continue to impact our results of operations. Weak economic conditions have reduced the discretionary income of consumers and negatively affected demand for single-use products used to serve food and beverages. We believe the decline in demand is driven by a variety of external factors such as consumers eating out less frequently and higher unemployment rates, which have contracted the market for our foodservice operators. Lower consumer discretionary spending translated into a smaller consumer market, as did a shift from national brands to private label products, which are traditionally offered at lower prices. Lower demand coupled with excess capacity in the industry have resulted in increased competition and pressure on the price at which our products may be offered. Concurrently, we continue to experience significant increases in raw material costs, particularly resins utilized to manufacture plastic products.
Strategic initiatives
We continue to implement strategic initiatives designed to grow our business and improve our profitability, the most noteworthy of which is our plan designed to further optimize our manufacturing footprint. Pursuant to the plan, we closed our manufacturing facilities in Springfield, Missouri; North Andover, Massachusetts; and Owings Mills, Maryland in March, May and August 2011, respectively.
In May 2011, we entered into an agreement to sell our Owings Mills, Maryland facility for $15.0 million. We recorded an impairment of approximately $12.3 million to adjust the carrying value of this property to fair value less estimated costs to sell during the thirteen weeks ended June 26, 2011. In August 2011, we sold the property and received net proceeds of approximately $14 million. We are leasing back the property through March 2012 to complete the decommissioning of the facility.
We expect to incur costs over the life of the plan of approximately $131 million, of which approximately $35 million (identified in the table below as severance and equipment relocation and related costs) have required or will require cash expenditures. In addition, the total costs include a charge attributable to lease payments for our North Andover facility that we remain obligated to make in future periods, asset impairment charges, and accelerated depreciation for certain property, plant and equipment that would not be used after the facilities were closed. The following table summarizes the plan costs incurred (expensed) to date and the expected remaining costs, all of which we currently expect to incur in our fourth quarter (in millions):

	Year ended	Thirty-nine weeks ended	Life to date	Expected
	December 26, 2010	September 25, 2011	September 25, 2011	remaining costs
Severance (1)	$7	$—	$7	$—
Equipment relocation and related costs (2) (3)	5	19	24	4
Pension plan curtailment loss	2	—	2	—
Accrual of remaining lease payments	—	—	—	7
Asset impairment	17	12	29	—
Accelerated depreciation (3)	40	18	58	—
Total expected costs	$71	$49	$120	$11
(1) We paid approximately $6 million of severance during the thirty-nine weeks ended September 25, 2011. As of September 25, 2011, accrued severance of approximately $1 million is included in other current liabilities in our Consolidated Balance Sheet.
(2) Equipment relocation and related costs are expensed as incurred. The equipment relocation and related costs of approximately $19 million for the thirty-nine weeks ended September 25, 2011 constituted cash expenditures incurred during that period.
(3) Equipment relocation and related costs and accelerated depreciation are included in cost of goods sold on our accompanying consolidated statement of operations.

Thirteen weeks ended September 25, 2011 compared to the thirteen weeks ended September 26, 2010
Consolidated results

	For the thirteen weeks ended		Favorable (Unfavorable)
($ in millions)	September 25, 2011	September 26, 2010	$	%
Net sales	$416.3	$409.6	6.7	1.6
Cost of goods sold	383.6	382.2	(1.4)	(0.4)
Gross profit	32.7	27.4	5.3	19.3
Selling, general and administrative expenses	31.9	36.5	4.6	12.6
Loss on asset disposals	1.4	0.7	(0.7)	*
Asset impairment	0.7	3.4	2.7	79.4
Operating loss	(1.3)	(13.2)	11.9	90.2
Interest expense, net	17.9	18.3	0.4	2.2
Foreign currency exchange gain, net	(2.1)	(0.8)	1.3	*
Loss before income taxes	(17.1)	(30.7)	13.6	44.3
Income tax benefit	(0.5)	—	0.5	*
Net loss	$(16.6)	$(30.7)	14.1	45.9
 *    Not meaningful

Net sales

($ in millions)	For the thirteen weeks ended		Favorable (Unfavorable)
Reportable segment:	September 25, 2011	September 26, 2010	$	%
North America	$386.9	$384.3	2.6	0.7
Europe	31.0	27.7	3.3	11.9
Other	3.5	3.2	0.3	9.4
Inter-segment eliminations	(5.1)	(5.6)	0.5	8.9
Consolidated net sales	$416.3	$409.6	6.7	1.6

Consolidated net sales increased by $6.7 million, or 1.6%, for the thirteen weeks ended September 25, 2011 from the comparable prior-year period. The increase resulted from a 7.2% increase in average realized sales price and a 0.9% increase in net sales attributable to foreign currency fluctuations, partially offset by a 6.5% decline in sales volume primarily driven by our North American segment.
North America - Net sales for our North American segment increased by $2.6 million, or 0.7%, for the thirteen weeks ended September 25, 2011 from the comparable prior-year period. The increase in net sales resulted from a 7.0% increase in average realized sales price and a 0.7% increase in net sales attributable to foreign currency fluctuations, mostly offset by a 7.0% decline in sales volume. The increase in average realized sales price reflects the price increases we implemented in the second half of 2010 and, to a lesser extent, the first half of 2011, in response to higher raw material costs, and the favorable impact of a shift in product mix. The decline in sales volume was primarily due to the economic and industry conditions described under Executive Summary above, and, to a lesser extent, our strategic decision to eliminate certain unprofitable business.
Europe - Net sales for our European segment increased by $3.3 million, or 11.9%, for the thirteen weeks ended September 25, 2011 from the comparable prior-year period. The increase in net sales resulted from a 4.9% increase in average realized sales price, a 4.6% increase attributable to foreign currency fluctuations and a 2.4% increase in sales volume. Inter-segment eliminations primarily consist of intercompany sales from North America to Europe which decreased from the prior period due to lower sales volume during the period partially offset by a higher average selling price due to an increase in raw material costs.

Gross profit
For the thirteen weeks ended September 25, 2011, consolidated gross profit increased by $5.3 million, or 19.3%, from the comparable prior-year period. Consolidated gross margin, or gross profit as a percentage of net sales, was 7.9% in the third quarter of 2011 versus 6.7% in the third quarter of 2010. Excluding plant consolidation costs, consolidated gross margin in the third quarter of 2011 was 9.8% compared to 12.1% in the third quarter of 2010, primarily due to the impact of lower sales volumes and lower production volumes on fixed cost absorption and the decrease in the difference between sales prices and raw material costs for our North America segment, all as described below.
North America - The increase in gross profit for our North American segment of approximately $2 million includes the benefit of a $14 million decrease in plant consolidation costs and approximately $2 million of increased manufacturing efficiencies compared to the comparable prior-year period. These positive impacts on gross profit were mostly offset by (1) a decrease in gross profit of approximately $7 million resulting from lower sales volumes in North America, (2) a decrease of approximately $4 million in the difference between sales prices and raw material costs for our U.S. operations in the third quarter of 2011 compared to the third quarter of 2010, (3) an increase in logistics costs of approximately $2 million, primarily due to increases in diesel fuel prices, and (4) an approximate $1 million decline in fixed cost absorption due to lower production volumes in the current-year period.
Plant consolidation costs included in cost of goods sold during the current quarter were approximately $8 million and comprised accelerated depreciation of approximately $1 million and costs related to the transfer of equipment from closing manufacturing facilities to receiving manufacturing facilities of approximately $7 million, including ramp-down costs at the closing facilities and start-up costs at the receiving facilities.
Europe - Approximately $3 million of the increase in consolidated gross profit was driven by our European segment. The increase was primarily driven by the impact of changes in foreign currency exchange rates and increased manufacturing efficiencies resulting from targeted cost improvements.

Operating income (loss)

($ in millions)	For the thirteen weeks ended		Favorable (Unfavorable)
Reportable segment:	September 25, 2011	September 26, 2010	$	%
North America	$(3.1)	$(12.3)	9.2	74.8
Europe	1.5	(1.0)	2.5	*
Other	0.3	0.3	—	—
Inter-segment eliminations	—	(0.2)	0.2	*
Consolidated operating loss	$(1.3)	$(13.2)	11.9	90.2
 *    Not meaningful
North America - Operating loss for our North American segment decreased by $9.2 million, or 74.8%, for the thirteen weeks ended September 25, 2011 from the comparable prior-year period. The reduction in operating loss was driven primarily by lower selling, general and administrative expenses, less asset impairment and slightly improved gross profit, as discussed above.
As a percentage of net sales, selling, general and administrative expenses improved to 7.2% for the third quarter of 2011 from 8.5% for the third quarter of 2010. The improvement resulted primarily from decreases in employee-related costs, advertising and related costs, and professional fees.
The improvement in operating income was also driven by lower asset impairment compared to the prior-year period. Asset impairment was $0.7 million in the current period compared to $3.4 million in the comparable prior-year period. The current-period impairment primarily related to our Belen, New Mexico manufacturing facility, which we sold during our fourth fiscal quarter of 2011. The prior-period impairment related to our Springfield, Missouri manufacturing facility, which we sold during our fourth fiscal quarter of 2010.
Europe - Operating income for our European segment increased by $2.5 million due primarily to higher gross profit, as discussed above. Inter-segment eliminations consist of the change in the amount of intercompany profit in the other segment's inventory resulting from intercompany sales from North America to such segment.

Income tax provision (benefit)
The consolidated income tax benefit of $0.5 million for the thirteen weeks ended September 25, 2011 was attributable to the benefits realized upon the sale of certain property during the period and from pension activity included in other comprehensive income, partially offset by income tax provision for foreign jurisdictions. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit. During the thirteen weeks ended September 26, 2010, the minimal domestic income tax benefit was mostly offset by minimal income tax expense from foreign jurisdictions.

Thirty-nine weeks ended September 25, 2011 compared to the thirty-nine weeks ended September 26, 2010
Consolidated results

	For the thirty-nine weeks ended		Favorable (Unfavorable)
($ in millions)	September 25, 2011	September 26, 2010	$	%
Net sales	$1,223.3	$1,173.7	49.6	4.2
Cost of goods sold	1,123.1	1,075.4	(47.7)	(4.4)
Gross profit	100.2	98.3	1.9	1.9
Selling, general and administrative expenses	103.4	112.1	8.7	7.8
Loss on asset disposals	1.2	2.6	1.4	53.8
Asset impairment	13.0	16.7	3.7	22.2
Operating loss	(17.4)	(33.1)	15.7	47.4
Interest expense, net	52.8	52.8	—	—
Foreign currency exchange loss, net	0.3	0.6	0.3	50.0
Gain from bargain purchase	—	(1.7)	(1.7)	*
Loss before income taxes	(70.5)	(84.8)	14.3	16.9
Income tax provision	0.5	2.2	1.7	77.3
Net loss	$(71.0)	$(87.0)	16.0	18.4
 *    Not meaningful
Net sales

($ in millions)	For the thirty-nine weeks ended		Favorable (Unfavorable)
Reportable segment:	September 25, 2011	September 26, 2010	$	%
North America	$1,144.7	$1,099.5	45.2	4.1
Europe	90.8	81.7	9.1	11.1
Other	10.8	9.4	1.4	14.9
Inter-segment eliminations	(23.0)	(16.9)	(6.1)	(36.1)
Consolidated net sales	$1,223.3	$1,173.7	49.6	4.2
Net sales increased by $49.6 million, or 4.2%, for the thirty-nine weeks ended September 25, 2011 from the comparable prior-year period. The increase in net sales resulted from a 9.4% increase in average realized sales price and a 1.1% increase in net sales attributable to foreign currency fluctuations, partially offset by a 6.3% decline in sales volume, which were primarily driven by our North American segment, as further described below.
North America - Net sales for our North American segment increased by $45.2 million, or 4.1%, for the thirty-nine weeks ended September 25, 2011 from the comparable prior-year period. The increase in net sales resulted from a 10.2% increase in average realized sales price and an increase of 0.7% attributable to foreign currency fluctuations, partially offset by a 6.8% decline in sales volume. The increase in average realized sales price reflects the price increases we implemented in the second half of 2010, and to a lesser extent the first half of 2011, as a result of higher raw material costs, and the favorable impact of a shift in product mix. The decline in sales volume was primarily due to the economic and industry conditions described above, and, to a lesser extent, a result of our strategic decision to eliminate certain unprofitable business.

Europe - Net sales for our Europe segment increased by $9.1 million, or 11.1% for the thirty-nine weeks ended September 25, 2011 from the comparable prior-year period, resulting from an increase of 5.9% attributable to foreign currency fluctuations, a 3.0% increase in average realized sales price and a 2.2% increase in sales volume. Inter-segment eliminations primarily consist of intercompany sales from North America to Europe. The increase from the prior period represents both an increase in demand and a higher average selling price due to increased raw material costs.

Gross profit
For the thirty-nine weeks ended September 25, 2011, consolidated gross profit increased by $1.9 million from the comparable prior-year period. Consolidated gross margin, or gross profit as a percentage of net sales, was 8.2% in the thirty-nine weeks ended September 25, 2011 versus 8.4% in the thirty-nine weeks ended September 26, 2010. Excluding plant consolidation costs, gross margin in the thirty-nine weeks ended September 25, 2011 was 11.2% compared to 11.7% in the thirty-nine weeks ended September 26, 2010. The decrease in gross margin was primarily driven by lower fixed cost absorption, partially offset by the increase in the difference between sales prices and raw material costs and favorable shift in product mix for our North America segment, all as described below.
North America - The decrease in gross profit of approximately $2 million was primarily driven by:

•	a decrease in gross profit of approximately $19 million resulting from lower sales volumes,

•	an approximate $11 million decline in fixed cost absorption due to lower production volumes in the current-year period, and

•	approximately $6 million of higher logistics costs, primarily due to increases in diesel fuel prices.
The above factors that drove decreases in gross profit were partially offset by the following factors that drove increases in gross profit:

•	an increase of approximately $19 million in the difference between sales prices and raw material costs,

•	approximately $11 million of benefit from a favorable shift in product mix,

•	increased manufacturing efficiencies of approximately $2 million and

•	approximately $2 million of lower plant consolidation costs compared to the prior-year period.
While the favorable spread reflects the benefit of recent price increases, raw material costs have continued to escalate in 2011 and continued competitive industry conditions appear to make full recovery difficult.
Plant consolidation costs during the thirty-nine weeks ended September 25, 2011 included accelerated depreciation of approximately $18 million and costs related to the transfer of equipment from closing manufacturing facilities to receiving manufacturing facilities of approximately $19 million, including ramp-down costs at the closing facilities and start-up costs at the receiving facilities. Plant consolidation costs during the thirty-nine weeks ended September 26, 2010 included accelerated depreciation of approximately $29 million, severance expense of approximately $7 million, a pension plan curtailment loss of $2 million and costs to transfer equipment from closing manufacturing facilities of approximately $1 million.
Europe - The increase in gross profit of approximately $4 million was primarily driven by the impact of changes in foreign currency exchange rates, increased manufacturing efficiencies resulting from targeted cost improvements as well as an increase in average realized sales price.

Operating income (loss)

($ in millions)	For the thirty-nine weeks ended		Favorable (Unfavorable)
Reportable segment:	September 25, 2011	September 26, 2010	$	%
North America	$(19.7)	$(31.8)	12.1	38.1
Europe	1.5	(2.2)	3.7	*
Other	1.0	0.8	0.2	25.0
Inter-segment eliminations	(0.2)	0.1	(0.3)	*
Consolidated operating loss	(17.4)	(33.1)	15.7	47.4
*    Not meaningful

North America - Operating loss for our North American segment decreased by $12.1 million, or 38.1%, for the thirty-nine weeks ended September 25, 2011 from the comparable prior-year period. The improvement in operating loss was driven primarily by reduced selling, general and administrative expenses.
As a percentage of net sales, selling, general and administrative expenses decreased to 7.8% in the first nine months of 2011 from 9.0% in the first nine months of 2010, partially driven by the increase in net sales. These included a decrease in employee-related costs, advertising and related costs, and professional fees.
The improvement in operating income was also driven by lower asset impairment compared to the prior-year period. Asset impairment was $13.0 million in the current period compared to $16.7 million in the prior-year period. The current-period impairment primarily related to our Owings Mills, Maryland and Belen, New Mexico manufacturing facilities, which we sold during our third and fourth fiscal quarters of 2011, respectively. The prior-period impairment related to (1) equipment that we no longer expected to utilize as a result of our decision in 2010 to close three manufacturing facilities to consolidate operations and (2) our Springfield, Missouri manufacturing facility, which we sold during our fourth fiscal quarter of 2010.
Europe - Operating income for our European segment increased by $3.7 million driven primarily by higher gross profit, as discussed above. Inter-segment eliminations consist of the change in the amount of intercompany profit in the other segment's inventory resulting from intercompany sales from North America to such segment.
Income tax provision (benefit)
During the thirty-nine weeks ended September 25, 2011, the income tax provision of $0.5 million reflects the net impact of income tax provision from foreign jurisdictions partially offset by minimal domestic income tax benefit and the benefit from pension activity included in other comprehensive income. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit. During the thirty-nine weeks ended September 26, 2010, the income tax provision of $2.2 million primarily reflects income tax expense from our foreign jurisdictions with a minimal offsetting domestic income tax benefit.

Liquidity and Capital Resources
Our net cash provided by or used in operating, investing and financing activities was as follows:

	For the thirty-nine weeks ended
(in thousands)	September 25, 2011	September 26, 2010
Net cash used in operating activities	$(46,998)	$(29,481)
Net cash used in investing activities	(39)	(54,174)
Net cash provided by financing activities	53,725	77,694
Historically, we have relied on cash flows from operations and borrowings under our revolving credit facilities to finance our working capital requirements and capital expenditures. Net cash used in operating activities during the thirty-nine weeks ended September 25, 2011 was $47.0 million compared to $29.5 million during the thirty-nine weeks ended September 26, 2010. Working capital increased by $70.8 million to $300.9 million as of September 25, 2011, from $230.1 million as of December 26, 2010. The increase mostly reflects (1) an increase in inventories driven by a planned seasonal build of finished goods and an increase in the cost of raw materials, and (2) a decrease in other current liabilities including approximately $6 million of paid severance and a decrease of approximately $7 million in customer programs. These increases in working capital were partially offset by an increase in accounts payable as a result of raw material purchases to support the inventory build during the period.
Net cash used in investing activities during the thirty-nine weeks ended September 25, 2011 was $39 thousand compared to $54.2 million during the thirty-nine weeks ended September 26, 2010. The decrease was driven by the following:

•	our $24 million acquisition in the prior-year period;

•
proceeds from the sale of property, plant and equipment during the current period of approximately $21 million, including $14 million from the sale of our Owings Mills, Maryland manufacturing facility, which was closed as part of our plan to optimize our manufacturing footprint; $5 million from the sale of an undeveloped parcel of land (see Government Obligations below); and approximately $2 million from the sale of equipment from the closure of our manufacturing facilities in Springfield, Missouri and North Andover, Massachusetts; and

•	lower capital expenditures during the current period of $21.0 million compared to $37.7 million.

Net cash provided by financing activities during the thirty-nine weeks ended September 25, 2011 was $53.7 million compared to $77.7 million during the thirty-nine weeks ended September 26, 2010. The prior-year period included a greater use of borrowings under our asset-based revolving credit facility to fund our capital expenditures and our March 31, 2010 acquisition.

The following is a summary of our long-term debt and our committed revolving credit facilities (in thousands):

September 25, 2011
Long-term debt:
10.5% Senior Secured Notes due November 2013	$300,000
Unamortized discount	(3,431)
10.5% Senior Secured Notes due November 2013, net	296,569
8.5% Senior Subordinated Notes due February 2014	325,000
Asset-based Revolving Credit Facility, maturing July 2013	63,170
Canadian Revolving Credit Facility, maturing December 2013	3,437
Capital lease obligations	4,183
Total long-term debt	692,359
Less: Current maturities of long-term debt	439
Long-term debt, net of current maturities	$691,920

	Commitment Amount	Amounts Outstanding	Letters of Credit(1)	Available Capacity
Asset-based revolving credit facility(2)	$200,000	$63,170	$12,878	$92,827
Canadian revolving credit facility(3)	16,527	3,437	—	9,442
	$216,527	$66,607	$12,878	$102,269

(1)	Availability under the credit facilities is reduced by letters of credit issued under the facilities.

(2)
The commitment amount for the asset-based revolving credit facility is $200.0 million; however, available capacity was $92.8 million due to the borrowing base limit of $168.9 million in effect at September 25, 2011.

(3)
The commitment amount for the Canadian revolving credit facility is CA$17.0 million (approximately $16.5 million); however, available capacity was CA$9.7 million (approximately $9.4 million) due to the borrowing base limit in effect at September 25, 2011.

Government Obligations
We entered into agreements with the City of Chicago and the State of Illinois in 2001 relating to an undeveloped property located in Chicago, Illinois that we acquired in that year. Pursuant to those agreements, the City of Chicago paid on our behalf a portion of the acquisition price of the property in the form of cash and the issuance of a note. The State of Illinois also provided a grant to us. Under these agreements, we were required to fulfill specified obligations relating to the development of the property and retention of a specified number of employees.
In February 2011, we entered into an agreement to sell the property for $5.0 million in cash. Our obligation to sell the property was contingent upon the assumption by the buyer and our release from the government obligations described above, which totaled approximately $19.8 million as of June 26, 2011. These amounts were included in other current liabilities in our consolidated balance sheet as of that date.
We closed the sale of the undeveloped property in September 2011 and received gross proceeds of $4 million, representing the remaining balance of the $5 million purchase price payable to us. In connection with the sale, the buyer assumed all of the government obligations described above and we were released from all but $3.3 million of those obligations. At closing, the buyer agreed to indemnify us fully from any and all liability relating to the $3.3 million of obligations from which we were not released.
As a result of the sale transaction, we reduced our other current liabilities by approximately $16.5 million to reflect the government obligations from which we were released. The government obligations of $3.3 million from which we were not released remain as other current liabilities in the accompanying balance sheet as of September 25, 2011, and we have recorded a corresponding receivable of $3.3 million in other assets to reflect our right to receive indemnification from the buyer.

Contractual Obligations
During the thirteen weeks ended September 25, 2011, there were no material changes outside the normal course of business in the contractual obligations disclosed under the caption “Contractual Obligations” in Item 7 of our 2010 Annual Report on Form 10-K.
Outlook
Management believes that cash generated by operations, existing cash and cash equivalents and amounts available under our credit facilities will be sufficient to meet our reasonably foreseeable liquidity needs, including operating needs, planned capital expenditures, expenses related to announced plant closures, payments in conjunction with our lease commitments and debt service requirements. We currently expect that our total 2011 capital investment will be in the range of $35 to $40 million. In addition, we contributed approximately $6 million to our defined benefit plans during the first three fiscal quarters of 2011 and expect to contribute an additional $1 million during the fourth quarter of 2011.

Net Operating Loss Carryforwards
As of September 25, 2011, we had approximately $404.5 million of U.S. federal tax net operating loss carryforwards that expire between 2018 and 2031, of which $17.0 million were subject to the provisions of Internal Revenue Code Section 382. We establish a valuation allowance for deferred tax assets, including our net operating loss carryforwards, when the amount of expected future taxable income is not likely to support the use of the deduction or credit. During the thirteen weeks ended September 25, 2011, our valuation allowance on all tax attributes increased by $6.7 million to $178.2 million primarily related to activity from our U.S. and European operations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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
As of September 25, 2011, the asset-based revolving credit facility had an outstanding balance of $63.2 million and carried an effective interest rate of 4.449%. As of September 25, 2011, $92.8 million was available under the asset-based revolving credit facility, after taking into account borrowing base limitations.
We also have a Canadian revolving credit facility which bears interest at the Canadian prime rate plus 1.25% or the Canadian bankers’ acceptance rate plus 2.50%, at our option. As of September 25, 2011, there was CA$3.5 million (approximately $3.4 million) of outstanding borrowings under the Canadian revolving credit facility, and CA$9.7 million (approximately $9.4 million) was available under the revolving credit facility, after taking into account borrowing base limitations.
Based upon the information above, our annual pre-tax income would decrease by approximately $0.7 million for each one-percentage point increase in the interest rates applicable to our variable rate debt. At the end of September 2011, three-month LIBOR was less than one percent; therefore, the maximum increase in our annual pre-tax income based on a decrease in interest rates applicable to our variable rate debt to zero would be approximately $0.2 million. The level of our exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of debt outstanding under our credit facilities.

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

(b)
Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended September 25, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SOLO CUP COMPANY

Date:	November 8, 2011	By:	/s/ Robert D. Koney, Jr.
Robert D. Koney, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX OF EXHIBITS FILED WITH OR
INCORPORATED BY REFERENCE INTO
FORM 10-Q OF SOLO CUP COMPANY
FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 25, 2011

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