Form 10-K
period 2011-12-25
Solo Cup CO
filed 2012-03-23
CIK 1294608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
 __________________________________________

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 25, 2011

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
Large accelerated filer  ☐    Accelerated filer   ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares outstanding of the Registrant’s common stock as of March 23, 2012:
Common Stock, $0.01 par value – 100 shares

i

PART I—FINANCIAL INFORMATION

Item 1.	Business.

In this annual report, the terms “we,” “us” and “our” refer to Solo Cup Company, a Delaware corporation, and its direct and indirect subsidiaries.
Overview
We are a leading producer and marketer of single-use products used to serve food and beverages in the home, quick-service restaurants and other foodservice settings. We distribute our products globally and have served our industry for 75 years. We manufacture and supply a broad portfolio of single-use products, including cups, lids, take-out and other food containers, plates, bowls, portion cups, cutlery and straws. Our products are available in plastic, paper, foam, post-consumer recycled content and annually renewable materials. We are one of the leading suppliers of branded single-use products in the United States, marketing our products primarily under the Solo®, Jack Frost®, Trophy®, Bare® by Solo® and Creative Carryouts® brands. We also provide a line of products to select customers under private label brands. We are recognized for our customer service, and our products are known for their quality, reliability and consistency.
We currently operate 13 manufacturing facilities and 13 distribution centers, some of which are combined with a manufacturing facility at a single location, in the United States, Canada, Mexico, Panama and the United Kingdom.
We generated approximately $1.6 billion of net sales for the fiscal year ended December 25, 2011. Financial information about our two business segments - North America and Europe - is disclosed in Note 20 to our consolidated financial statements included in Item 8 of this annual report.
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
Solo Illinois was established in 1936. Sweetheart Cup Company's operating history dated back to the founding of a predecessor company in 1911. In September 2005, Sweetheart Cup Company changed its name to Solo Cup Operating Corporation, and in October 2005, Solo Illinois merged with and into Solo Cup Operating Corporation, with Solo Cup Operating Corporation as the surviving entity. As a result of these transactions, Solo Delaware is a holding company, the material assets of which are 100% of the capital stock of SF Holdings. SF Holdings owns 100% of the capital stock of Solo Cup Operating Corporation.
Solo Delaware is a wholly owned subsidiary of Solo Cup Investment Corporation, a Delaware corporation. SCC Holding Company LLC, a Delaware limited liability company, owns 67.26%, Vestar Capital Partners IV, L.P. and certain of its affiliates own 32.71%, and management of Solo Delaware owns the remaining 0.03%, of Solo Cup Investment Corporation as of March 1, 2012.

SCC Holding Company LLC
Management of Solo Delaware
Vestar Capital Partners IV, L.P. and affiliates
67.26%
0.03%
32.71%
Solo Cup Investment Corporation
Solo Cup Company
("Solo Delaware")
(Registrant)
SF Holdings Group, Inc.
Solo Cup Operating Corporation
Other Subsidiaries

Our fiscal year is the 52- or 53-week period ending on the last Sunday in December. Our fiscal quarters for 2011 were the thirteen weeks ended March 27, June 26, September 25 and December 25, 2011.

Products
We produce a broad range of plastic, paper and foam single-use products used to serve food and beverages. Our plastic products include a wide range of cups, lids, take-out and other food containers, plates, bowls, cutlery and portion cups. Our paper products include cups, plates, bowls, portion cups and food containers. Our foam products include cups, plates and bowls. Our plastic, paper and foam products are offered in a variety of sizes, designs and colors, and at a range of price points. We also offer an Eco-forward® product line called Bare by Solo, which includes products made with recycled plastic or paper, compostable products made with wax, plant-based polylactic acid (PLA) or sugarcane, and products made with other renewable resources.
Customers
We serve two primary customer groups: (1) foodservice distributors and operators, referred to collectively in this annual report as foodservice customers; and (2) retailers of consumer products, referred to in this annual report as consumer customers.

Foodservice
Approximately 79% of our net sales for fiscal year 2011 were to foodservice customers, including:

•
foodservice distributors, including broadline distributors, such as Sysco Corporation, US Foods, Gordon Food Service and Foodservices of America Inc., and specialty distributors, such as Bunzl plc, Network Services Company and UniPro Foodservice, Inc.; and

•	foodservice operators, such as Starbucks Corporation, Dunkin' Donuts, Burger King Corporation, Panera Bread Company, ARAMARK Corporation and Sodexo.

We believe we have strong relationships with our foodservice customers due to our broad array of product offerings, longstanding leadership in the industry and demonstrated capability in product quality, innovation, graphics and customer service.
We sell our products to foodservice customers through our regionally organized, in-house direct sales force, national account direct sales force and, to a lesser extent, select broker networks. We also maintain direct selling relationships with several of our major national accounts for which we provide direct customer service and tailored products for specific customer requirements. Our distributor-customers' stocking decisions are based on demand from foodservice operators. Consequently, our direct and national account sales force maintains a service-oriented supplier relationship with distributors and drives end-market demand from foodservice operators by offering a breadth of high-quality products. Our sales force also works closely with distributors and their customers to develop unique product offerings and promotional programs.
Consumer
Sales to consumer customers accounted for approximately 21% of our net sales for fiscal year 2011 and are made through various outlets, including:

•	grocery stores, such as Publix Super Markets, Inc., The Kroger Co. and Albertson's, Inc.;

•	mass merchandisers, such as Target Corporation and Wal-Mart Stores, Inc.;

•	warehouse clubs, such as Costco Wholesale Corporation and BJ's Wholesale Club, Inc.;

•	value channel stores, such as Dollar General Corporation, Family Dollar Stores Inc., ALDI Inc. and Sav-A-Lot Foods Inc.; and

•	other retail outlets, such as drug and party stores.

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

Raw Materials
Our principal raw materials are (1) various types of resins for our plastic and foam products and (2) paperboard for our paper products. The resins that we use include polystyrene, polypropylene, and polyethylene terephthalate (PET). We purchase resins from large petrochemical and resin producers. Resin prices are influenced by input feedstock prices, such as crude oil, natural gas, benzene, ethylene, propylene and paraxylene, as well as availability of supply and changes in demand.
The principal raw material used in our paper operations is solid bleached sulfate paperboard. We purchase coated and uncoated paperboard from a variety of large and small manufacturers. Paper prices are driven by global supply and demand as well as input costs for energy, fiber, chemicals, polyethylene and transportation.
We believe we have good relationships with our major raw material suppliers. For 2011, our overall supply of raw materials was adequate, and for 2012, we believe it will remain adequate.
Our raw material costs make up a significant portion of our cost of goods sold. Although we generally enter into one- to three-year supply contracts with a number of our raw material suppliers, we continue to have exposure to changes in raw material prices. Historically, we have not hedged our exposure to fluctuations in raw material prices.
Manufacturing
Our manufacturing strategy is to reduce costs through continuous process improvements and innovation, while meeting our customers' needs and maintaining our standard for quality. We employ various technologies and strategies to supply our wide product line, including working with third parties to supply manufacturing capability in instances where expertise or economies of scale are not available in-house. We manufacture and supply a variety of products in plastic, paper and foam. Our flexibility and proficiency in these technologies enable us to respond quickly to customer needs.
We use the following primary processes to manufacture our products:

•
Plastic cups, lids, plates and bowls, and foam plates. We use plastic extrusion to convert plastic resin from pellets to a flat extruded sheet. Using a thermoforming process, we convert the extruded sheet into the final product. We add graphics based on customer specifications and package our products in various quantities depending on customer requirements. We have the capability to utilize a variety of resins, including polystyrene, polypropylene, and PET.

•
Paper cups, plates and food containers, and foam cups. We print graphics on paperboard according to customer requirements and feed the paperboard through machines that cut, form or fold the material into the final product. We produce our thin-wall foam cups using a process similar to the one we employ for paper cups.

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
Research and Development
Our research and development strategy has three goals: (1) create innovative, value-added products and packaging that target both new and existing customers; (2) differentiate our products in the marketplace; and (3) explore new products, processes and market opportunities that will enhance our overall market position. We continue to develop, test and sample new, alternative and recycled raw materials for use in our products, including those derived from renewable resources. In 2011, we continued our investment in manufacturing lines for our core product categories, as well as in support of new products developed in conjunction with our customers.
International
Our international operations consist of operating subsidiaries in Canada, Mexico, Panama and the United Kingdom, as well as international export sales originating in the United States and at our international subsidiaries. Approximately 21% of our net sales for fiscal year 2011 were generated outside of the United States. International operations are subject to additional risks inherent in conducting business outside the United States, such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization and other restrictive governmental actions, and, in some countries, volatile economic, social and political conditions.
Employees
As of December 25, 2011, we had approximately 6,400 employees worldwide, including approximately 5,100 in the United States. Approximately 5,100, or 80%, of our total employees worldwide were hourly employees, and approximately 900, or 18%, of those hourly employees were covered by collective bargaining agreements. We currently have collective bargaining agreements in effect at our facilities in Augusta, Georgia; Cuautitlan, Mexico; Juan Diaz, Panama; and Scarborough, Ontario, Canada. These agreements cover all hourly-paid production, maintenance and distribution employees at each of those facilities and contain standard provisions relating to, among other things, management rights, grievance procedures, strikes and lockouts, seniority and union rights. The current expiration dates of the Augusta, Cuautitlan, Juan Diaz and Scarborough agreements are March 31, 2012, December 31, 2012, June 30, 2013 and May 31, 2015, respectively. The Company and the union are renegotiating the terms of the collective bargaining agreement with respect to our facility in Augusta, Georgia. Other than the agreements described above, no employees currently are covered by collective bargaining agreements. We believe that we have good relationships with our employees.
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
Available Information
Our Internet website is www.solocup.com. We are an electronic filer and make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to our reports filed or furnished pursuant to Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission, or SEC. You may read and copy any materials we file with or furnish to the SEC at its Public Reference Room at 100 F Street, NE., Washington, DC 20549. Information relating to the operation of the SEC's Public Reference Room may be obtained by calling 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains our annual, quarterly and current reports, and other information that we electronically file with or furnish to the SEC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K, including without limitation the statements found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below, contain forward-looking statements. The words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “predict,” “potential,” “project,” “could,” “will,” “should,” “may,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All statements in this report other than statements of historical fact, including statements regarding our business strategy, future operations, financial position, prospects, plans and objectives, as well as information concerning industry trends and expected actions of third parties, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such statements reflect our current assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside our control and could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed in “Risk Factors” in Item 1A below. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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
Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions. The sales of our products are primarily dependent on the discretionary income of consumers. If global economic conditions continue to adversely affect employment rates and consumer discretionary spending, our sales could decline or become increasingly concentrated in lower-margin products, and our business, financial condition, results of operations or cash flows could be materially adversely affected.
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
A material decline in our cash flows also could cause us to fail to pay interest or principal when due under our asset-based revolving or Canadian credit facility, the indenture for our senior secured or senior subordinated notes or under our other financing arrangements. A payment default or a default under any of the other covenants in our debt agreements or other financing arrangements could restrict or terminate our access to borrowings and materially impair our ability to meet our obligations as they come due. If we do not comply with our payment or other covenants under our debt agreements or other financing arrangements and we do not obtain a waiver or amendment that otherwise addresses that non-compliance, the lenders who participate in our asset-based revolving and Canadian credit facilities may accelerate payment of all amounts outstanding under the credit facilities, which amounts would immediately become due and payable, together with accrued interest. Such an acceleration would cause a default under the indentures governing our senior secured and senior subordinated notes, under our lease agreement with iStar SCC Financial Distribution Centers LLC covering six of our facilities and under other arrangements that provide us with access to funding. An inability to generate sufficient cash flow to service our debt and meet our other needs, or a default of any of the covenants under our debt agreements, may require us to reduce expenditures that we deem necessary to our business, refinance all or a portion of our debt or obtain additional financing. Our ability to refinance our existing debt or obtain additional financing is subject to a number of factors, including our financial performance and prevailing economic, financial and industry conditions, many of which are out of our control. We cannot assure you that any refinancing would be possible or that any additional financing could be obtained on acceptable terms or at all. An inability to refinance existing debt or obtain additional financing could have a material adverse effect on our business, financial condition, results of operations and cash flows, and on our ability to meet our obligations under our credit facilities, indentures and other financing arrangements as they become due. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of this annual report.
Our significant level of debt could limit cash flows available for our operations, adversely affect our financial health and prevent us from fulfilling our obligations under our credit facilities, indentures and other debt agreements.
As of December 25, 2011, we had total debt of $662.5 million, which included $325.0 million of our 8.5% senior subordinated notes, $296.9 million of our 10.5% senior secured notes (reflecting $300.0 million in aggregate principal amount less $3.1 million of unamortized original issue discount), $36.5 million of borrowings under our asset-based revolving credit facility and $4.1 million of capital lease obligations.
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
We may incur significant additional debt in the future. Although the indentures governing our senior secured and senior subordinated notes and the terms of our asset-based revolving and Canadian credit facilities contain restrictions on our incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions. As of December 25, 2011, we had available capacity, subject to borrowing base limitations and other specified terms and conditions, of $150.7 million under our asset-based revolving credit facility and $16.7 million under our Canadian credit facility, in each case after taking into account outstanding letters of credit. If we incur additional debt, the risks described above under “Our significant level of debt could limit cash flows available for our operations, adversely affect our financial health and prevent us from fulfilling our obligations under our credit facilities, indentures and other debt agreements” would intensify.

Covenant restrictions under our debt agreements may limit our ability to operate our business.
The indentures governing our senior secured and senior subordinated notes, the agreements governing our asset-based revolving and Canadian credit facilities and the agreements governing our other financing arrangements contain covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities, which restrictions include, among other things, limitations on our ability to:
•incur additional debt or issue preferred and other specified classes of stock;
•create liens;
•pay dividends, make investments or make other restricted payments;
•sell assets;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•enter into transactions with affiliates; and
•designate subsidiaries as unrestricted under specified agreements governing our indebtedness.
In addition, if available capacity under our asset-based revolving credit facility falls below a specified level (the greater of (a) $15,000,000 or (b) 15% of the lesser of our borrowing base or the aggregate amount of commitments under the facility), we will be required to maintain a Fixed Charge Coverage Ratio (as defined in the facility) of 1.1 to 1 for a trailing twelve-month period.
A breach of any of these covenants would result in a default under the loan agreements governing our asset-based revolving and Canadian credit facilities and under the indentures governing our senior secured and senior subordinated notes. If an event of default under the loan agreement governing our asset-based revolving or Canadian credit facility, the indenture governing our senior secured or senior subordinated notes or our other financing arrangements were to occur, all amounts outstanding under those agreements and other arrangements could be declared immediately due and payable, together with accrued interest. If all or a portion of our debt were accelerated, we cannot assure you that we would have access to sufficient funds or other assets to pay amounts due.
Failure to maintain our credit ratings could limit our access to the capital markets, adversely affect the cost and terms upon which we are able to obtain additional financing and negatively impact our business.
Although we believe existing cash, funds generated by operations and amounts available under our asset-based revolving and Canadian credit facilities will provide adequate resources to fund our ongoing operating requirements, we may be required to seek additional financing to compete effectively. Any downgrade to our credit ratings could, among other things, limit our access to the capital markets and adversely affect the cost and terms upon which we are able to obtain additional financing, including any financing from our suppliers, which could negatively affect our business. Our credit ratings have fluctuated in the past as a result of a number of factors, including company performance and outlook, and conditions in our industry, the general economy and financial markets. We cannot assure you that we will be able to maintain our existing credit ratings.
We could be adversely affected by raw material availability and pricing or a shortage of supply due to supplier financial difficulties, natural disasters or other causes.
Our principal raw materials include polystyrene, polypropylene, PET and coated and uncoated paperboard. There are currently a limited number of polystyrene suppliers, and periods of short supply may occur if one or more suppliers' operations are materially affected by financial difficulties, natural disasters or other factors. To the extent that our supply of raw materials becomes restricted and we cannot locate or substitute adequate alternative sources, our business, financial condition, results of operations and cash flows may be materially adversely affected.
In addition, prices for our raw materials fluctuate. In recent years, including 2011, our industry has experienced volatility in raw material and energy pricing. When raw material prices decline, we face increased pressure from our customers to reduce our selling prices for products containing that raw material. When raw material prices increase, our selling prices have historically also increased, although often with a time lag. A number of factors affect the impact that raw material price changes have on us, including the underlying cause of price changes (e.g., natural disasters, weather conditions or general economic conditions), the level of our inventories at the time of price changes, the specific timing and frequency of price changes and the lead and lag time that generally accompany the implementation of both raw material price changes and subsequent selling price changes. If raw material prices increase and we are unable to pass the price increases on to our customers or there is a significant time lag in any selling price increases that we are able to implement, our profitability may be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have not historically employed hedging strategies to limit our exposure to fluctuations in raw material prices on any meaningful level.

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
Our international operations consist of operating subsidiaries in four countries, as well as international export sales originating in the United States and at our international facilities. The international scope of our operations may lead to volatile financial results and difficulties in managing our business. We generated approximately 21% of our net sales outside the United States during fiscal year 2011. International sales and operations are subject to a number of risks, including the following:

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
Our exposure to risks associated with currency exchange rate fluctuations results primarily from translation exposure associated with the preparation of our consolidated financial statements, as well as from transaction exposure associated with generating revenues and incurring expenses in different currencies. While our consolidated financial statements are reported in U.S. dollars, the financial statements of our foreign subsidiaries are measured using the local currency as the functional currency and translated into U.S. dollars by applying an appropriate exchange rate. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the local currencies in which our foreign subsidiaries report could cause significant fluctuations in our consolidated results. We record sales and expenses in a variety of currencies. While our expenses with respect to foreign operations are generally denominated in the same currency as the corresponding sales, we have transaction exposure to the extent our receipts and expenditures are not offsetting in any currency. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. In addition, we may lose customers if exchange rate fluctuations, currency devaluation or economic crises increase the local currency price of our products or reduce our customers' ability to purchase our products. If we are unable to manage the operational challenges associated with our international activities, our business, financial condition, results of operations or cash flows could be materially adversely affected.
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
All of our outstanding capital stock is owned by our parent company, Solo Cup Investment Corporation. Holders of SCC Holding's voting interests control 100% of the outstanding common stock of Solo Cup Investment Corporation, and affiliates of Vestar hold 99.9% of Solo Cup Investment Corporation's outstanding convertible participating preferred stock, or SCIC preferred stock, with the remaining balance of the SCIC preferred stock held by members of our management.
The SCIC preferred stock is currently convertible at any time, at the option of the holders, into 32.71% of the common stock of Solo Cup Investment Corporation. The SCIC preferred stock is entitled to vote on all matters, voting together with the holders of common stock as a single class. In December 2006, Vestar, in its capacity as the significant shareholder of SCIC preferred stock, became entitled to appoint a majority of the director positions of Solo Delaware and Solo Cup Investment Corporation pursuant to a stockholders' agreement dated as of February 27, 2004, as amended, among Vestar, Solo Cup Investment Corporation, SCC Holding, Solo Delaware and various other parties. If Vestar receives a bona fide offer from a third party to purchase (whether by stock purchase, merger or otherwise) at least 80% of Solo Delaware's common stock, SCC Holding has agreed at Vestar's request to vote in favor of such offer.

The interests of SCC Holding and the holders of SCIC preferred stock, including Vestar, could conflict with the interests of holders of our senior secured and senior subordinated notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of these indirect equity holders might conflict with the interests of a holder of our notes. Solo Cup Investment Corporation's stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though the transactions might involve risks to a holder of our senior secured or senior subordinated notes. In addition, SCC Holding and Vestar, or any of their affiliates, may in the future own businesses that directly compete with our business. While we are subject to specified provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, these provisions do not require us to have independent directors.
The loss of one or more of our principal customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We have a number of large customers that account for a significant portion of our net sales. For fiscal year 2011, our five largest customers represented approximately 30% of our net sales, with no one customer accounting for more than 9.5% of our net sales. The loss of one or more of our large customers could have a material adverse effect on our business, financial condition, results of operations or cash flows. In line with industry practice, we generally do not enter into long-term sales agreements with customers.
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

Financial market conditions may negatively impact the return on plan assets for our pension plans, require additional funding and negatively impact our cash flows.
Certain U.S., Canadian and European hourly and salaried employees are covered by our defined benefit pension plans. Between December 31, 1987 and March 31, 2001, the majority of the U.S. plans were frozen to new participants. Our pension expense and required contributions to our pension plan are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations. Due to the significant financial market downturn that started in 2008 and continued into 2009, the funded status of our pension plans has declined and actual asset returns were below the assumed rate of return used to determine pension expense. Our pension plans were underfunded by approximately $40.2 million and $31.3 million as of December 25, 2011 and December 26, 2010. If plan assets continue to perform below expectations, future pension expense and funding obligations will increase, which could have a negative impact on our cash flows from operations, decrease borrowing capacity and increase interest expense. Moreover, under the Pension Protection Act of 2006, it is possible that continued losses to asset values may necessitate accelerated funding of U.S. pension plans in the future to meet minimum federal government requirements.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.

We own, lease and operate manufacturing and distribution facilities in North America, Panama and the United Kingdom. The table below provides summary information regarding the material manufacturing, distribution and office properties that we currently utilize. We believe these properties are being used, and are adequate, for their intended purposes and are well-maintained. A number of our owned properties are mortgaged as collateral under the indenture governing our senior secured notes and under our asset-based revolving credit facility. The table below does not include our owned manufacturing and office facilities in Highland Park, Illinois or our leased manufacturing facility in North Andover, Massachusetts. We closed the Highland Park facility in 2009 and currently are seeking a buyer for the facility. We closed the North Andover facility in 2011 and currently are seeking a subtenant for the facility. The table also excludes a leased distribution facility in Ontario, California and leased office space in Alpharetta, Georgia. We currently sublease our entire space in each of these facilities and accordingly do not utilize the facilities in our operations.

Facilities
Location		Function	Owned/ Leased	Size (Approximate Square Footage)
California	Rialto	Distribution	Leased	882,230
Georgia	Augusta	Manufacturing	Leased	364,000
	Conyers	Manufacturing	Leased	367,000
	Social Circle	Distribution	Leased	1,225,716
	Thomaston	Manufacturing	Owned	171,232
		Distribution	Leased	166,000
Idaho	Twin Falls	Manufacturing	Owned	130,000
Illinois	Chicago	Manufacturing	Leased	820,000
	Lake Forest	Executive Office	Leased	133,218
	University Park	Distribution	Leased	1,552,475
	Urbana	Manufacturing	Leased	269,000
Maryland	Federalsburg	Manufacturing	Leased	405,000
	Hampstead	Distribution	Leased	1,034,000
Oklahoma	Ada	Manufacturing	Owned	267,000
Texas	Dallas	Manufacturing/Distribution	Leased	1,220,000
	Grand Prairie	Distribution	Leased	603,354
Washington	Sumner	Distribution	Leased	201,966
Non-US	Mississauga, Ontario, Canada	Distribution/Office	Leased	262,087
	Toronto, Ontario, Canada	Manufacturing/Distribution	Owned	485,825
	Cuautitlan, Mexico (4 facilities)	Manufacturing/Distribution	1 Owned/ 3 Leased	98,425
	Panama (2 facilities)	Manufacturing/Distribution	1 Owned/ 1 Leased	359,773
	United Kingdom (5 facilities)	Manufacturing/Distribution	Leased (1)	287,000

(1) At one of these facilities we own a building on leased land.

Item 3.	Legal Proceedings.

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

Item 4.	Removed and Reserved.

PART II—OTHER INFORMATION

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for Solo Delaware's common stock. Solo Cup Investment Corporation is the owner of record of all of the common stock of Solo Delaware. We do not have any equity compensation plans under which Solo Delaware securities may be issued.
Since our formation in January 2004, we have not paid dividends on Solo Delaware's common stock and we do not anticipate paying cash dividends in the foreseeable future. In addition, our bank credit facilities and the indentures governing our senior secured and senior subordinated notes restrict our ability to pay dividends on Solo Delaware's common stock.

Item 6.	Selected Financial Data.

The following table sets forth our selected historical consolidated financial data. You should read the information in this table in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this annual report and our consolidated financial statements and related notes included in Item 8 of this annual report.

(In millions)	For the year ended
Statement of Operations Data:	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008	December 30, 2007
Net sales	$1,636.3	$1,582.9	$1,502.6	$1,847.0	$2,110.1
Cost of goods sold	1,505.9	1,439.3	1,296.2	1,599.2	1,859.7
Gross profit	130.4	143.6	206.4	247.8	250.4
Selling, general and administrative expenses	135.2	150.4	150.1	159.0	203.6
Loss (gain) on asset disposals	0.9	3.9	9.0	22.6	(8.5)
Impairment of goodwill	—	—	17.2	—	—
Asset impairment	13.1	20.5	—	0.6	—
Operating (loss) income	(18.8)	(31.2)	30.1	65.6	55.3
Interest expense, net	70.6	70.6	63.1	61.6	79.8
Prepayment penalty	—	—	—	—	1.3
Loss on debt extinguishment	—	—	2.5	—	4.0
Reclassification of unrealized loss on cash flow hedges to interest expense	—	—	9.1	—	—
Foreign currency exchange loss (gain), net	1.8	2.2	(2.6)	14.1	(4.1)
Gain from bargain purchase	—	(1.7)	—	—	—
Other income, net	—	—	—	—	(0.2)
Loss from continuing operations before income taxes	(91.2)	(102.3)	(42.0)	(10.1)	(25.5)
Income tax provision (benefit)	2.3	1.9	(6.3)	2.1	(19.5)
Loss from continuing operations	(93.5)	(104.2)	(35.7)	(12.2)	(6.0)
Loss from discontinued operations, net of income tax provision	—	—	—	(0.7)	(0.1)
Gain on sale of discontinued operations, net of income tax provision	—	—	—	0.8	77.2
Net (loss) income	$(93.5)	$(104.2)	$(35.7)	$(12.1)	$71.1
Balance Sheet Data (1):
Cash and cash equivalents	$19.3	$21.5	$30.0	$57.5	$33.6
Total assets	779.1	864.7	987.4	1,073.8	1,203.2
Total debt, including current maturities	662.5	637.7	636.1	718.2	759.0
Total shareholder's (deficit) equity	(194.7)	(87.5)	18.2	31.3	88.5
Other Financial Data (2) :
Net cash (used in) provided by operating activities	$(21.1)	$43.7	$137.9	$131.9	$95.6
Net cash (used in) provided by investing activities	(3.3)	(48.4)	(65.6)	(68.4)	305.6
Net cash provided by (used in) financing activities	23.5	(3.9)	(101.1)	(40.3)	(394.9)
Capital expenditures	28.3	42.2	71.8	79.7	49.0

(1) Balance Sheet Data is as of the last day of the relevant fiscal year.
(2) Other Financial Data for our 2007 fiscal year includes our continuing and discontinued operations.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary
We are a leading producer and marketer of single-use products used to serve food and beverages in the home, quick-service restaurants, and other foodservice settings. We manufacture and supply a broad portfolio of single-use products, including cups, lids, take-out and other food containers, plates, bowls, portion cups, cutlery and straws, with products available in plastic, paper, foam, post-consumer recycled content and annually renewable materials. We serve two primary customer groups, foodservice and consumer. Sales to foodservice customers, including foodservice and specialty distributors, and foodservice operators, accounted for approximately 79% of our net sales in 2011. Sales to consumer customers, retailers that sell convenience tableware to consumers, such as grocery stores, mass merchandisers, warehouse clubs, value channel stores and other retail outlets, accounted for the remaining 21%.
Manufacturing Footprint Optimization
During 2011, as we completed the execution of our plan to further optimize our manufacturing footprint, we closed our manufacturing facilities in Owings Mills, Maryland; North Andover, Massachusetts; and Springfield, Missouri. Over the life of the plan, we incurred costs of approximately $132 million. Of these costs, approximately $35 million were cash expenditures, including severance payments and equipment relocation and related costs. The other costs consist of a pension plan curtailment loss, a charge attributable to lease payments that we remain obligated to make in periods after we ceased use of the related facility, a lease termination charge, asset impairment charges related to these three plant closures, and accelerated depreciation for certain property, plant and equipment that would not be used after the facilities were closed, as follows (in millions):

	Year ended	Year ended	Total costs
	December 26, 2010	December 25, 2011	incurred (expense)
Severance	$7	$—	$7
Equipment relocation and related costs	5	23	28
Pension plan curtailment loss	2	—	2
Lease charges	—	8	8
Asset impairment (1)	17	12	29
Accelerated depreciation	40	18	58
Total costs	$71	$61	$132
(1) The asset impairment charges in 2010 related to equipment that we no longer expected to utilize in our operations and a charge to adjust the carrying value of our Springfield property to fair value less costs to sell. The asset impairment charges in 2011 related primarily to a charge to adjust the carrying value of our Owings Mills property to fair value less costs to sell.
Excluding the asset impairment charges, all of the amounts included in the above table are reflected in cost of goods sold. Plant closure and consolidation costs included in cost of goods sold decreased by $5 million to $49 million in 2011 compared to $54 million in 2010. Excluding these costs in both years, gross profit as a percentage of net sales was 10.9% for 2011 compared to 12.5% for 2010. The decline in gross profit was primarily driven by the economic and industry conditions that our company has faced in recent years, as described below.
Economic and industry conditions
Our results of operations were significantly affected directly and indirectly by economic and industry conditions. The economic downturn has reduced the discretionary income of consumers and negatively affected demand for single-use products used to serve food and beverages. We believe this decline was driven by a variety of external factors such as consumers eating out less frequently and higher unemployment rates, which contracted the market for our foodservice operators. Lower consumer discretionary spending translated into a smaller consumer market, as did a shift from national brands to private label products, which are traditionally offered at lower prices. All of these factors have resulted in increased competition and pressure on the price at which our products may be offered. Concurrently, raw material, particularly resins utilized to manufacture plastic products and paperboard has risen. Resin prices are influenced by other input prices such as crude oil, natural gas, benzene, ethylene, propylene and paraxylene, as well as availability of supply and changes in demand. Paper prices are driven by global supply and demand as well as input costs for energy, fiber, chemicals, polyethylene and transportation.
As a result of these economic and industry conditions, we experienced a decline in sales volume in 2011 compared to 2010 which had a significant impact on gross profit. Partially offsetting the gross profit impact of lower sales volume was an increase in average realized sales price driven by both pricing increases and a favorable shift in product mix.

Results of Operations for Fiscal Years 2011, 2010 and 2009

				2011 vs. 2010		2010 vs. 2009
	Fiscal Year**			Favorable / (Unfavorable)
($ in millions)	2011	2010	2009	$	%	$	%
Net sales	$1,636.3	$1,582.9	$1,502.6	$53.4	3.4	$80.3	5.3
Cost of goods sold	1,505.9	1,439.3	1,296.2	(66.6)	(4.6)	(143.1)	(11.0)
Gross profit	130.4	143.6	206.4	(13.2)	(9.2)	(62.8)	(30.4)
Selling, general and administrative expenses	135.2	150.4	150.1	15.2	10.1	(0.3)	—
Loss on asset disposals	0.9	3.9	9.0	3.0	76.9	5.1	56.7
Impairment of goodwill	—	—	17.2	—	—	17.2	100.0
Asset impairment	13.1	20.5	—	7.4	36.1	(20.5)	*
Operating (loss) income	(18.8)	(31.2)	30.1	12.4	39.7	(61.3)	(203.7)
Interest expense, net	70.6	70.6	63.1	—	—	(7.5)	(11.9)
Loss on debt extinguishment	—	—	2.5	—	—	2.5	100.0
Reclassification of unrealized loss on cash flow hedges to interest expense	—	—	9.1	—	—	9.1	100.0
Foreign currency exchange loss (gain), net	1.8	2.2	(2.6)	0.4	18.2	(4.8)	*
Gain from bargain purchase	—	(1.7)	—	(1.7)	(100.0)	1.7	*
Loss before income taxes	(91.2)	(102.3)	(42.0)	11.1	10.9	(60.3)	(143.5)
Income tax provision (benefit)	2.3	1.9	(6.3)	(0.4)	(21.1)	(8.2)	*
Net loss	$(93.5)	$(104.2)	$(35.7)	$10.7	10.3	$(68.5)	(191.9)
*     Not meaningful

**
Our fiscal year is the 52- or 53-week period ending on the last Sunday in December. Fiscal year 2011 ended on December 25, 2011, fiscal year 2010 ended on December 26, 2010, and fiscal year 2009 ended on December 27, 2009. Each was a 52-week period.

Fiscal Year 2011 Compared to Fiscal Year 2010

($ in millions)	For the year ended		Favorable (Unfavorable)
Reportable segment:	December 25, 2011	December 26, 2010	$	%
North America	$1,530.5	$1,481.6	$48.9	3.3
Europe	120.5	109.7	10.8	9.8
Other	15.1	12.9	2.2	17.1
Inter-segment eliminations	(29.8)	(21.3)	(8.5)	(39.9)
Consolidated net sales	$1,636.3	$1,582.9	$53.4	3.4
Consolidated net sales increased by $53.4 million, or 3.4%, for the year ended December 25, 2011 from the comparable prior-year period. The increase resulted from a 8.6% increase in average realized sales price and a 0.7% increase in net sales attributable to foreign currency fluctuations, partially offset by a 5.9% decline in sales volume driven by our North American segment.
North America - Net sales for our North American segment increased by $48.9 million, or 3.3%, for the year ended December 25, 2011 from the comparable prior-year period. The increase in net sales excluding intersegment sales was 2.8% and resulted from a 8.9% increase in average realized sales price and a 0.5% increase in net sales attributable to foreign currency fluctuations, offset by a 6.6% decline in sales volume. The increase in average realized sales price reflects the price increases we implemented in the second half of 2010 and, to a lesser extent, the first half of 2011, in response to higher raw material costs, and the favorable impact of a shift in product mix. The decline in sales volume was primarily due to the economic and industry conditions described under Executive Summary above, and, to a lesser extent, our strategic decision to eliminate certain unprofitable business.

Europe - Net sales for our European segment increased by $10.8 million, or 9.8%, for the year ended December 25, 2011 from the comparable prior-year period. The increase in net sales resulted from a 4.2% increase attributable to foreign currency fluctuations, a 3.2% increase in average realized sales price, and a 2.4% increase in sales volume. Inter-segment eliminations primarily consist of intercompany sales from North America to Europe which increased from the prior period due to higher sales volume driven by increased demand.

Gross profit
For the year ended December 25, 2011, consolidated gross profit decreased by $13.2 million, or 9.2%, from the comparable prior-year period. Consolidated gross margin, or gross profit as a percentage of net sales, was 8.0% for fiscal year 2011 versus 9.1% for fiscal year 2010. Excluding plant consolidation costs, consolidated gross margin for fiscal year 2011 was 10.9% compared to 12.5% for fiscal year 2010, primarily due to the impact of lower sales volumes and lower production volumes on fixed cost absorption for our North America segment, all as described below.
North America - The decrease in gross profit for our North American segment of approximately $19 million includes (1) a decrease in gross profit of approximately $26 million resulting from lower sales volumes in North America, (2) an increase in logistics costs of approximately $8 million, primarily due to increases in diesel fuel prices, (3) an approximate $7 million decline in fixed cost absorption due to lower production volumes in the current-year period and (4) a decrease in gross profit of approximately $6 million representing the net impact of incremental manufacturing costs driven primarily by the accelerated timing of the plant closures, partially offset by the benefits of fewer manufacturing facilities.
These decreases in gross profit were partially offset by a benefit of approximately $16 million due to a more favorable product mix, an increase of approximately $7 million in the difference between sales prices and raw material costs for our U.S. operations in 2011 compared to 2010, and a $5 million decrease in plant consolidation costs compared to the prior-year period.
Plant consolidation costs included in cost of goods sold during 2011 were approximately $49 million and comprised (1) accelerated depreciation of approximately $18 million, (2) costs related to the transfer of equipment from closing manufacturing facilities to receiving manufacturing facilities of approximately $23 million, including ramp-down costs at the closing facilities and start-up costs at the receiving facilities, and (3) a charge of approximately $7 million attributable to lease payments for our North Andover facility we remain obligated to make in future periods and a lease termination charge of approximately $1 million.
Europe - The decline in North American gross profit was partially offset by an approximate $6 million increase in gross profit for our European segment. The increase was primarily driven by increased manufacturing efficiencies resulting from targeted cost improvements, higher sales volume and the impact of changes in foreign currency exchange rates.
Operating income (loss)

($ in millions)	For the year ended		Favorable (Unfavorable)
Reportable segment:	December 25, 2011	December 26, 2010	$	%
North America	$(22.3)	$(29.4)	$7.1	24.1
Europe	2.3	(3.0)	5.3	176.7
Other	1.4	1.1	0.3	27.3
Inter-segment eliminations	(0.2)	0.1	(0.3)	*
Consolidated operating loss	$(18.8)	$(31.2)	$12.4	39.7
*    Not meaningful
North America - Operating loss for our North American segment decreased by $7.1 million, or 24.1%, for the year ended December 25, 2011 from the comparable prior-year period. The improvement was driven primarily by lower selling, general and administrative expenses and less asset impairment partially offset by lower gross profit, as discussed above.
As a percentage of net sales, selling, general and administrative expenses improved to 8.2% for 2011 from 9.6% for 2010. The improvement resulted primarily from decreases in employee-related costs, advertising and related costs, and professional fees. Lower employee-related costs were driven by lower headcount as well as lower incentive-based compensation expense.
The improvement was also driven by lower asset impairment, which was $13.0 million in 2011 compared to $20.5 million in 2010. The current-period impairment primarily related to our Owings Mills, Maryland manufacturing facility, which we sold during our fourth fiscal quarter of 2011. The prior-period impairments related to equipment we no longer expected to utilize after the plant closures and our Springfield, Missouri manufacturing facility, which we sold during 2010.

Europe - Operating income for our European segment increased by $5.3 million due primarily to higher gross profit, as discussed above. Inter-segment eliminations consist of the change in the amount of intercompany profit in the other segment's inventory resulting from intercompany sales from North America to such segment.
Income tax provision
Our consolidated income tax provision was $2.3 million for fiscal year 2011 compared to an income tax provision of $1.9 million for fiscal year 2010. The 2011 income tax provision was attributable to the income tax expense from foreign jurisdictions with a minimal offsetting domestic income tax benefit.  The 2010 income tax provision primarily reflects income tax expense from foreign jurisdictions with a minimal offsetting domestic income tax benefit resulting from pension activity included in other comprehensive income. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

Fiscal Year 2010 Compared to Fiscal Year 2009
On March 31, 2010, we acquired InnoWare Plastic, a manufacturer of a comprehensive line of plastic take-out containers. The new product line, which we market under our Creative Carryouts® brand, further broadened our product offering. Operating results of the acquired business are included in our results from the March 31, 2010 acquisition date.
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
Foreign currency exchange loss (gain), net
We recognized a net foreign currency exchange loss of $2.2 million for fiscal year 2010 compared to a net gain of $2.6 million for fiscal year 2009. The fluctuation was primarily the exchange rate impact on our United Kingdom subsidiary's financial statements driven by their U.S. dollar intercompany payable, which resulted in a net loss in 2010 compared to a net gain in 2009. To a lesser extent, the net foreign currency exchange loss for 2010 reflects the net loss on our forward contracts that we use to hedge the net foreign currency exposure in each our foreign subsidiaries.
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

Liquidity and Capital Resources
Operating Cash Flows
We rely on cash flows from operations and borrowings under our asset-based revolving credit facilities to finance our working capital requirements. Net cash used in operating activities during 2011 was $21.1 million compared to net cash provided by operating activities of $43.7 million during 2010. The decreased cash flows from operations resulted primarily from a net cash inflow from inventories during 2010 compared to a net cash outflow for inventories during 2011. During 2011, working capital increased by $34.5 million, primarily reflecting the net increase in inventory levels during the year, and to a lesser extent, an increase in the cost of plastic resins and paper, our primary raw materials.
Investing Cash Flows
Net cash used in investing activities during 2011 was $3.3 million compared to $48.4 million during 2010. The reduction was mostly due to lower capital expenditures and higher proceeds from the sale of property, plant and equipment.
Capital expenditures during 2011 were $28.3 million compared to $65.8 million during 2010. Capital expenditures during 2010 included the cost of the acquisition of InnoWare Plastic ($23.7 million, net of cash acquired). We funded our capital expenditures in both years, including the acquisition in 2010, with cash flows from operations and borrowings under our U.S. asset-based revolving credit facility.
During 2011, proceeds from the sale of property, plant and equipment of $25.7 million consisted mainly of proceeds from the sale of our Owings Mills, Maryland manufacturing facility, an undeveloped property in Chicago, Illinois and our Belen, New Mexico manufacturing facility. Cash and cash equivalents as of December 25, 2011 includes approximately $6.7 million representing the net proceeds from the sale of the Owings Mills facility. The indentures governing our senior secured and senior subordinated notes generally require us to use these proceeds to purchase or improve assets useful in our business or to purchase a business that is related, complementary or ancillary to our existing business. During 2010, investing cash inflows of $7.7 million consisted mainly of proceeds from the sale of our Springfield, Missouri manufacturing facility during the fourth quarter. Cash and cash equivalents as of December 26, 2010 includes approximately $7.3 million representing the net proceeds from the sale. These proceeds had the same restriction and were fully utilized to fund capital expenditures by April 2011.
Financing Cash Flows
Net cash used in financing activities during 2011 was $23.5 million compared to net cash provided by financing activities of $3.9 million during 2010. The fluctuation was driven by net borrowings under revolving credit facilities of $23.9 million in 2011 compared to net repayments of $2.3 million in 2010. The increase in borrowings in 2011 was a result of lower cash flow generated from operations.
The following is a summary of long-term debt as of December 25, 2011 and December 26, 2010 (in thousands):

	December 25, 2011	December 26, 2010
Long-term debt:
10.5% Senior Secured Notes due November 2013	$300,000	$300,000
Unamortized discount	(3,066)	(4,464)
10.5% Senior Secured Notes due November 2013, net	296,934	295,536
8.5% Senior Subordinated Notes due February 2014	325,000	325,000
Asset-based Revolving Credit Facility, maturing July 2013	36,480	10,027
Canadian Revolving Credit Facility, maturing December 2013	—	2,669
Capital lease obligations	4,050	4,483
Total long-term debt	662,464	637,715
Less: Current maturities of long-term debt	452	430
Long-term debt, net of current maturities	$662,012	$637,285

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
Available Capacity
The following is a summary of our committed revolving credit facilities as of December 25, 2011 (in thousands):

	Commitment Amount	Amounts Outstanding	Letters of Credit (1)	Available Capacity
Asset-based revolving credit facility (2)	$200,000	$36,480	$12,867	$122,499
Canadian revolving credit facility (3)	16,662	—	—	13,080
	$216,662	$36,480	$12,867	$135,579

(1)	Availability under the credit facilities is reduced by letters of credit issued under the facilities.

(2)
The commitment amount for the asset-based revolving credit facility is $200.0 million; however, available capacity is $122.5 million due to the borrowing base limit of $171.8 million in effect as of December 25, 2011.

(3)
The commitment amount for the Canadian revolving credit facility is CA$17.0 million (approximately $16.7 million); however, available capacity is CA$13.3 million (approximately $13.1 million) due to the borrowing base limit in effect as of December 25, 2011.

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
Guarantees and security - The obligations of Solo Delaware and Solo Cup Operating Corporation under the senior secured notes are fully and unconditionally guaranteed, jointly and severally, by the existing guarantors under the indenture (SF Holdings Group, Inc., Solo Manufacturing LLC, P. R. Solo Cup, Inc., Solo Cup Owings Mills Holdings, Lily-Canada Holding Corporation, Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited and Solo Cup Finance Limited) and will be so guaranteed by any future domestic subsidiaries of Solo Delaware, subject to specified exceptions. The term “domestic subsidiaries,” as used in this description, includes, in addition to U.S. subsidiaries, non-U.S. subsidiaries (including the Company's current subsidiaries located in the United Kingdom) other than controlled foreign corporations (as such term is defined under the Internal Revenue Code of 1986, as amended) and subsidiaries of controlled foreign corporations. The senior secured notes and related guarantees are secured by a senior lien on substantially all of the assets (other than accounts receivable, specified payment intangibles, inventory, deposit accounts, commodity accounts, securities accounts, lock-boxes, instruments, chattel paper, cash and cash equivalents, general intangibles related to any of the foregoing, proceeds and products of the foregoing and specified assets related thereto, and specifically excluded assets) of the co-issuers and guarantors and by a junior lien on the accounts receivable and other assets identified above that are not subject to the senior lien.

Redemption options
We have the option to redeem all or a portion of the senior secured notes at a redemption price equal to a percentage of the principal amount thereof plus any accrued and unpaid interest, as follows:

Period	Redemption price
For the twelve-month period beginning May 1, 2011	105.25%
May 1, 2012 and thereafter	100%
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
These covenants are subject to a number of important limitations and exceptions. As of December 25, 2011, we were in compliance with the covenants included in this indenture.
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
Guarantors - Subject to specified exceptions, newly-created or acquired direct and indirect domestic subsidiaries of Solo Delaware will be required to become guarantors under the asset-based revolving credit facility. The term “domestic subsidiaries,” as used in this description, includes, in addition to U.S. subsidiaries, non-U.S. subsidiaries (including the Company's current subsidiaries located in the United Kingdom) other than controlled foreign corporations (as such term is defined under the Internal Revenue Code of 1986, as amended) and subsidiaries of controlled foreign corporations.

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

Interest - Interest accrues on outstanding borrowings under the asset-based revolving credit facility at a rate of either LIBOR (as defined in the asset-based revolving credit facility) plus a margin of 4% per annum, or a specified base rate plus a margin of 3% per annum, at our option. These interest rate margins were subject to adjustment after July 2, 2010 based on borrowing base availability. Letters of credit issued and outstanding under the asset-based revolving credit facility accrue fees at a per annum rate equal to the LIBOR interest rate margin described above plus a 0.125% per annum fronting fee to the issuing bank on the face amount thereof, in addition to the issuing bank's customary fees and charges in connection with the issuance, amendment, negotiation, payment, processing, transfer and administration of such letters of credit. An unused line fee of 0.75% per annum accrues on an amount equal to (1) the aggregate lending commitments under the asset-based revolving credit facility less (2) the average daily amount of the outstanding borrowings plus the face amount of any outstanding letters of credit under the asset-based revolving credit facility.
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
These covenants are subject to a number of important limitations and exceptions. As of December 25, 2011, we were in compliance with the covenants included in this agreement.
In addition, the asset-based revolving credit facility contains a springing covenant that is not currently applicable to us. In the event our available capacity under the facility drops below a specified threshold (the greater of (a) $15.0 million or (b) 15% of the lesser of our borrowing base or the aggregate amount of commitments under the facility), all cash receipts would be controlled by our lenders and used to pay down outstanding borrowings under the facility. In addition, we would be required to maintain a minimum Fixed Charge Coverage Ratio (as defined in the facility) of 1.1 to 1 for a trailing twelve-month period. The lenders would maintain control over our receipts and the minimum Fixed Charge Coverage Ratio requirement would remain in effect until such time that our available capacity rises to a level that equals or exceeds the above specified threshold for 45 consecutive days.

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
8.5% Senior Subordinated Notes
On February 27, 2004, we issued $325.0 million of 8.5% Senior Subordinated Notes due 2014, which we refer to as the senior subordinated notes. The senior subordinated notes mature on February 15, 2014 and bear interest at a rate of 8.5% per annum. Interest on the senior subordinated notes is payable semi-annually every February 15 and August 15. We have made all scheduled interest payments to date. Under the indenture governing the senior subordinated notes, subject to exceptions, we must meet a minimum fixed charge coverage ratio to incur additional debt. We have the option to redeem all or a portion of the senior subordinated notes at a redemption price equal to 100% of the principal amount thereof plus accrued interest.
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
These covenants are subject to a number of important limitations and exceptions. As of December 25, 2011, we were in compliance with the covenants included in this indenture.
From time to time, and in accordance with any applicable securities laws, Solo Delaware's principal shareholders or their affiliates may enter the market to purchase or sell senior subordinated notes or senior secured notes.

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
Solo Cup Canada's ability to borrow under the Canadian credit facility is limited to a borrowing base equal to 85% of eligible accounts receivable plus the lower of (1) 70% of eligible raw materials and finished goods inventory and (2) 85% of the net orderly liquidation value of eligible raw materials and finished goods inventory plus the lower of (a) 25% of eligible work-in-process inventory and (b) CA$1.0 million minus availability reserves, and is subject to other conditions, limitations and reserve requirements.

The obligations of Solo Cup Canada and any future subsidiary guarantor under the Canadian credit facility are secured by first priority liens on, subject to specified exclusions, the existing and after-acquired personal property of Solo Cup Canada and any future subsidiary guarantor.
Solo Cup Canada may borrow funds under the Canadian credit facility, at its option, in Canadian or U.S. dollars. Canadian dollar denominated loans bear interest, at Solo Cup Canada's option, at a variable rate equal to: (1) the Canadian Bankers Acceptance Rate (the “BA Rate”), plus 2.5% per annum; or (2) the Canadian Prime Rate (being the higher of the (a) Canadian Bank Prime Rate and (b) 1.35% over the 30-day BA Rate), plus 1.25% per annum. U.S. dollar denominated loans bear interest, at Solo Cup Canada's option, at a variable rate equal to: (1) the U.S. Base Rate, plus 0.75% per annum; or (b) LIBOR, plus 2.5% per annum. As of December 25, 2011, we had no borrowings outstanding under this facility, and we were in compliance with the covenants included in this facility

Contractual obligations
The following table summarizes our contractual obligations as of December 25, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Payments due in fiscal year
	Total	2012(2)	2013	2014	2015	2016	Thereafter
Long-term debt obligations	$661,480	$—	$336,480	$325,000	$—	$—	$—
Capital lease obligations(1)	5,762	765	769	696	476	476	2,580
Non-cancelable operating leases	513,108	47,595	45,891	44,316	39,119	37,197	298,990
Interest payments(3)	140,518	64,064	62,641	13,813	—	—	—
Total	$1,320,868	$112,424	$445,781	$383,825	$39,595	$37,673	$301,570
(1) We had capital lease obligations of approximately $4.1 million as of December 25, 2011. Amounts in the table above also include the interest obligation attributable to these leases.

(2)	We expect that our contributions in 2012 to our defined benefit plans will be approximately $9 million, which are not included in the contractual obligations table above.

(3)
In estimating future interest payments for 2012 and 2013, we used interest rates in effect as of December 25, 2011 and used our average outstanding borrowings under the asset-based revolving credit facility during 2011, taking into consideration the July 2013 maturity of such facility, to estimate future years' average outstanding borrowings.

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
In February 2011, we entered into an agreement to sell the property for $5.0 million in cash and received $1.0 million at that time towards the purchase price. Our obligation to sell the property was contingent upon the assumption by the buyer and our release from the government obligations described above, which totaled approximately $19.8 million as of June 26, 2011. These amounts were included in other current liabilities in our consolidated balance sheet as of that date.
We closed the sale of the undeveloped property in September 2011, during our third fiscal quarter, and received gross proceeds of $4 million, representing the remaining balance of the $5 million purchase price payable to us. In connection with the sale, the buyer assumed all of the government obligations described above and we were released from all but $3.3 million of those obligations. At closing, the buyer agreed to indemnify us fully from any and all liability relating to the $3.3 million of obligations from which we were not released.
As a result of the sale transaction, we reduced our other current liabilities by approximately $16.5 million to reflect the government obligations from which we were released. The government obligations of $3.3 million from which we were not released remain as other current liabilities in the accompanying balance sheet as of December 25, 2011, with a corresponding receivable of $3.3 million in other assets to reflect our right to receive indemnification from the buyer.

2012 Outlook
Management believes that cash generated by operations, existing cash and cash equivalents and amounts available under our credit facilities will be sufficient to meet our reasonably foreseeable liquidity needs, including operating needs, planned capital expenditures, payments in conjunction with our lease commitments and debt service requirements during 2012. We expect that our total 2012 capital investment will be in the range of $35 million to $40 million. In addition, we expect to contribute approximately $9 million to our defined benefit plans.
For 2012, we expect raw material prices to rise in comparison to 2011. Increases in resin prices are expected to occur throughout 2012 and are primarily driven by supply and demand, feedstock availability, and geopolitical unrest. Paper prices are expected to remain flat compared to 2011, with the potential to increase in the second half of 2012 depending on supplier backorder levels.

Off-balance sheet arrangements
We issue letters of credit to ensure performance and payment to third parties in accordance with specified terms and conditions. Under our asset-based revolving credit facility, we have the ability to issue up to $40.0 million in letters of credit. As of December 25, 2011, approximately $12.9 million of standby letters of credit were outstanding. These standby letters of credit are primarily used to support our workers' compensation insurance programs. We are not required to provide cash collateral for letters of credit issued. All issued letters of credit are secured by the asset-based revolving credit facility.
We also have the ability to issue up to CA$2.0 million in letters of credit under our Canadian credit facility. As of December 25, 2011, no letters of credit were outstanding thereunder.
In June 2007, we entered into a lease agreement in conjunction with the sale of six of our manufacturing facilities. The sale proceeds of $130.0 million were used to retire our term loan under our senior secured second lien credit facility. Upon the sale of the six properties, we immediately leased them back pursuant to a 20-year term lease. The lease contains four five-year renewal term options and is non-cancelable. Rent for the six properties is payable on a quarterly basis, due on the first day of each calendar quarter, with an annual 2% escalation. Annual rent expense of $14.2 million is recognized on a straight-line basis over the 20-year term of the lease. The lease is classified as an operating lease in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 840, Leases.

Net Operating Loss Carryforwards
As of December 25, 2011, we had approximately $413.3 million of U.S. federal tax net operating loss carryforwards that expire between 2017 and 2031, of which approximately $17 million were subject to the provisions of Internal Revenue Code Section 382. We establish a valuation allowance for deferred tax assets, including our net operating loss carryforwards, when the amount of expected future taxable income is not likely to support the use of the deduction or credit. During the fiscal year ended December 25, 2011, our valuation allowance on all tax attributes increased by $37.4 million to $190.0 million primarily related to activity from our U.S. and European operations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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
Certain customer discounts and allowances are earned and payable to customers if a specified level of sales volume is met. We record such customer discounts and allowances based on the estimated and probable allowances for the period. The amounts are recorded as a reduction of net sales based on the customers' actual sales volume during the period. If actual allowances differ from management estimates, gross profit and operating income could be affected. The most significant allowance reflects our estimates of discounts that certain foodservice customers are entitled to claim based on their distribution activities.
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
Inventory valuation. Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. We write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on our estimates of future demand, which are based on criteria established by our supply chain organization taking into account our historical experience. We monitor inventory levels on a regular basis and write-downs of inventory are recorded in cost of goods sold.
Impairment of long-lived assets. For purposes of testing impairment, we group our long-lived assets at the lowest level for which there are identifiable cash flows independent of other asset groups. In performing this analysis, we consider whether the results and cash flows of an asset or asset group can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. We generally group our long-lived assets by geographic location.
We test an asset or asset group for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include, but are not limited to, significant adverse changes in the business climate, the impact of significant customer losses, current period operating or cash flow losses, forecasted continuing losses, or a current expectation that an asset or asset group will be disposed of before the end of its useful life, for example, as a result of a decision to exit a product line or close a manufacturing facility. Recoverability is evaluated by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset exceeds the estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over their remaining useful lives. Restoration of a previously recognized impairment loss is not allowed. There are inherent uncertainties associated with these judgments and estimates.

Income taxes. We account for income taxes in accordance with the asset and liability method under FASB ASC Topic 740, Income Taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and income tax bases of assets and liabilities and tax credit and operating loss carryforwards using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. In the event we determine that our future taxable income will not be sufficient to utilize our deferred tax assets, we record a valuation allowance. If our determination changes, a charge or a benefit would be recorded in our statement of operations. We currently do not believe that we will fully realize the benefit of our deferred tax assets in the United States and Europe, except for the reversal of deferred tax liabilities, and therefore we have a full valuation allowance against these deferred tax assets.

Recent Accounting Pronouncements

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under the current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment becomes effective on January 1, 2012 and is applied retrospectively. Early adoption is permitted. This guidance will not have an impact on our consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.
In the ordinary course of business, we are exposed to market risk-sensitive instruments that consist primarily of our variable interest rate debt. Interest accrues on outstanding borrowings under our asset-based revolving credit facility at a rate of either LIBOR (as defined in the asset-based revolving credit facility) plus a margin of 4% per annum, or a specified base rate plus a margin of 3% per annum, at our option. These interest rate margins are subject to adjustment based on borrowing base availability. As of December 25, 2011, the asset-based revolving credit facility had an outstanding balance of $36.5 million and carried an effective interest rate of 4.897%. As of December 25, 2011, $122.5 million was available under the asset-based revolving credit facility, after taking into account borrowing base limitations.
We also have a Canadian revolving credit facility which bears interest at the Canadian prime rate plus 1.25% or the Canadian bankers’ acceptance rate plus 2.50%, at our option. As of December 25, 2011, CA$13.3 million (approximately $13.1 million) was available under the revolving credit facility, after taking into account borrowing base limitations.
Based upon the information above, our annual pre-tax income would decrease by approximately $0.4 million for each one-percentage point increase in the interest rates applicable to our variable rate debt. At the end of 2011, three-month LIBOR was less than one percent; therefore, the maximum increase in our annual pre-tax income based on a decrease in interest rates applicable to our variable rate debt to zero would be approximately $0.2 million. The level of our exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of debt outstanding under our credit facilities.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholder
Solo Cup Company:
We have audited the accompanying consolidated balance sheets of Solo Cup Company and subsidiaries (the Company) as of December 25, 2011 and December 26, 2010, and the related consolidated statements of operations, shareholder's (deficit) equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 25, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solo Cup Company and subsidiaries as of December 25, 2011 and December 26, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Chicago, Illinois
March 23, 2012

SOLO CUP COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 25, 2011	December 26, 2010
Assets
Current assets:
Cash and cash equivalents	$19,322	$21,511
Accounts receivable - trade, less allowance for doubtful accounts of $831 and $1,837	121,720	116,213
Accounts receivable - other	7,947	4,512
Inventories	255,510	227,589
Deferred income taxes	7,746	13,056
Prepaid expenses	5,288	6,039
Restricted cash	—	1,940
Other current assets	19,115	17,809
Total current assets	436,648	408,669
Property, plant and equipment, less accumulated depreciation and amortization of $565,853 and $612,847	318,102	429,113
Intangible assets, net	696	910
Other assets	23,629	25,980
Total assets	$779,075	$864,672
Liabilities and Shareholder’s Deficit
Current liabilities:
Accounts payable	$91,286	$63,058
Accrued payroll and related costs	23,707	28,707
Accrued customer allowances	20,794	27,172
Current maturities of long-term debt	452	430
Accrued interest	16,201	20,000
Other current liabilities	19,650	39,189
Total current liabilities	172,090	178,556
Long-term debt, net of current maturities	662,012	637,285
Deferred income taxes	7,829	14,876
Pensions and other postretirement benefits	46,547	38,428
Deferred gain on sale-leaseback	38,280	40,758
Other liabilities	47,026	42,273
Total liabilities	973,784	952,176
Shareholder’s deficit:
Common stock - Par value $0.01 per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	254,895	254,895
Accumulated deficit	(424,645)	(331,116)
Accumulated other comprehensive loss	(24,959)	(11,283)
Total shareholder’s deficit	(194,709)	(87,504)
Total liabilities and shareholder’s deficit	$779,075	$864,672
See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	For the year ended
	December 25, 2011	December 26, 2010	December 27, 2009
Net sales	$1,636,315	$1,582,861	$1,502,552
Cost of goods sold	1,505,915	1,439,312	1,296,132
Gross profit	130,400	143,549	206,420
Selling, general and administrative expenses	135,205	150,339	150,139
Loss on asset disposals	946	3,879	8,969
Impairment of goodwill	—	—	17,210
Asset impairment	13,048	20,536	—
Operating (loss) income	(18,799)	(31,205)	30,102
Interest expense, net of interest income of $164, $211 and $535	70,581	70,616	63,096
Loss on debt extinguishment	—	—	2,520
Reclassification of unrealized loss on cash flow hedges to interest expense	—	—	9,108
Foreign currency exchange loss (gain), net	1,826	2,221	(2,577)
Gain from bargain purchase	—	(1,733)	—
Loss before income taxes	(91,206)	(102,309)	(42,045)
Income tax provision (benefit)	2,323	1,904	(6,389)
Net loss	$(93,529)	$(104,213)	$(35,656)
See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT
(In thousands, except share amounts)

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholder’s equity (deficit)	Comprehensive income (loss)
	Common Stock
	Shares	Amount
December 28, 2008	100	$—	$254,995	$(191,247)	$(32,456)	$31,292
Net loss	—	—	—	(35,656)	—	(35,656)	$(35,656)
Foreign currency translation adjustment	—	—	—	—	10,435	10,435	10,435
Pension liability adjustments, net of tax of $1,050	—	—	—	—	1,174	1,174	1,174
Unrealized investment loss, net of tax of $0	—	—	—	—	12	12	12
Recognition of realized gain on cash flow hedge, net of tax benefit of $215	—	—	—	—	(150)	(150)	(150)
Unrealized loss on cash flow hedges, net of tax of $0	—	—	—	—	(1,514)	(1,514)	(1,514)
Reclassification of realized loss on cash flow hedges to interest expense, net of tax of $0	—	—	—	—	3,512	3,512	3,512
Reclassification of unrealized loss on cash flow hedges to interest expense upon termination of hedge accounting, net of tax of $0	—	—	—	—	9,108	9,108	9,108
Total comprehensive loss							$(13,079)
December 27, 2009	100	$—	$254,995	$(226,903)	$(9,879)	$18,213
Net loss	—	—	—	(104,213)	—	(104,213)	$(104,213)
Foreign currency translation adjustment	—	—	—	—	1,845	1,845	1,845
Pension liability adjustments, net of tax benefit of $395	—	—	—	—	(3,249)	(3,249)	(3,249)
Return of capital to parent	—	—	(100)	—	—	(100)
Total comprehensive loss							$(105,617)
December 26, 2010	100	$—	$254,895	$(331,116)	$(11,283)	$(87,504)
Net loss	—	—	—	(93,529)	—	(93,529)	$(93,529)
Foreign currency translation adjustment	—	—	—	—	(2,026)	(2,026)	(2,026)
Pension liability adjustments, net of tax benefit of $1,022	—	—	—	—	(11,650)	(11,650)	(11,650)
Total comprehensive loss							$(107,205)
December 25, 2011	100	$—	$254,895	$(424,645)	$(24,959)	$(194,709)

See accompanying Notes to Consolidated Financial Statements.

SOLO CUP COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended
	December 25, 2011	December 26, 2010	December 27, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(93,529)	$(104,213)	$(35,656)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	80,569	109,576	70,003
Deferred financing fee amortization	7,397	6,989	6,017
Loss on asset disposals	946	3,879	8,969
Loss on debt extinguishment	—	—	2,520
Gain from bargain purchase	—	(1,733)	—
Impairment of goodwill	—	—	17,210
Asset impairment	13,048	20,536	—
Pension plan curtailment loss	—	1,475	—
Reclassification of unrealized loss on cash flow hedges to interest expense	—	—	9,108
Deferred income taxes	(508)	(911)	(8,553)
Foreign currency exchange loss (gain), net	1,826	2,221	(2,577)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	(5,924)	5,450	1,245
Inventories	(28,840)	12,123	54,523
Prepaid expenses and other current assets	2,384	(1,415)	5,596
Other assets	(598)	2,013	1,106
Accounts payable	23,553	(14,086)	23
Accrued expenses and other current liabilities	(19,168)	3,336	493
Other liabilities	(4,999)	(3,300)	5,600
Other, net	2,700	1,761	2,310
Net cash (used in) provided by operating activities	(21,143)	43,701	137,937
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	25,650	7,721	16,610
Purchases of property, plant and equipment	(28,342)	(42,155)	(71,815)
Business acquisition, net of cash acquired	—	(23,661)	—
Decrease (increase) in restricted cash	1,940	8,470	(10,410)
Decrease in cash in escrow	—	—	50
Proceeds from insurance reimbursement	—	1,201	—
Other	(2,500)	—	—
Net cash used in investing activities	(3,252)	(48,424)	(65,565)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facilities	23,931	(2,321)	(13,000)
Borrowings under the 10.5% Senior Secured Notes	—	—	293,784
Repayments of term notes	—	(410)	(363,204)
Repayments of other debt	(443)	(373)	(344)
Return of capital to parent	—	(100)	—
Debt issuance costs	—	(743)	(18,314)
Net cash provided by (used in) financing activities	23,488	(3,947)	(101,078)
Effect of exchange rate changes on cash	(1,282)	175	1,208
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(2,189)	$(8,495)	$(27,498)

(continued)

SOLO CUP COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	December 25, 2011	December 26, 2010	December 27, 2009
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(2,189)	$(8,495)	$(27,498)
CASH AND CASH EQUIVALENTS, beginning of period	21,511	30,006	57,504
CASH AND CASH EQUIVALENTS, end of period	$19,322	$21,511	$30,006
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid, net of capitalized interest	$64,680	$70,031	$53,139
Income taxes paid (tax refunds), net	$3,438	$(88)	$1,912
NONCASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of liabilities and receipt of asset in connection with sale of property	$(19,841)	$—	$—

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
Solo Illinois was established in 1936. Sweetheart Cup Company's operating history dated back to the founding of a predecessor company in 1911. In September 2005, Sweetheart Cup Company changed its name to Solo Cup Operating Corporation, and in October 2005, Solo Illinois merged with and into Solo Cup Operating Corporation, with Solo Cup Operating Corporation as the surviving entity. As a result of these transactions, Solo Delaware is a holding company, the material assets of which are 100% of the capital stock of SF Holdings. SF Holdings owns 100% of the capital stock of Solo Cup Operating Corporation, which, in turn, owns various direct and indirect subsidiaries. In these financial statements, the terms “we,” “us” and “our” refer to Solo Delaware and its direct and indirect subsidiaries.
Solo Delaware is a wholly owned subsidiary of Solo Cup Investment Corporation. As of December 25, 2011, SCC Holding Company LLC owns 67.26%, Vestar Capital Partners IV, L.P. and certain of its affiliates own 32.71% and management of Solo Delaware owns the remaining 0.03% of Solo Cup Investment Corporation.
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

(2) Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements include the accounts of Solo Delaware and its subsidiaries. As of December 25, 2011 and December 26, 2010, Solo Delaware wholly owned all of its subsidiaries directly or indirectly. All significant intercompany balances and transactions have been eliminated in consolidation.
Assets and liabilities of foreign subsidiaries are translated at current exchange rates with the related translation adjustments reported in shareholder's equity as a component of accumulated other comprehensive income (loss). Income and expense accounts and cash flows are translated at the average exchange rate during the period. Components of shareholder's equity are translated at historical exchange rates. Resulting translation gains and losses are recorded in comprehensive income (loss). Gains or losses resulting from foreign currency transactions are recorded in the Consolidated Statements of Operations.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the period. Financial statement elements subject to estimation include, but are not limited to: the realizable value of accounts receivable, inventories, spare parts and deferred tax assets; the carrying value of property, plant, and equipment, intangible and other assets; the measurement of assets and obligations related to employee benefit plans and our long term incentive plan; the determination of the fair value of derivative instruments and debt; and provisions for discounts and allowances provided to customers. Actual results may differ from those estimates.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid securities with original maturities of thirty days or less. As of December 25, 2011, cash and cash equivalents includes approximately $6.7 million, held in a segregated account, representing the remaining net proceeds of the August 2011 sale of our Owings Mills, Maryland manufacturing facility (Note 4). Under the indentures governing our senior secured and senior subordinated notes generally require us to use these proceeds by August 30, 2012 to purchase or improve assets useful in our business or to purchase a business that is related, complementary or ancillary to our existing business.

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
Some customer discounts and allowances are earned by, and payable to, customers only if they meet specified levels of sales volume. We record such customer discounts and allowances based on the estimated and probable allowances for the period. The amounts are recorded as a reduction of net sales based on the customers' actual sales volumes for the period. The most significant allowance reflects our estimates of discounts that some foodservice customers are entitled to claim based on their distribution activities. Customer accounts and allowances for which a right of offset exists are presented net within accounts receivable. If no right of offset exists, the amounts are included in accrued customer allowances.
Inventories
Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method, reduced by write-downs related to excess or obsolete inventories.
Vendor Incentives
We are entitled to certain vendor incentives only if we make a specified level of annual purchases. We record such incentives based on the actual purchases made on a year-to-date basis compared to targets or specified levels of purchases. The amounts are recorded as a reduction of cost of goods sold and inventory based on the volume purchased during the period.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Plant and equipment held under capital leases are stated at the present value of minimum lease payments. Depreciation on property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Amortization of assets held under capital leases is included within depreciation expense. Buildings are depreciated over 30 to 50 years, depending upon the construction of the building. Leasehold improvements are amortized over the lives of the corresponding leases. Machinery and equipment are depreciated over three to 10 years. Capitalized software is depreciated over five years.
The estimated useful life for building and improvements and machinery and equipment held under capital leases is the lesser of the lease term or the asset's estimated useful life. Costs for repairs and maintenance are expensed as incurred. Gains and losses on sales of property, plant and equipment are recorded as a component of operating income.
We capitalize interest costs, when appropriate, as a component of construction in progress.
Spare Parts
We capitalize the spare parts that we purchase and expense them as the parts are used. The carrying value of capitalized spare parts is stated net of an allowance for excess and obsolete parts, and is included in other current assets and other assets in our Consolidated Balance Sheets.
Goodwill and Other Intangible Assets
Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. In accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, we test goodwill and other intangible assets with indefinite lives for impairment at least annually, at the end of October, or sooner if a triggering event that suggests possible impairment of the values of these assets occurs. Impairment testing for these assets involves a two-step process. In the first step, the fair value of the reporting unit holding the assets is compared to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the fair market value of the reporting unit is allocated to all of its assets and liabilities including intangible assets with indefinite lives. The excess, if any, of the fair market value of the reporting unit over the sum of the fair market values allocated to identified assets and liabilities is the calculated value of goodwill to be compared to its carrying value (Note 7).

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
Impairment of Long-lived Assets
We review long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure the recoverability of an asset to be held and used by comparing the carrying amount of that asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset. We present assets that meet the criteria of assets held for sale separately in our Consolidated Balance Sheets and report them at the lower of the carrying amount or fair value less costs to sell. Such assets are no longer depreciated (Note 4).
Deferred Rent
Some of our operating leases include rent escalation clauses that provide for scheduled changes in base rentals over their terms, tenant improvement allowances funded by landlord incentives or rent holidays that provide for rental payments commencing at a date other than the date of initial occupancy. For these leases, we recognize the total rental amounts due, net of tenant improvement allowances, over the lease terms as rental expense on a straight-line basis. The difference between the rent due under the stated periods of the lease compared to that of the straight-line basis is recorded as deferred rent. Deferred rent of $28.6 million and $28.8 million is included in other liabilities (non-current) in our Consolidated Balance Sheets as of December 25, 2011 and December 26, 2010, respectively.
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
Derivatives are classified in our Consolidated Balance Sheets in other assets or other liabilities, as applicable, and are classified as current or non-current based on the scheduled maturity of the instrument (Note 12).

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
We recognize all of our revenue through the sale of manufactured or sourced products and record sales when the sales price is fixed or determinable, products are shipped, title and risk of loss has passed to the customer, and collection is reasonably assured.
We record specified costs that relate to promotional programs and incentive cash rebates as a reduction of sales.
Cost of Goods Sold
The primary components of cost of goods sold are material, direct and indirect labor and other manufacturing costs associated with the products we sell. Cost of goods sold also includes freight and distribution costs, including inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and internal transfer costs.
Depreciation and Amortization
Substantially all depreciation and amortization expense is included in cost of goods sold in our consolidated statement of operations, as substantially all of our capital assets relate to our production activities. The remaining amount is included in selling, general and administrative expenses.
Research and Development Costs
Research and development costs are included in cost of goods sold and are expensed as incurred. Research and development costs amounted to $3.3 million, $4.0 million and $2.5 million for the years ended December 25, 2011, December 26, 2010 and December 27, 2009, respectively.
Selling, General and Administrative Expenses
The primary components of selling, general, and administrative expenses are compensation and benefits relating to our sales, marketing and administrative personnel, professional fees and other selling and administrative costs.
Advertising production costs are expensed as incurred, while advertising media costs are expensed in the period in which the related advertising first takes place. Advertising costs amounted to $4.2 million, $7.2 million and $7.7 million for the years ended December 25, 2011, December 26, 2010 and December 27, 2009, respectively.
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
We have applied fair value measurements for either accounting or disclosure purposes, as applicable, to our assets and liabilities, as follows: assets held for sale (Note 4), goodwill (Note 7), 10.5% senior secured notes and 8.5% senior subordinated notes (Note 9), interest rate swap agreements and foreign currency forward contracts (Note 12), pension plan assets (Note 13), long term incentive plan (Note 16) and an accounting guarantee (Note 17).

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) PLANT CLOSURES
On May 6, 2010, our Board of Directors committed to a plan designed to further optimize our manufacturing footprint. Pursuant to the plan, we closed our manufacturing facilities in Springfield, Missouri, North Andover, Massachusetts and Owings Mills, Maryland in March 2011, May 2011 and August 2011, respectively. We incurred costs over the life of the plan of approximately $132 million, of which approximately $35 million (identified in the table below as severance and equipment relocation and related costs) required or will require cash expenditures. In addition, the total costs include a charge attributable to lease payments for our North Andover facility that we will remain obligated to make in future periods, a lease termination charge, asset impairment charges, and accelerated depreciation for certain property, plant and equipment that would not be used after the facilities were closed. The following table summarizes the total plan costs incurred (expensed) by year (in millions):

	Year ended	Year ended
	December 26, 2010	December 25, 2011	Total plan costs
Severance (1) (3)	$7	$—	$7
Equipment relocation and related costs (2) (3)	5	23	28
Pension plan curtailment loss (3)	2	—	2
Lease charges (3)	—	8	8
Asset impairment	17	12	29
Accelerated depreciation (3)	40	18	58
Total costs	$71	$61	$132
(1) Approximately $6.6 million of severance was paid during the year ended December 25, 2011. As of December 25, 2011, accrued severance of approximately $0.5 million is included in other current liabilities on our accompanying consolidated balance sheet.
(2) Equipment relocation and related costs, which are expensed as incurred, were approximately $23 million, for the year ended December 25, 2011 and constituted cash expenditures incurred during the year.
(3) Excluding asset impairment which is presented separately, all costs in the above table are included in cost of goods sold on our accompanying consolidated statement of operations.

(4) ASSETS HELD FOR SALE
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
In September 2011, we entered into an agreement to sell our Belen, New Mexico manufacturing facility. We had ceased operations at the facility in 2009. Based on the execution of the purchase and sale agreement, this facility met the criteria to be classified as held for sale and was included in assets held for sale on our consolidated balance sheet as of September 25, 2011. We recorded an impairment of approximately $550 thousand to adjust the carrying value of this property to approximately $2 million, representing fair value less estimated costs to sell, during the thirteen weeks ended September 25, 2011. On September 30, 2011, in our fourth fiscal quarter, we sold the facility and received net proceeds of approximately $2 million.

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) INVENTORIES
Inventories consist of the following (in thousands):

	December 25, 2011	December 26, 2010
Finished goods	$192,516	$166,042
Work in process	15,163	12,307
Raw materials and supplies	47,831	49,240
Total inventories	$255,510	$227,589

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	December 25, 2011	December 26, 2010
Land	$9,825	$39,231
Buildings and improvements	96,986	168,326
Machinery and equipment	764,554	816,857
Construction in progress	12,590	17,546
Total property, plant and equipment	883,955	1,041,960
Less - accumulated depreciation	(565,853)	(612,847)
Total property, plant and equipment, net	$318,102	$429,113

Depreciation and amortization of property, plant and equipment for the years ended December 25, 2011, December 26, 2010, and December 27, 2009, was $80.4 million, $109.3 million and $70.0 million, respectively. Depreciation expense in 2011 and 2010 includes approximately $17.9 million and $39.8 million, respectively, of accelerated depreciation resulting from our decision in May 2010 to close three manufacturing facilities during 2011 (Note 3). We capitalized approximately $0.9 million, $2.2 million and $2.9 million of interest related to construction in progress for the years ended December 25, 2011, December 26, 2010, and December 27, 2009, respectively.

The loss on asset disposals of $0.9 million and $3.9 million in our Consolidated Statement of Operations for the years ended December 25, 2011 and December 26, 2010, respectively, reflects the sale of real estate and the disposal of production equipment retired as a result of plant closures and consolidation.

The loss on asset disposals of $9.0 million in our Consolidated Statement of Operations for the year ended December 27, 2009 primarily reflects the disposal of production equipment retired as a result of plant closures and consolidation. In addition, it includes adjustments made during the third and fourth fiscal quarters of 2009 to record the retirement of approximately $5.8 million of equipment that should have been recorded in prior periods. We determined these adjustments were not material to our then-current- and prior- period consolidated financial statements.

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) GOODWILL AND INTANGIBLE ASSETS

On March 31, 2010, we acquired InnoWare Plastic Holding Company, Inc. In accordance with the accounting guidance related to business combinations, we recognized a gain from bargain purchase of approximately $1.7 million, representing the excess of fair value of acquired net assets over the acquisition consideration of $24 million. We disclose the bargain purchase gain as a separate item in our Consolidated Statement of Operations for the year ended December 26, 2010. Amortizable intangible assets established as part of fair value accounting for the acquisition consisted of a brand name, a trade name, a patent and customer relationships. The intangible assets have a weighted-average useful life of approximately five years. The table below summarizes the intangible assets by major category (in thousands):

	December 25, 2011		December 26, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Brand name, trade name and patent	$920	$367	$920	$197
Customer relationships	220	77	220	33
Total identifiable intangible assets	$1,140	$444	$1,140	$230

Amortization expense related to amortizable intangible assets was $0.2 million during each of the years ended December 25, 2011 and December 26, 2010, respectively. Our amortizable intangible assets established as part of fair value accounting for our February 2004 acquisition of SF Holdings were fully amortized as of December 28, 2008; therefore, no amortization expense was recognized during the year ended December 27, 2009.

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

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We tested goodwill for impairment at least annually, as of the end of October, or sooner if a triggering event that suggested possible impairment of the value of the goodwill occurred. During the third quarter of 2009, despite increasing sales in the first and second quarters and the implementation of programs intended to reduce costs and gain manufacturing efficiencies, our Europe reporting unit continued to incur declining margins and lower operating results. These results were in part due to increased competition, a decline in the European economy and higher input costs, such as resins and electricity, which were unable to be passed along through further price increases. We considered this combination of factors evidence of a permanent change in the long-term prospects of our European business. As a result, we determined that it was at risk of failing step one of the impairment test such that the reporting unit’s estimated fair value would not be in excess of its carrying value and concluded that there were sufficient indicators to perform an interim goodwill impairment analysis of our Europe reporting unit. Step one of the impairment test was performed as of September 27, 2009. Fair value was estimated using a discounted cash flow valuation model. The key assumptions used in the model included the discount rate, terminal growth rate, and cash flow projections. These key assumptions represent significant unobservable inputs, which are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurements and Disclosures. The discount rate was set by using the Weighted Average Cost of Capital methodology, which considers market and industry data. The 14% discount rate utilized in the test was indicative of the return an investor would expect to receive for investing in such a business. The determination of projected cash flows was based on the business’ strategic plans and long-range planning forecasts and represented our best estimates based on current and forecasted market conditions. The profit margin assumptions were projected based on the then current cost structure and anticipated net cost increases and/or reductions. The terminal business value was determined using a common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant weighted average cost of capital and terminal growth rate of 3%. Step one of the impairment test resulted in an estimated fair value less than carrying value. Consequently, step two was performed to calculate the amount of impairment, which concluded that the goodwill was fully impaired. As a result, we recorded a goodwill impairment charge of approximately $17.2 million during the thirteen weeks ended September 27, 2009. After this charge, there is no remaining goodwill on our Consolidated Balance Sheet.

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

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) INCOME TAXES

Sources of the loss before income taxes and the components of income tax provision (benefit) are as follows (in thousands):

	For the year ended December 25, 2011	For the year ended December 26, 2010	For the year ended December 27, 2009
Loss before income taxes:
United States	$(99,233)	$(105,481)	$(26,049)
Foreign	8,027	3,172	(15,996)
Total	$(91,206)	$(102,309)	$(42,045)
Income tax provision (benefit):
Current:
U.S. federal	$—	$—	$—
State	608	371	182
Foreign	2,223	2,444	1,982
Total current	2,831	2,815	2,164
Deferred:
U.S. federal	1,523	(1,003)	(8,265)
State	(2,184)	301	—
Foreign	153	(209)	(288)
Total deferred	(508)	(911)	(8,553)
Total income tax provision (benefit)	$2,323	$1,904	$(6,389)

The following reconciles the expected U.S. federal statutory income tax benefit based on loss before income taxes with our income tax provision (benefit) (in thousands):

	For the year ended December 25, 2011	For the year ended December 26, 2010	For the year ended December 27, 2009
Income tax benefit at U.S. statutory rate	$(31,922)	$(35,808)	$(14,715)
Foreign rate differential	(806)	364	(324)
State taxes, net of federal benefit	317	372	151
Impairment of goodwill	—	—	3,904
Change in valuation allowance	33,665	36,853	9,267
Other	1,069	123	(4,672)
Income tax provision (benefit)	$2,323	$1,904	$(6,389)

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

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our deferred tax assets and liabilities are as follows (in thousands):

	December 25, 2011	December 26, 2010
Deferred tax assets attributable to:
Net operating loss and other carryforwards	$156,278	$119,994
Pensions and other postretirement benefits	17,839	14,629
Inventory	13,269	15,314
Employee benefit accruals	5,710	10,423
Accounts receivable	8,033	10,861
Intangible assets	6,416	9,053
Sale-leaseback	15,590	16,545
Unrealized losses	301	1,438
Other accruals	16,247	16,486
Gross deferred tax assets	239,683	214,743
Valuation allowance	(189,988)	(152,675)
Net deferred tax assets	49,695	62,068
Deferred tax liabilities attributable to:
Property, plant and equipment	49,778	63,888
Unrealized gains	—	—
Gross deferred tax liabilities	49,778	63,888
Net deferred tax liabilities	$(83)	$(1,820)

As of December 25, 2011, we had approximately $413.3 million of U.S. federal tax net operating loss carryforwards that expire between 2017 and 2031, of which approximately $17 million were subject to the provisions of Internal Revenue Code Section 382. We establish a valuation allowance for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based upon the level of historical pre-tax losses and projections for future taxable income over the periods in which the deferred tax assets are deductible, we concluded during 2006 that it was more likely than not that we would not fully realize the benefits of our deductible differences in the United States. Accordingly, we recorded an income tax provision of $119.6 million during 2006 to establish a valuation allowance for our net deferred tax assets, including federal and state net operating loss carryforwards and other deferred tax assets. During the year ended December 25, 2011, we increased our U.S. valuation allowance by $37.7 million.

In 2009, we assessed the realizability of the deferred tax assets of our European operations and concluded that it was more likely than not that we would not fully realize the benefits of our deductible differences. Accordingly, we recorded an income tax provision of $1.6 million to establish a valuation allowance for our net deferred tax assets. During the year ended December 25, 2011 we decreased the valuation allowance related to our European operations by $0.3 million.

It is our intention to permanently reinvest undistributed earnings in our foreign subsidiaries with the exception of $29.7 million of Canadian earnings, $19.7 million of which was deemed to be distributed to the United States in 2010, and $5.0 million of Panamanian earnings. We have not made a provision for future income taxes for the remaining undistributed earnings of certain foreign subsidiaries, as we consider these earnings to be indefinitely reinvested in these operations. As of December 25, 2011, such aggregated earnings for which taxes have not been provided were $50.9 million.

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the year ended December 25, 2011	For the year ended December 26, 2010
Balance at the beginning of the year	$11,557	$8,442
Additions related to tax positions taken in the current year	742	2,781
Additions related to tax position taken in previous years	248	442
Reduction in tax position taken in previous years	(225)	(108)
Balance at the end of the year	$12,322	$11,557

As of December 25, 2011, the unrecognized tax benefits are $12.3 million, of which only $1.9 million would affect our annual effective tax rate, if recognized, because of valuation allowances in certain jurisdictions. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits as income tax expense. As of December 25, 2011, we had accrued approximately $0.3 million for interest and penalties.

(9) DEBT
Long-term debt as of December 25, 2011 and December 26, 2010, including amounts payable within one year, was as follows (in thousands):

	December 25, 2011	December 26, 2010
Long-term debt:
10.5% Senior Secured Notes due November 2013	$300,000	$300,000
Unamortized discount	(3,066)	(4,464)
10.5% Senior Secured Notes due November 2013, net	296,934	295,536
8.5% Senior Subordinated Notes due February 2014	325,000	325,000
Asset-based Revolving Credit Facility, maturing July 2013	36,480	10,027
Canadian Revolving Credit Facility, maturing December 2013	—	2,669
Capital lease obligations	4,050	4,483
Total long-term debt	662,464	637,715
Less: Current maturities of long-term debt	452	430
Long-term debt, net of current maturities	$662,012	$637,285

Scheduled maturities of long-term debt at December 25, 2011, excluding capital lease obligations (Note 10), are as follows (in thousands):

December 25, 2011
2013	$336,480
2014	325,000
$661,480

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 2, 2009, Solo Delaware and Solo Cup Operating Corporation issued $300.0 million of 10.5% Senior Secured Notes due 2013, and we entered into a new asset-based revolving credit facility providing for borrowings of up to $200.0 million, subject to borrowing base limitations and other specified terms and conditions. We used the initial borrowings under our asset-based revolving credit facility of $28.3 million, together with net proceeds of $293.8 million from the issuance of our senior secured notes, to (1) repay the $300.9 million of borrowings outstanding, including accrued interest thereon, under the first lien credit facility, (2) pay $17.3 million of debt issuance costs relating to the senior secured notes and the asset-based revolving credit facility, and (3) provide $3.9 million for operating needs. We deferred the debt issuance costs and are amortizing them through 2013, when the senior secured notes and borrowings under the asset-based revolving credit facility mature. As of December 25, 2011, unamortized debt issuance costs related to the refinancing of $8.4 million are included in other assets on our Consolidated Balance Sheet.

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

10.5% Senior Secured Notes

Solo Delaware and Solo Cup Operating Corporation co-issued the senior secured notes under an indenture, dated as of July 2, 2009, among the co-issuers, the initial guarantors identified therein and U.S. Bank National Association, as trustee. The senior secured notes mature on November 1, 2013 and bear interest at a rate of 10.5% per annum. Interest on the senior secured notes is payable semi-annually on May 1 and November 1 of each year. We made our first interest payment on November 1, 2009 and have made all scheduled interest payments to date. The senior secured notes were issued at 97.928% of their aggregate principal amount for gross proceeds of $293.8 million, representing a yield to maturity of 11.125%. As of December 25, 2011, we were in compliance with the covenants included in this indenture.

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

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset-Based Revolving Credit Facility

The asset-based revolving credit facility provides for revolving credit financing of up to $200.0 million, including a $40.0 million sub-limit for letters of credit, and has a maturity date of July 2, 2013. Our ability to borrow under the asset-based revolving credit facility is limited to a borrowing base equal to 85% of eligible accounts receivable plus the lower of (1) 65% of eligible inventory and (2) 85% of the net orderly liquidation value of eligible inventory, minus availability reserves, and is subject to other conditions, limitations and reserve requirements. As of December 25, 2011, we had available capacity of $122.5 million under our asset-based revolving credit facility after taking into account borrowing base limitations and outstanding letters of credit.

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

Interest accrues on outstanding borrowings under the asset-based revolving credit facility at a rate of either LIBOR (as defined in the asset-based revolving credit facility) plus a margin of 4% per annum or a specified base rate plus a margin of 3% per annum, at our option. These interest rate margins are subject to adjustment based on borrowing base availability. As of December 25, 2011, outstanding borrowings under the asset-based revolving credit facility bore interest at an effective rate of 6.25%. As of December 25, 2011, we were in compliance with the covenants included in this debt agreement.

8.5% Senior Subordinated Notes

On February 27, 2004, Solo Delaware issued $325.0 million of 8.5% Senior Subordinated Notes due 2014 under an indenture among the issuer, the initial guarantors identified therein and U.S. Bank National Association, as trustee. The senior subordinated notes mature on February 15, 2014 and bear interest at a rate of 8.5% per annum. Interest on the senior subordinated notes is payable semi-annually on February 15 and August 15 of every year. We have made all scheduled interest payments to date. As of December 25, 2011, we were in compliance with the covenants included in this indenture.

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

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Solo Canada’s ability to borrow under the Canadian credit facility is limited to a borrowing base equal to 85% of eligible accounts receivable; plus the lower of (a) 70% of eligible raw materials and finished goods inventory and (b) 85% of the net orderly liquidation value of eligible raw materials and finished goods inventory; plus the lower of (a) 25% of eligible work-in-process inventory and (b) CA$1.0 million; less availability reserves, and is subject to other conditions, limitations and reserve requirements. As of December 25, 2011, we had available capacity of $13.1 million under our Canadian credit facility after taking into account borrowing base limitations and outstanding letters of credit.

Solo Canada may borrow funds under the Canadian credit facility, at its option, in Canadian or U.S. dollars. Canadian dollar denominated loans bear interest, at Solo Canada’s option, at a variable rate equal to: (1) the Canadian Bankers Acceptance Rate (the “BA Rate”), plus 2.5% per annum; or (2) the Canadian Prime Rate (being the higher of the (a) Canadian Bank Prime Rate and (b) 1.35% over the 30-day BA Rate), plus 1.25% per annum. U.S. dollar denominated loans bear interest, at Solo Canada’s option, at a variable rate equal to: (1) the U.S. Base Rate, plus 0.75% per annum; or (b) LIBOR, plus 2.5% per annum. As of December 25, 2011, we had no outstanding borrowings under the Canadian ABL facility and we were in compliance with the covenants included therein.

(10) LEASES

The gross amount of machinery and equipment held under capital leases, and related accumulated amortization, was as follows (in thousands):

	December 25, 2011	December 26, 2010
Machinery and equipment	$5,219	$5,202
Less accumulated amortization	(1,523)	(1,009)
	$3,696	$4,193

Capital lease obligations were $4.1 million and $4.5 million as of December 25, 2011 and December 26, 2010, respectively. As of December 25, 2011, capital lease obligations consisted of various machines and one warehouse with leases expiring between 2014 and 2022. Amortization expense was $0.7 million, $0.3 million, and $0.4 million for the years ended December 25, 2011, December 26, 2010, and December 27, 2009, respectively.

We also have several non-cancelable operating leases that expire over the next 16 years and provide for renewal terms. These include property leases with escalation clauses averaging 0.3% to 4.0% annually, as well as leases of machinery, office equipment and vehicles.

In June 2007, we entered into a lease agreement in conjunction with the sale of six of our manufacturing facilities. The sole proceeds of $130.0 million were used to retire the second lien credit facility. Upon the sale of the six properties, we immediately leased them back pursuant to a 20-year term lease. The lease contains four five-year renewal term options and is non-cancelable. Rent is payable on a quarterly basis, due on the first day of each calendar quarter, with an annual 2% escalation. Annual rent expense of $14.2 million is recognized on a straight-line basis over the 20-year term of the lease. Payments during fiscal years 2011 and 2010 were $12.5 million and $12.3 million, respectively.

Net property, plant and equipment was reduced in 2007 by the carrying values of the six properties sold, which amounted to approximately $73.0 million, of which $65.5 million was buildings and improvements, and $7.5 million was land. The resulting gain of approximately $53.2 million (net of $3.7 million of closing costs) was recorded as a deferred credit in our Consolidated Balance Sheet. The remaining deferred credit is being amortized to income on a straight-line basis as an offset to rent expense over the 20-year lease term. As of December 25, 2011, the remaining deferred credit was $40.9 million, of which $2.6 million was included in other current liabilities. As of December 26, 2010, the remaining deferred credit was $43.4 million, of which $2.6 million was included in other current liabilities.

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 25, 2011, future minimum lease payments for capital leases and non-cancelable operating leases having an initial or remaining noncancelable lease term in excess of one year, were as follows (in thousands):

	Capital Leases	Operating Leases
For the fiscal year:
2012	$765	$47,595
2013	769	45,891
2014	696	44,316
2015	476	39,119
2016	476	37,197
Thereafter	2,580	298,990
Total minimum lease payments	5,762	$513,108
Less amounts representing interest	(1,712)
Present value of minimum payments on capital leases	$4,050

Future minimum rental payments to be received under noncancelable subleases as of December 25, 2011 totaled approximately $4.1 million. Total rental expense for operating leases, including rentals on month-to-month leases, was $60.3 million, $53.3 million and $50.6 million for the years ended December 25, 2011, December 26, 2010, and December 27, 2009, respectively.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, derivative financial instruments and debt, including obligations under capital leases. The carrying values of financial instruments other than derivative financial instruments and fixed-rate debt approximated their fair values as of December 25, 2011 and December 26, 2010 due to their short-term maturities or market rates of interest. Derivative financial instruments were recorded at fair value (Note 12). As of December 25, 2011 and December 26, 2010, the fair value of our floating-rate debt, consisting of our asset-based revolving credit facility and the revolving loan under our Canadian credit facility, approximated carrying value due to our ability to borrow at comparable terms in the open market.
The following table presents the carrying values and fair values of our fixed-rate debt (in thousands):

	December 25, 2011		December 26, 2010
	Carrying value	Fair value	Carrying value	Fair value

10.5% Senior Secured Notes due November 2013 (1)	$296,934	$305,250	$295,536	$319,500
8.5% Senior Subordinated Notes due February 2014	325,000	298,188	325,000	295,100
(1) The carrying values of the 10.5% Senior Secured Notes are presented net of the unamortized discount as of each date.
The estimated fair values of the senior secured notes and the senior subordinated notes were determined using Level 1 inputs in the fair value hierarchy, as defined in FASB ASC Topic 820, Fair Value Measurements and Disclosures and were based on the last trade price of the debt prior to close of trading on December 23, 2011 and December 23, 2010, the last business day of each respective fiscal period.
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

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On a recurring basis prior to their expiration date in February 2011, we measured our interest rate swap agreements (Note 12) at fair value using an income approach and Level 2 inputs in the fair value hierarchy. The income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts incorporating observable market inputs as of the reporting date such as prevailing interest rates. Both the counterparty’s credit risk and our credit risk were considered in the fair value determination.

(12) DERIVATIVE INSTRUMENTS
As of December 26, 2010, we had three outstanding receive-variable (three-month LIBOR), pay-fixed interest rate swap agreements with an aggregate notional amount of $150.0 million that were originally entered into to hedge a portion of our exposure to interest rate risk related to term loan borrowings under our former variable-rate first lien facility. The effective date of the interest rate swaps was August 28, 2007 and the expiration date was February 28, 2011. The interest rate swaps were initially designated and qualified as highly-effective cash flow hedges. As of June 28, 2009, these swaps no longer qualified for hedge accounting because we extinguished our first lien credit facility as part of our July 2009 refinancing transactions.
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

When the interest rate swaps were designated as cash flow hedges, we reported the mark-to-market changes on the swaps as a component of accumulated other comprehensive income (loss) in accordance with FASB ASC Topic 815, Derivatives. As a result of the refinancing transactions, the hedged forecasted payments of variable-rate interest on borrowings under the first lien credit facility were no longer probable of occurring. Accordingly, we discontinued hedge accounting prospectively, and, as a result, the cumulative mark-to-market loss of $9.1 million associated with these swaps was reclassified from accumulated other comprehensive loss to interest expense in June 2009. Since the third fiscal quarter of 2009, we have reported the mark-to-market changes on the swaps as a component of interest expense, net. The mark-to-market gains (losses) recognized in interest expense during the years ended December 25, 2011, December 26, 2010, and December 27, 2009 were $1.4 million, $6.9 million and $(2.8) million, respectively. The net (loss) gain recognized in interest expense during the years ended December 25, 2011, December 26, 2010 and December 27, 2009 was $(0.1) million, $0.8 million and $6.3 million, respectively. The accounting impact in 2011 was all recognized in the thirteen weeks ended March 27, 2011.

The location and amount of all gains or losses recognized in income on the interest rate swaps, including the reclassification from accumulated other comprehensive loss to interest expense are as follows (in millions):

		(Gain) Loss Recognized during the Year Ended
Derivative Instruments	Location in Consolidated Statements of Operations	December 25, 2011	December 26, 2010	December 27, 2009
Interest rate swaps	Interest (income) expense, net	$(0.1)	$0.8	$6.3
Interest rate swaps	Reclassification of unrealized loss on cash flow hedges to interest expense	—	—	9.1

The reclassification adjustment from accumulated other comprehensive loss for losses realized in net earnings, net of tax, was $3.5 million for the year ended December 27, 2009.
Prior to their expiration date of February 28, 2011, we reported our interest rate swap agreements at fair value on our consolidated balance sheet. As of December 26, 2010, their fair value of $1.4 million was included in other current liabilities.

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) PENSION AND OTHER POSTRETIREMENT BENEFITS

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
The following table sets forth the change in benefit obligation for our benefit plans (in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Change in benefit obligation:
Benefit obligation at beginning of year	$134,404	$122,910	$8,122	$7,922
Service cost	1,074	1,384	102	56
Interest cost	7,038	7,044	363	374
Curtailment loss	—	577	—	—
Actuarial losses (gains)	6,184	8,967	(103)	568
Foreign currency exchange rate changes	(596)	821	(39)	81
Plan participant contributions	173	170	355	415
Benefits paid	(8,101)	(7,469)	(1,234)	(1,294)
Benefit obligation at end of year	$140,176	$134,404	$7,566	$8,122

Change in plan assets:
Fair value of plan assets at beginning of year	$103,098	$93,567	$—	$—
Actual return on plan assets	(1,318)	9,764	—	—
Foreign currency exchange rate changes	(440)	835	—	—
Employer contributions	6,605	6,231	879	879
Plan participant contributions	173	170	355	415
Benefits paid	(8,101)	(7,469)	(1,234)	(1,294)
Fair value of plan assets at end of year	$100,017	$103,098	$—	$—

Funded Status - Benefit obligation in Excess of Plan Assets	$(40,159)	$(31,306)	$(7,566)	$(8,122)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Postretirement Benefits
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Noncurrent assets	$—	$—	$—	$—
Current liabilities	(407)	(449)	(1,017)	(806)
Noncurrent liabilities	(39,752)	(30,857)	(6,549)	(7,316)
Net amount recognized at end of year	$(40,159)	$(31,306)	$(7,566)	$(8,122)
Prior service credit	$—	$—	$4,307	$4,742
Net actuarial loss	(44,859)	(32,441)	(1,703)	(1,884)
Accumulated other comprehensive (loss) income	$(44,859)	$(32,441)	$2,604	$2,858

The estimated amount that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost (income) in 2012 is as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Amortization of actuarial losses	$2,378	$67
Amortization of prior service credit	—	(435)
Total loss (income)	$2,378	$(368)

The accumulated benefit obligation for all defined benefit pension plans was approximately $137.6 million and $131.7 million as of December 25, 2011 and December 26, 2010, respectively. The following table presents aggregated information for individual pension plans with an accumulated benefit obligation in excess of plan assets as of December 25, 2011 and December 26, 2010, (in thousands):

	December 25, 2011	December 26, 2010
Projected benefit obligation	$140,176	$103,053
Accumulated benefit obligation	137,588	103,053
Fair value of plan assets	100,017	73,441

Net periodic benefit cost for our pension and other postretirement benefit plans consists of the following (in thousands):

	For the year ended
	December 25, 2011	December 26, 2010	December 27, 2009
Pension Benefits
Service cost	$1,074	$1,384	$925
Interest cost	7,038	7,044	7,065
Expected return on plan assets	(7,818)	(7,105)	(5,864)
Amortization of prior service cost	—	119	204
Amortization of net loss	2,663	2,643	2,201
	2,957	4,085	4,531
Curtailment loss(1)	—	1,475	—
Net periodic benefit cost	$2,957	$5,560	$4,531
Other Postretirement Benefits
Service cost	$102	$56	$35
Interest cost	363	374	773
Amortization of prior service credit	(435)	(435)	(435)
Amortization of net loss	77	52	343
Net periodic benefit cost	$107	$47	$716

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Key assumptions - The following weighted-average assumptions were used to determine the benefit obligation at fiscal year-end and the net periodic benefit cost for each fiscal year:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
To determine benefit obligation at fiscal year-end:
Discount rate:
North America	4.89%	5.38%	4.47%	4.72%
Europe	4.75%	5.25%	—	—
Expected long-term rate of return on plan assets:
North America	6.86%	7.59%	—	—
Europe	5.60%	7.30%	—	—

To determine net periodic benefit cost for each fiscal year:
Discount rate:
North America	5.38%	5.94%	4.72%	5.04%
Europe	5.25%	5.65%	—	—
Expected long-term rate of return on plan assets:
North America	7.59%	7.61%	—	—
Europe	7.30%	7.70%	—	—

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

One of the pension plans for Solo Cup Canada is pay-related. The rate of compensation increase used to determine the benefit obligation as of December 25, 2011 and December 26, 2010, and the net periodic benefit cost for the plan for the fiscal years then ended was 3.50%. The discount rate is based on rates at which the pension benefit obligation could effectively be settled on a present value basis. To determine the weighted average discount rate, we review long-term, high-quality corporate bonds at our measurement date and use a model that matches the projected benefit payments for our plans to coupons and maturities from high-quality bonds.

The expected long-term rate of return on plan assets takes into consideration historical and expected long-term returns based upon the weighted-average allocation of equities, fixed income and other asset components comprising the plans’ assets at the plans’ measurement dates.

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For measurement purposes, the assumed health care cost trend rates were as follows:

Health care cost trend rate assumed for 2012	8.0%
Rate to which the cost trend rate is assumed to decline	4.5% - 5.0%
Year that the rate reaches the ultimate trend rate	2018 - 2019

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$40	$(31)
Effect on postretirement benefit obligation	391	(322)

Plan Assets - The weighted-average asset allocation of our pension plan assets, by category, were as follows:

	Plan Assets at
	December 25, 2011	December 26, 2010
Asset Category
Equity securities	63.2%	64.7%
Debt securities	33.5%	32.4%
Real estate	2.3%	1.5%
Other	1.0%	1.4%
Total	100.0%	100.0%

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

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value measurements for the pension plans’ assets at December 25, 2011 and December 26, 2010 are summarized below (in thousands):

December 25, 2011	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan net assets:
Cash and cash equivalents	$2,570	$—	$—	$2,570
Common collective funds (1)
Equity securities	—	29,646	—	29,646
Fixed-income securities	—	19,897	—	19,897
Pooled pension funds (2)
Equity securities	—	17,486	—	17,486
Fixed-income securities	—	11,263	—	11,263
Pooled pension fund (3)	—	19,155	—	19,155
Total plan net assets at fair value	$2,570	$97,447	$—	$100,017

December 26, 2010	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan net assets:
Cash and cash equivalents	$1,412	$—	$—	$1,412
Common collective funds (1)
Equity securities	—	33,573	—	33,573
Fixed-income securities	—	18,938	—	18,938
Pooled pension funds (2)
Equity securities	—	18,540	—	18,540
Fixed-income securities	—	10,855	—	10,855
Pooled pension fund (3)	—	19,780	—	19,780
Total plan net assets at fair value	$1,412	$101,686	$—	$103,098

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

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contributions - We expect to contribute approximately $8 million to our pension plans and approximately $1 million to our other postretirement benefit plans in 2012.
As a result of the closing of our Springfield, Missouri manufacturing facility in March 2011 (Note 3), we are currently in discussions with the Pension Benefit Guaranty Corporation regarding the timing of company contributions into the related defined benefit pension plan.

Estimated future benefit payments - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Postretirement Benefits
2012	$7,879	$1,016
2013	8,008	895
2014	8,188	843
2015	8,353	778
2016	8,547	562
Years 2017 - 2021	44,921	2,111

Defined contribution plans - Our U.S. defined contribution benefit plan, the Solo Cup Company Profit Sharing Plus Plan, covers substantially all U.S. employees of Solo Cup Operating Corporation and qualifies under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 75% of their qualified gross wages as defined in the plan. Prior to January 1, 2009, we provided a matching contribution equal to 75% of the first 2%, and 50% of the next 4%, of each employee’s eligible compensation contributed to the plan. For certain union employees, we provide a matching contribution equal to 100% of the first 2%, and 50% of the next 4%, of each employee’s eligible compensation contributed to the plan. In addition, we may make additional profit-sharing contributions at the sole discretion of our Board of Directors. Charges for employer contributions to the plan were $2.9 million for the year ended December 25, 2011 and were nominal for the years ended December 26, 2010 and December 27, 2009 because we temporarily eliminated employer-match contributions for our employees during 2009. The employer-match contributions were reinstated in 2010; however, the 2010 contributions were funded out of plan forfeitures. Charges for employer contributions to the plan are recorded in cost of goods sold and selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

We also have defined contribution plans for Solo Cup Canada and Solo Cup Europe Limited employees. Charges for employer contributions to these plans were approximately $0.5 million in each of the years ended December 25, 2011, December 26, 2010 and December 27, 2009, and are recorded in cost of goods sold and selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

(14) SHAREHOLDER'S EQUITY

On February 27, 2004, Solo Delaware received net proceeds of $229.6 million from the issuance of 100 shares of Common Stock to Solo Cup Investment Corporation and the retirement of all outstanding shares of Solo Illinois’ Class A and Class B common stock. To fund this purchase of Solo Delaware common stock, Solo Cup Investment Corporation issued $240.0 million of convertible participating preferred stock (“CPPS”) to Vestar. The CPPS pays cash dividends at a rate of 10.0% per annum on an amount equal to the sum of the original purchase price of the CPPS plus all accrued and unpaid dividends. Dividends accumulate to the extent not paid, whether or not earned or declared. As of December 25, 2011, accrued and unpaid dividends were approximately $276.2 million.

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

(15) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 25, 2011	December 26, 2010
Foreign currency translation adjustments	$11,059	$13,085
Pension liability adjustments, net of tax benefit of $6,237 and $5,215	(36,018)	(24,368)
Accumulated other comprehensive loss	$(24,959)	$(11,283)

(16) SHARE-BASED PAYMENTS

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

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the percentage of the LTIP Award Pool granted by the Board to individual participants and forfeited by individual participants during the years ended December 26, 2010 and December 25, 2011:

Percentage of LTIP Award Pool outstanding at December 27, 2009	69%
2010 Grants	12%
Less: 2010 Forfeitures	16%
Percentage of LTIP Award Pool outstanding at December 26, 2010	65%
2011 Grants	13%
Less: 2011 Forfeitures	2%
Percentage of LTIP Award Pool outstanding at December 25, 2011	76%

As of December 25, 2011, 76% of the LTIP Award Pool was outstanding. The percentage outstanding determines the allocation of the total LTIP Award Pool amongst the recipients and does not impact the total LTIP Award Pool. Expense is recorded over the participants’ service periods representing the period between a participant’s grant date and the Plan Termination Date. As additional grants are made to existing or new participants, compensation expense will be recorded over the respective future service period. Accordingly, the expense recorded in future periods will be affected by future participant grants and forfeitures. Based on our valuations of the Plan as of December 25, 2011, December 26, 2010, and December 27, 2009, we recorded a reduction of compensation expense of approximately $0.3 million in 2011, reduction of compensation expense of approximately $0.1 million in 2010, and compensation expense of $0.4 million in 2009. Compensation expense of $4.0 million is expected to be recognized over the remaining service period of 2.75 years. We measure the LTIP Award Pool’s fair value on a quarterly basis with a corresponding adjustment to compensation expense over the remaining service period.

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

The key assumptions used in the Black-Scholes Option Model include:

i.	the fair value of the underlying asset set equal to the estimated business enterprise value,

ii.	the strike price equal to the face value of the debt plus accrued interest,

iii.
volatility of 38.8%, 47.0% and 42.5% in 2011, 2010 and 2009, respectively, which was based on historic and implied forward volatilities for selected publicly-traded companies and calibrated such that the value derived by the model for the public debt was equivalent to the market trading price for the public debt on the valuation date,

iv.
forward one-year risk free rates ranging from 0.12% to 0.79% in 2011, 0.30% to 3.09% in 2010, and 0.43% to 4.62% in 2009, based on the market yields of government bonds with terms corresponding to the remaining term of the Plan at the respective node in the lattice model (ranging from 1 to 3 years for 2011; 1 to 4 years for 2010; 1 to 5 years for 2009), and

v.	a dividend yield of 0% for 2011, 2010 and 2009 based on the assumption that dividends would not be paid.

The recorded expense reflects management’s estimate of forfeitures, which is based on management’s turnover expectations related to the Plan participants and historical forfeiture rates. The assumed annual forfeiture rate applied in 2011, 2010 and 2009 was approximately 6%, 16% and 16%, respectively.

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) RELATED PARTY TRANSACTIONS
Advisory fees. Solo Delaware and Solo Cup Investment Corporation are parties to a management agreement with SCC Holding providing for, among other things, the payment by Solo Cup Investment Corporation of an annual advisory fee of $0.8 million to SCC Holding. Pursuant to the SCC Holding Agreement, we recorded $0.8 million of advisory fees during each of the years ended December 25, 2011, December 26, 2010 and December 27, 2009.
Solo Delaware and Solo Cup Investment Corporation are also parties to a management agreement with Vestar pursuant to which Solo Cup Investment Corporation agreed to pay Vestar an annual advisory fee of $0.8 million, plus reimbursement of its expenses. Pursuant to the Vestar Agreement, we recorded $0.8 million of advisory fees during each of the years ended December 25, 2011, December 26, 2010 and December 27, 2009 and out-of-pocket expenses of approximately $50 thousand, $66 thousand and $0.2 million, in 2011, 2010 and 2009, respectively. As of December 25, 2011 and December 26, 2010, approximately $30 thousand and $20 thousand, respectively, were including in other current liabilities for out-of-pocket expenses.

Accounting guarantee. In February 2009, we entered into an agreement by which we leased to Sun Products Corporation a warehouse located in Havre de Grace, Maryland, which we closed in December 2008. One or more Vestar entities have an equity interest in Sun Products. The lease is for a term of seven years and includes two 5-year renewal options. During September 2009, we sold the Havre de Grace property and simultaneously assigned the lease to the new owner. One of the contractual terms of the purchase agreement with the new owner requires us to lease the property from the new owner for years 8-15 beginning in 2016 in the event the tenant does not renew the lease. We recorded a liability equal to the estimated fair value of this guarantee of approximately $1.2 million in accordance with FASB ASC Topic 460, Guarantees and Topic 820, Fair Value Measurements and Disclosures, and, due to our continuing involvement in the property, deferred the gain on the sale. The inputs used in the fair value calculation represent significant unobservable inputs, which are considered Level 3 inputs as defined by Topic 820.

(18) COMMITMENTS AND CONTINGENCIES

We are involved in various claims and legal actions arising from time to time in the ordinary course of business. We believe that the ultimate disposition of these matters would not have a material adverse effect on our business, consolidated financial position, results of operations or liquidity.

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) GOVERNMENT OBLIGATIONS
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
In February 2011, we entered into an agreement to sell the property for $5.0 million in cash and received $1.0 million at that time towards the purchase price. Our obligation to sell the property was contingent upon the assumption by the buyer and our release from the government obligations described above, which totaled approximately $19.8 million as of June 26, 2011. These amounts were included in other current liabilities in our consolidated balance sheet as of that date.
We closed the sale of the undeveloped property in September 2011, during our third fiscal quarter, and received gross proceeds of $4 million, representing the remaining balance of the $5 million purchase price payable to us. In connection with the sale, the buyer assumed all of the government obligations described above and we were released from all but $3.3 million of those obligations. At closing, the buyer agreed to indemnify us fully from any and all liability relating to the $3.3 million of obligations from which we were not released.
As a result of the sale transaction, we reduced our other current liabilities by approximately $16.5 million to reflect the government obligations from which we were released. The government obligations of $3.3 million from which we were not released remain as other current liabilities in the accompanying balance sheet as of December 25, 2011, with a corresponding receivable of $3.3 million in other assets to reflect our right to receive indemnification from the buyer.

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
No individual customer accounted for greater than 10% of consolidated net sales in fiscal year 2011, 2010 or 2009. It is not practicable for us to report revenues from external customers for each product and service or for each group of similar products.
(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) SEGMENTS (CONTINUED)

(in thousands)	North America	Europe (1)	Other	Total Segments	Eliminations	Total
Year ended December 25, 2011
Revenues from external customers	$1,500,859	$120,405	$15,051	$1,636,315	$—	$1,636,315
Intersegment net sales	29,682	87	—	29,769	(29,769)	—
Operating (loss) income	(22,276)	2,331	1,319	(18,626)	(173)	(18,799)
Depreciation and amortization	84,063	3,711	192	87,966	—	87,966
Capital expenditures	27,859	1,111	40	29,010	(668)	28,342
Property, plant and equipment, net	305,481	10,428	2,193	318,102	—	318,102
Total assets at year end	768,453	58,552	13,771	840,776	(61,701)	779,075
Year ended December 26, 2010
Revenues from external customers	$1,460,319	$109,692	$12,850	$1,582,861	$—	$1,582,861
Intersegment net sales	21,315	—	—	21,315	(21,315)	—
Operating (loss) income	(29,458)	(2,936)	1,057	(31,337)	132	(31,205)
Depreciation and amortization	112,476	3,821	268	116,565	—	116,565
Capital expenditures	40,740	1,318	126	42,184	(29)	42,155
Property, plant and equipment, net	413,863	12,905	2,345	429,113	—	429,113
Total assets at year end	857,455	53,409	12,368	923,232	(58,560)	864,672
Year ended December 27, 2009
Revenues from external customers	$1,382,999	$106,252	$13,301	$1,502,552	$—	$1,502,552
Intersegment net sales	23,575	28	—	23,603	(23,603)	—
Operating income (loss)	50,741	(21,953)	1,416	30,204	(102)	30,102
Depreciation and amortization	71,678	4,039	303	76,020	—	76,020
Capital expenditures	70,286	1,419	110	71,815	—	71,815
Property, plant and equipment, net	490,678	15,800	2,486	508,964	—	508,964
Total assets at year end	973,787	59,309	12,258	1,045,354	(57,936)	987,418

(1)	The operating loss of the Europe reporting segment for the year ended December 27, 2009, includes a goodwill impairment charge of approximately $17.2 million (Note 7).

Net sales by customer group were as follows:

	For the year ended
(in thousands)	December 25, 2011	December 26, 2010	December 27, 2009
Foodservice	$1,293,661	$1,255,779	$1,212,539
Consumer	342,654	327,082	290,013
Net Sales	$1,636,315	$1,582,861	$1,502,552

Geographic information:

Net sales from external customers by customer location are determined based on where our products were delivered. Long-lived assets include property, plant and equipment, net; intangible assets, net; and certain other non-current assets.

	For the year ended
(in thousands)	December 25, 2011	December 26, 2010	December 27, 2009
United States	$1,287,229	$1,262,687	$1,200,067
Other countries	349,086	320,174	302,485
Revenues from external customers	$1,636,315	$1,582,861	$1,502,552

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) SEGMENTS (CONTINUED)

	For the year ended
(in thousands)	December 25, 2011	December 26, 2010
United States	$301,185	$408,190
Other countries	40,973	47,545
Total long-lived assets	$342,158	$455,735

Reconciliation:

	For the year ended
(in thousands)	December 25, 2011	December 26, 2010	December 27, 2009
Operating income (loss):
Total segment and other operating (loss) income	$(18,626)	$(31,337)	$30,204
Elimination of intersegment operating (income) loss	(173)	132	(102)
Interest expense	(70,745)	(70,827)	(72,739)
Interest income	164	211	535
Loss on debt extinguishment	—	—	(2,520)
Foreign currency exchange (loss) gain, net	(1,826)	(2,221)	2,577
Gain from bargain purchase	—	1,733	—
Loss before income taxes	$(91,206)	$(102,309)	$(42,045)

(21) VALUATION AND QUALIFYING ACCOUNT

The valuation and qualifying account is the allowance for doubtful accounts. The changes in this account were as follows (in thousands):

	Beginning balance	Charged to costs and expenses	Charged to other accounts (1)	Deductions	Ending balance
Allowance for doubtful accounts
2011	$1,837	$167	$110	$(1,283)	$831
2010	1,114	1,061	106	(444)	1,837
2009	1,453	655	(44)	(950)	1,114

(1)	Charged to other accounts includes recoveries received, reclassifications and cumulative translation adjustments for translation of foreign accounts.

(22) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following sets forth certain unaudited financial data for quarterly periods during fiscal years 2011 and 2010 (in millions):

	4Q 2011	3Q 2011	2Q 2011	1Q 2011	4Q 2010	3Q 2010	2Q 2010	1Q 2010
Net sales	$413.0	$416.3	$435.9	$371.1	$409.2	$409.6	$419.2	$344.9
Gross profit	30.2	32.7	37.1	30.4	45.3	27.4	32.6	38.3
Net loss	(22.5)	(16.6)	(29.1)	(25.3)	(17.2)	(30.7)	(39.8)	(16.5)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) GUARANTOR NOTE
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

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Balance Sheet December 25, 2011 (In thousands)
	Solo Delaware(1)	SF Holdings(2) (Guarantor)	SCOC(3)	Other Guarantors(4)	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$6,185	$4,821	$8,316	$—	$19,322
Accounts receivable - trade	—	—	82,046	18,277	21,397	—	121,720
Accounts receivable - other	1,857	—	21,303	2,202	77	(17,492)	7,947
Inventories	—	—	210,622	22,067	25,257	(2,436)	255,510
Deferred income taxes	—	—	7,242	—	504	—	7,746
Prepaid expenses and other current assets	—	—	20,968	1,847	1,588	—	24,403
Total current assets	1,857	—	348,366	49,214	57,139	(19,928)	436,648
Property, plant and equipment, net	—	—	280,062	10,428	27,612	—	318,102
Intangible assets, net	—	—	696	—	—	—	696
Intercompany receivables - non-current	203,178	—	6,089	—	—	(209,267)	—
Intercompany debt - non-current	373,561	—	38,314	—	—	(411,875)	—
Investments in subsidiaries	(144,127)	200,907	53,758	—	20,389	(130,927)	—
Other assets	8,217	—	12,209	1,129	2,074	—	23,629
Total assets	$442,686	$200,907	$739,494	$60,771	$107,214	$(771,997)	$779,075
Liabilities and Shareholder’s (Deficit) Equity
Current liabilities:
Accounts payable	$—	$—	$72,955	$11,781	$6,550	$—	$91,286
Intercompany payable	—	—	4,047	7,192	6,253	(17,492)	—
Accrued expenses and other current liabilities	15,461	—	55,690	2,164	7,037	—	80,352
Current maturities of long-term debt	—	—	202	250	—	—	452
Total current liabilities	15,461	—	132,894	21,387	19,840	(17,492)	172,090
Long-term debt, net of current maturities	621,934	—	39,584	494	—	—	662,012
Long-term debt, net of current maturities - intercompany	—	135,767	237,791	38,317	—	(411,875)	—
Deferred income taxes	—	—	7,149	—	680	—	7,829
Long-term payable - intercompany	—	209,267	—	—	—	(209,267)	—
Other long-term liabilities	—	—	121,169	2,408	8,276	—	131,853
Total liabilities	637,395	345,034	538,587	62,606	28,796	(638,634)	973,784
Total shareholder’s (deficit) equity	(194,709)	(144,127)	200,907	(1,835)	78,418	(133,363)	(194,709)
Total liabilities and shareholder’s (deficit) equity	$442,686	$200,907	$739,494	$60,771	$107,214	$(771,997)	$779,075

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

(23) GUARANTOR NOTE (CONTINUED)

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

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) GUARANTOR NOTE (CONTINUED)

	Consolidated Statement of Operations For the year ended December 25, 2011 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,427,621	$120,609	$227,528	$(139,443)	$1,636,315
Cost of goods sold	—	—	1,326,898	110,375	207,456	(138,814)	1,505,915
Gross profit	—	—	100,723	10,234	20,072	(629)	130,400
Selling, general and administrative expenses	—	—	114,686	8,021	12,616	(118)	135,205
Loss (gain) on asset disposals	—	—	593	(122)	475	—	946
Asset impairment	—	—	13,048	—	—	—	13,048
Operating (loss) income	—	—	(27,604)	2,335	6,981	(511)	(18,799)
Interest expense, net	14,757	25,157	29,936	538	193	—	70,581
Foreign currency exchange loss, net	—	—	1,271	123	432	—	1,826
Equity in loss (earnings) of subsidiaries	78,772	53,615	(5,143)	—	—	(127,244)	—
(Loss) income before income taxes	(93,529)	(78,772)	(53,668)	1,674	6,356	126,733	(91,206)
Income tax (benefit) provision	—	—	(53)	(2)	2,378	—	2,323
Net (loss) income	$(93,529)	$(78,772)	$(53,615)	$1,676	$3,978	$126,733	$(93,529)

	Consolidated Statement of Operations For the year ended December 26, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,383,917	$109,808	$193,356	$(104,220)	$1,582,861
Cost of goods sold	—	—	1,264,607	105,573	173,033	(103,901)	1,439,312
Gross profit	—	—	119,310	4,235	20,323	(319)	143,549
Selling, general and administrative expenses	—	—	130,246	7,191	13,041	(139)	150,339
Loss (gain) on asset disposals	—	—	3,811	(24)	92	—	3,879
Asset impairment	—	—	20,536	—	—	—	20,536
Operating (loss) income	—	—	(35,283)	(2,932)	7,190	(180)	(31,205)
Interest expense, net	14,562	22,915	32,536	566	37	—	70,616
Foreign currency exchange loss (gain), net	—	—	1,743	728	(250)	—	2,221
Equity in loss (earnings) of subsidiaries	89,651	66,736	(763)	—	—	(155,624)	—
Gain from bargain purchase	—	—	(1,733)	—	—	—	(1,733)
(Loss) income before income taxes	(104,213)	(89,651)	(67,066)	(4,226)	7,403	155,444	(102,309)
Income tax (benefit) provision	—	—	(330)	(433)	2,667	—	1,904
Net (loss) income	$(104,213)	$(89,651)	$(66,736)	$(3,793)	$4,736	$155,444	$(104,213)

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

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) GUARANTOR NOTE (CONTINUED)

	Consolidated Statement of Operations For the year ended December 27, 2009 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,317,912	$106,394	$176,719	$(98,473)	$1,502,552
Cost of goods sold	—	—	1,129,529	103,312	161,655	(98,364)	1,296,132
Gross profit	—	—	188,383	3,082	15,064	(109)	206,420
Selling, general and administrative expenses	15	—	132,764	7,814	9,662	(116)	150,139
Loss on asset disposals	—	—	8,508	8	453	—	8,969
Asset impairment	—	—	—	17,210	—	—	17,210
Operating (loss) income	(15)	—	47,111	(21,950)	4,949	7	30,102
Interest expense, net	9,009	20,872	32,095	1,070	50	—	63,096
Loss on debt extinguishment	2,520	—	—	—	—	—	2,520
Reclassification of unrealized loss on cash flow hedges to interest expense	9,108	—	—	—	—	—	9,108
Foreign currency exchange gain, net	—	—	(282)	(1,435)	(860)	—	(2,577)
Equity in loss (earnings) of subsidiaries	14,789	(6,083)	17,513	—	—	(26,219)	—
(Loss) income before income taxes	(35,441)	(14,789)	(2,215)	(21,585)	5,759	26,226	(42,045)
Income tax provision (benefit)	215	—	(8,298)	201	1,493	—	(6,389)
Net (loss) income	$(35,656)	$(14,789)	$6,083	$(21,786)	$4,266	$26,226	$(35,656)

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Statement of Cash Flows For the year ended December 25, 2011 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(35,867)	$—	$8,719	$1,558	$4,447	$—	$(21,143)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	—	—	26,234	81	3	(668)	25,650
Purchases of property, plant and equipment	—	—	(26,081)	(1,110)	(1,819)	668	(28,342)
Decrease in restricted cash	1,940	—	—	—	—	—	1,940
Other	—	—	(2,500)	—	—	—	(2,500)
Net cash provided by (used in) investing activities	1,940	—	(2,347)	(1,029)	(1,816)	—	(3,252)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facilities	—	—	26,452	—	(2,521)	—	23,931
Repayments of other debt	—	—	(167)	(276)	—	—	(443)
Collection on (repayment of) intercompany debt	33,927	—	(33,927)	—	—	—	—
Net cash provided by (used in) financing activities	33,927	—	(7,642)	(276)	(2,521)	—	23,488
Effect of exchange rate changes on cash	—	—	—	(328)	(954)	—	(1,282)
Net decrease in cash and cash equivalents	—	—	(1,270)	(75)	(844)	—	(2,189)
Cash and cash equivalents, beginning of period	—	—	7,455	4,896	9,160	—	21,511
Cash and cash equivalents, end of period	$—	$—	$6,185	$4,821	$8,316	$—	$19,322

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Statement of Cash Flows For the year ended December 26, 2010 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(40,218)	$—	$100,231	$(17,686)	$1,758	$(384)	$43,701
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	—	—	7,666	83	1	(29)	7,721
Purchases of property, plant and equipment	—	—	(40,520)	(1,318)	(346)	29	(42,155)
Investment in subsidiary	—	—	—	—	(19,521)	19,521	—
Business acquisition, net of cash acquired	—	—	(23,661)	—	—	—	(23,661)
Decrease in restricted cash	8,470	—	—	—	—	—	8,470
Proceeds from insurance reimbursement	—	—	1,201	—	—	—	1,201
Net cash provided by (used in) investing activities	8,470	—	(55,314)	(1,235)	(19,866)	19,521	(48,424)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facilities	—	—	(4,973)	—	2,652	—	(2,321)
Repayments of term notes	—	—	—	—	(410)	—	(410)
Proceeds from investment in subsidiary	—	—	—	19,521	—	(19,521)	—
Return of capital to parent	(100)	—	—	—	—	—	(100)
Collection on (repayment of) intercompany debt	32,221	—	(32,221)	—	—	—	—
Repayments of other debt	—	—	(117)	(256)	—	—	(373)
Debt issuance costs	(373)	—	(156)	—	(214)	—	(743)
Net cash provided by (used in) financing activities	31,748	—	(37,467)	19,265	1,644	(19,137)	(3,947)
Effect of exchange rate changes on cash	—	—	—	35	140	—	175
Net increase (decrease) in cash and cash equivalents	—	—	7,450	379	(16,324)	—	(8,495)
Cash and cash equivalents, beginning of period	—	—	5	4,517	25,484	—	30,006
Cash and cash equivalents, end of period	$—	$—	$7,455	$4,896	$9,160	$—	$21,511

(Continued)

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) GUARANTOR NOTE (CONTINUED)

	Condensed Consolidated Statement of Cash Flows For the year ended December 27, 2009 (In thousands)
	Solo Delaware	SF Holdings (Guarantor)	SCOC	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(24,415)	$—	$150,610	$1,582	$10,160	$—	$137,937
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	—	—	17,016	2	22	(430)	16,610
Purchases of property, plant and equipment	—	—	(69,655)	(1,733)	(857)	430	(71,815)
Investment in subsidiary	—	—	(3,000)	—	—	3,000	—
Increase in restricted cash	(10,410)	—	—	—	—	—	(10,410)
Decrease in cash in escrow	—	—	50	—	—	—	50
Net cash (used in) provided by investing activities	(10,410)	—	(55,589)	(1,731)	(835)	3,000	(65,565)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facilities	(28,000)	—	15,000	—	—	—	(13,000)
Borrowings under Senior Secured Notes	293,784	—	—	—	—	—	293,784
Repayments of term notes	(361,954)	—	—	—	(1,250)	—	(363,204)
Capital contribution from parent	—	—	—	3,000	—	(3,000)	—
Collection on (repayment of) intercompany debt	100,501	—	(101,526)	1,025	—	—	—
Repayments of other debt	—	—	—	(344)	—	—	(344)
Debt issuance costs	(9,816)	—	(8,498)	—	—	—	(18,314)
Net cash (used in) provided by financing activities	(5,485)	—	(95,024)	3,681	(1,250)	(3,000)	(101,078)
Effect of exchange rate changes on cash	—	—	—	(34)	1,242	—	1,208
Net (decrease) increase in cash and cash equivalents	(40,310)	—	(3)	3,498	9,317	—	(27,498)
Cash and cash equivalents, beginning of period	40,310	—	8	1,020	16,166	—	57,504
Cash and cash equivalents, end of period	$—	$—	$5	$4,518	$25,483	$—	$30,006

SOLO CUP COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) SUBSEQUENT EVENT

On March 21, 2012, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Solo Cup Investment Corporation (“SCIC”), SCC Holding Company LLC, Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, the stockholders listed on the signature pages thereto and Dart Container Corporation (“Dart”). Pursuant to the Stock Purchase Agreement, the selling stockholders have agreed to sell, and Dart has agreed to purchase, all of the outstanding capital stock of SCIC, which is the sole stockholder of the Company (the “Transaction”). The aggregate value of the Transaction, including the Company's outstanding indebtedness, is approximately $1.0 billion and is subject to customary closing adjustments. Consummation of the Transaction is anticipated by the end of the third quarter of 2012.

Under the Stock Purchase Agreement, Dart has the option to request the Company to effect a tender offer for both the Company's 10.5% Senior Secured Notes due 2013 and its 8.5% Senior Subordinated Notes due 2014 (Note 9) and/or cause the Company to satisfy and discharge such Notes in accordance with their respective indentures in connection with the closing of the Transaction.

The Transaction would be considered a Liquidity Event as defined in our Long Term Incentive Plan, and as such, the consumation of the Transaction would trigger an award under this plan as described in Note 16.

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
Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 25, 2011.
Management Report on Internal Control Over Financial Reporting
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
Under the supervision and with the participation of management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment using those criteria, management concluded that the Company's internal control over financial reporting as of December 25, 2011 was effective.
Changes in Disclosure Controls and Procedures
During the thirteen weeks ended December 25, 2011, the Company substantially completed the retirement of a software system that affects its processes and controls over the recording of manufacturing activity at approximately half our plants. With the completion of the implementation, all U.S. and Canadian manufacturing plants now use the same software system to record and report these transactions. This system retirement has resulted in a significant change to the Company's internal controls as now all plants apply the same financial reporting processes, and management's review process has become more efficient. While management believes the changes have improved and strengthened its overall system of internal control, there are inherent risks associated with implementing software changes. Management believes that its controls in the affected areas, as modified, continue to be designed appropriately and operate effectively.
There have been no other changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended December 25, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Kevin A. Mundt (1)	58	Chairman of the Board, Chairman of the Audit Committee, Member of the Compensation Committee
Robert L. Hulseman	79	Chairman Emeritus of the Board
Robert M. Korzenski	57	Chief Executive Officer, President and Director
Robert D. Koney, Jr.	55	Executive Vice President and Chief Financial Officer
George F. Chappelle, Jr.	50	Executive Vice President and Chief Operating Officer
Jan Stern Reed	52	Executive Vice President - HR, General Counsel and Secretary
Peter J. Mendola	57	Senior Vice President - Operations
Larinda I. Becker	47	Vice President - Foodservice Marketing
Kimberly V. Healy	42	Vice President - Consumer Products Division
Jeffrey W. Lombardo	49	Vice President - Foodservice Sales
R. James Alexy	71	Director
Jeffrey M. Greene	52	Director, Chairman of the Compensation Committee
Neil Harrison	59	Director, Member of the Audit Committee
James R. Hulseman	58	Director
John D. Hulseman	55	Director
Paul J. Hulseman	51	Director
Daniel S. O'Connell (1)	58	Director, Member of the Compensation Committee
Brian P. O'Connor (1)	36	Director, Member of the Audit Committee

(1)
Each of Messrs Mundt, O’Connell and O’Connor is an employee and equity owner of Vestar Capital Partners, an affiliate of Solo Delaware, due to its ownership of 32.71% of the voting stock of Solo Cup Investment Corporation, the parent of Solo Delaware.

Kevin A. Mundt is a director and has served as Chairman of the Board since December 2006. Mr. Mundt is a managing director of Vestar Capital Partners, which he joined in 2004. Previously he was a Managing Director of Mercer Oliver Wyman, the financial consulting arm of Marsh and McLennan from 1998 to 2003. Prior to that, beginning in 1983, he was one of the founders of Corporate Decisions, Inc., which was acquired by Marsh and McLennan. Mr. Mundt is also currently a director of MediMedia, Del Monte Foods, National Mentor and Sun Products Corporation. He also served as a director of Telephone Data Systems, Inc. (AMEX: TDS) from July 1998 through December 2005.

Robert L. Hulseman is a director and has served as Chairman Emeritus since December 2006. He served as Chairman and Chief Executive Officer of Solo Delaware from January 2004 until December 2006. Mr. Hulseman served as Chairman and Chief Executive Officer of Solo Illinois from January 1998 to October 2005, and served as a director of Solo Illinois from April 1956 to June 2005. He began his career in the disposable foodservice and food packaging products industry with Solo Illinois in 1950. Mr. Hulseman is the father of Paul J. Hulseman, and the uncle of James R. and John D. Hulseman, all of whom are directors of Solo Delaware.

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

Peter J. Mendola is Senior Vice President – Operations of Solo Delaware, having served in that capacity since April 2007. Prior to joining Solo Delaware, Mr. Mendola spent 19 years at Georgia Pacific/Dixie , a world-wide manufacturer and marketer of tissue, packaging, paper, pulp and building products, most recently as Vice President – Paper Operations from 2004 until 2007, and Vice President – Supply Chain and Technical Services from 2001 to 2004.

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

Neil Harrison is a director of Solo Delaware, having served in that capacity since April 2007. Mr. Harrison is also currently a director of Sun Products Corporation and Del Monte Foods. Mr. Harrison served as the Chairman, President and Chief Executive Officer of Birds Eye Foods, an international producer of canned, bottled and frozen products, from September 2005 to December 2009. Prior to that time Mr. Harrison was Chairman, President and Chief Executive Officer of Atkins Nutritionals Inc. from February 2005 to June 2005. Prior to that role, Mr. Harrison was with the H.J. Heinz Company (NYSE: HNZ), where he served as an Executive Vice President – H. J. Heinz and President and Chief Executive Officer – Heinz North America from 2002 to 2004. From 1999 to 2002, Mr. Harrison was the President and Chief Executive Officer – Heinz Frozen Food Company.

James R. Hulseman is a director of Solo Delaware, having served in that capacity since August 2007. Mr. Hulseman is currently Vice President – Special Projects of Solo Cup Operating Corporation, the operating subsidiary of Solo Delaware. He previously held the position of Vice President – Global Quality Initiatives from 2002 to 2007 and prior to that as Vice President – Quality from October 2000. James R. Hulseman is the brother of John D. Hulseman, a director of Solo Delaware. He is also the nephew of Robert L. Hulseman, Chairman Emeritus of Solo Delaware, and a cousin of Paul J. Hulseman, a director of Solo Delaware.

John D. Hulseman is a director of Solo Delaware, having served in that capacity since August 2007. Mr. Hulseman has held the position of Energy Manager of Solo Cup Operating Corporation since 2006. From 2001 until 2006 he was a Production Manager. John D. Hulseman is the brother of James R. Hulseman, a director of Solo Delaware. He is also the nephew of Robert L. Hulseman, Chairman Emeritus of Solo Delaware, and a cousin of Paul J. Hulseman, a director of Solo Delaware.

Paul J. Hulseman is a director of Solo Delaware, having served in that capacity since November 2011. During the past five years, Mr. Hulseman has held the position of Senior Vice President of Solo Cup Operating Corporation. Mr. Hulseman is the son of Robert L. Hulseman, Chairman Emeritus of Solo Delaware, and a cousin of James R. and John D. Hulseman, directors of Solo Delaware.

Daniel S. O’Connell is a director of Solo Delaware, having served in that capacity since February 2004. Mr. O’Connell is the Chief Executive Officer and founder of Vestar Capital Partners. Prior to founding Vestar Capital Partners in 1998, Mr. O’Connell was a Managing Director and Co-Head of the Management Buyout Group at The First Boston Corporation. Mr. O’Connell is currently a director of Sun Products Corporation, Sunrise Medical, Inc., and Triton Container Ltd. He also served as a director of Birds Eye Foods, Inc. from 2002 to 2009, and Radiation Therapy Services, Inc. from 2008 to 2009.

Brian P. O’Connor is a Director of Solo Delaware, having served in that capacity since April 2008. In August 2000, Mr. O’Connor joined Vestar and most recently has served as a Managing Director since January 2012. Prior to that time he served in other capacities including as Principal from January 2009 to January 2012. Prior to joining Vestar, Mr. O’Connor was a member of the Merchant Banking group at Donaldson, Lufkin & Jenrette from August 1998 to June 2000.

Board Structure and Risk Oversight

Our business and affairs are managed under the direction of our board of directors. We currently have eleven directors. Pursuant to the Stockholders Agreement among Solo Delaware, Solo Cup Investment Corporation, Vestar, SCC Holding and specified other parties:

•	Messrs. Mundt, Alexy, Greene, Harrison, O'Connell and O'Connor serve on Solo Delaware's board of directors as designees of Vestar;

•	Messrs. Korzenski, Robert L. Hulseman, James R. Hulseman, John D. Hulseman and Paul J. Hulseman serve on Solo Delaware's board of directors as designees of SCC Holding; and

•	Mr. Mundt serves as Chairman of the Board of Solo Delaware as Vestar's designee to that position.

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

Board Meetings and Committees

The Board of Directors of Solo Delaware maintains an Audit Committee and a Compensation Committee that assist the Board of Directors in fulfilling its oversight responsibilities. The Audit Committee reviews Solo Delaware’s financial reporting process, its system of internal controls, the audit process and the process of monitoring Solo Delaware’s compliance with laws and regulations. Mr. Mundt serves as the chair of Solo Delaware’s Audit Committee, and the Board has designated Mr. Harrison as an “audit committee financial expert,” as defined by the SEC. None of the Directors is considered “independent” under the standards established by the New York Stock Exchange. The Compensation Committee reviews Solo Delaware’s employee benefit plans and executive compensation. The charters of the Audit and Compensation Committees are available free of charge at our website, www.solocup.com. In 2011, Solo Delaware’s Board of Directors held six meetings, the Audit Committee held four meetings and the Compensation Committee met once. All incumbent directors attended at least 75 percent of the total meetings held by the Board of Directors or of the total committee meetings of the Board on which that director served, except for Daniel S. O'Connell, who attended four of the six meetings of the Board of Directors.

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

Item 11.	Executive Compensation

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

Compensation Components. Our executive compensation includes a base salary, an annual cash incentive opportunity, a one-time cash retention bonus opportunity, traditional benefits and a long-term incentive cash award opportunity. We do not have any formal or informal policy or target for the percentage of compensation that is allocated between annual and long-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, we determine subjectively on a case-by-case basis – within a range based on job description and level – the appropriate amount and mix of the various compensation components.

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

Annual Cash Bonuses. In addition to base salaries, our executive officers are eligible to receive an incentive cash payment based primarily on annual financial performance and, to a lesser degree, annual individual objectives. This variable portion of our cash incentive program provides an opportunity for the executive officer to receive remuneration in direct proportion to the extent to which we have achieved our strategic, operational and financial goals. The annual bonuses are paid under our management incentive plan, which was established in 2007.

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

Each year, the compensation committee and Solo Delaware’s board of directors determine the metric or metrics by which company financial performance will be measured, and establish threshold (minimum), target and maximum payout levels for each such performance measure. If corporate financial performance measures are exceeded, participants may receive up to 200% of their targeted cash payment. If the threshold level of company financial performance is not achieved, there is no individual or company performance award payout under the MIP for that year.

2011 Management Incentive Plan: The compensation committee and Solo's board of directors established three financial metrics (Adjusted EBITDA, net debt and the achievement of a specific set of internal activities designed to reduce cost and improve profitability) on which company financial performance under the 2011 MIP was to be measured. In order for any amounts to be paid under the plan, a threshold level of Adjusted EBITDA was required to be achieved. For 2011, it was determined that Solo Delaware did not meet the threshold Adjusted EBITDA amount required to fund the plan, and accordingly, no awards were granted to any participants in the 2011 MIP, including the executive officers.

2012 Management Incentive Plan: The compensation committee and Solo's board of directors established Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, as adjusted for specified items) as the financial metric on which company financial performance under the 2012 MIP will be measured. The compensation committee has not yet recommended, and the full board has not yet approved, the 2012 salaries or 2012 MIP target bonus award opportunities (expressed as a percent of salary) for the named executive officers.

The remaining terms of the 2012 MIP are as described above under “Management Incentive Plan (“MIP”) – Background.”

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

Retirement Benefits. Executive officers also participate in our 401(k) plan, a tax-qualified retirement savings plan available to all employees, pursuant to which employees are permitted to defer a portion of their income under the 401(k) plan. In 2010, we matched 25% of the first 2% of salary contributed by an employee to the 401(k) plan on an after-tax basis. In 2011, we matched, and in 2012, we will match, 75% of the first 2% of salary and 50% of the next 4% of salary contributed by an employee to the 401(k) plan on an after-tax basis. We do not maintain any defined benefit plans in which our named executive officers participate. We offer a deferred compensation plan; none of our current named executive officers participated in this plan during 2009, 2010 or 2011.

Retention Bonuses. Our executive officers are eligible to receive a one-time cash retention bonus payable only upon the completion of a transaction involving a change of control of Solo Delaware occurring prior to June 1, 2012. These retention bonus arrangements are intended to retain executives and provide continuity of management in connection with a threatened or actual change in control transaction. The retention arrangements with each of the named executive officers are described below under the caption “Retention Bonuses.”

Severance Payments. Each of our named executive officers is entitled to receive severance benefits upon certain qualifying terminations of employment, based upon either an applicable provision in such executive’s employment agreement or pursuant to the terms of our Severance Policy. These severance arrangements are intended to retain executives and provide continuity of management in connection with a threatened or actual change in control transaction. The severance arrangements with each of the named executive officers are described below under the caption “Executive Employment Agreements.”

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and has discussed it with the Company’s management. Based on our review and discussion, we recommend to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2011.

Compensation Committee
Jeffrey M. Greene, Chair
Kevin A. Mundt
Daniel S. O’Connell

Summary Compensation Information for Named Executive Officers

The following tables, narrative and footnotes summarize the compensation earned by Solo Delaware’s named executive officers for all services rendered in all capacities to us. The named executive officers include our chief executive officer, chief financial officer and the next three most highly compensated executive officers in 2011 who were serving as such at the end of 2011.

Summary Compensation Table — Fiscal Year 2011

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Robert M. Korzenski	2011	750,000	—	—	—	18,873	768,873
Chief Executive Officer and	2010	745,961	—	291,395	—	10,226	1,047,582
President	2009	735,002	—	—	—	8,814	743,816

Robert D. Koney, Jr.	2011	425,000	—	—	—	9,076	434,076
EVP and Chief Financial Officer	2010	425,000	—	165,124	—	1,226	591,350
	2009	395,000	—	—	—	—	395,000

George F. Chappelle, Jr. (3)	2011	475,000	—	—	—	—	475,000
EVP and Chief Operating Officer	2010	468,269	—	184,550	—	125,731	778,550
	2009	77,885	100,000 (4)	—	—	—	177,885

Jan Stern Reed	2011	465,000	—	—	—	14,722	479,722
EVP - HR, General Counsel and	2010	460,962	—	180,665	—	6,239	647,866
Secretary	2009	450,001	—	—	—	5,008	455,009

Jeffrey W. Lombardo (5)	2011	288,115	—	—	—	135,573	423,688
VP - Foodservice Sales	2010	58,173	50,000 (6)	20,063	—	—	128,236
	2009	—	—	—	—	—	—

(1)	Amounts for 2010 represent annual incentive awards earned under the 2010 Management Incentive Plan, but paid in 2011. No amounts were awarded under the 2011 or 2009 Management Incentive Plan.

(2)	Amounts in this column consist of those items identified in the table “All Other Compensation” immediately following the Summary Compensation Table.

(3)	Mr. Chappelle joined Solo Delaware in October 2009.

(4)	Represents amount paid as a hiring bonus.

(5)	Mr. Lombardo joined Solo Delaware in October 2010.

(6)	Represents amount paid as a hiring bonus.

All Other Compensation

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($) (1)	Insurance Premiums and Health Care Expenses ($) (2)	Company Contributions to Retirement and 401(k) Plans ($)	Severance	Total All Other Compensation ($)
Robert M. Korzenski	2011	—	2,701	5,888	10,284	—	18,873
Chief Executive Officer and	2010	—	3,060	5,888	1,278	—	10,226
President	2009	—	2,926	5,888	—	—	8,814

Robert D. Koney, Jr.	2011	—	—	—	9,076	—	9,076
EVP and Chief Financial	2010	—	—	—	1,226	—	1,226
Officer	2009	—	—	—	—	—	—

George F. Chappelle, Jr.	2011	—	—	—	—	—	—
EVP and Chief Operating	2010	125,000 (4)	—	—	731	—	125,731
Officer (3)	2009	—	—	—	—	—	—

Jan Stern Reed	2011	—	1,621	3,533	9,568	—	14,722
EVP - HR, General Counsel	2010	—	1,475	3,533	1,231	—	6,239
and Secretary	2009	—	1,475	3,533	—	—	5,008

Jeffrey W. Lombardo	2011	131,291 (5)	—	—	4,282	—	135,573
VP - Foodservice Sales	2010	—	—	—	—	—	—
	2009	—	—	—	—	—	—

(1)	Amounts represent tax reimbursements on income imputed to the named executive officers for whole life insurance premiums paid on behalf of the officer by Solo Delaware.

(2)	Amounts represent whole life insurance premiums paid by Solo Delaware on behalf of the named executive officers.

(3)	Mr. Chappelle joined Solo Delaware in October 2009.

(4)
Represents a payment to Mr. Chappelle by Solo Delaware to partially reimburse him for certain relocation expenses that he became required to repay in 2010 to his former employer as a result of Mr. Chappelle’s decision to join Solo Delaware in October 2009.

(5)	Represents a lump-sum payment to Mr. Lombardo in 2011 to cover relocation expenses incurred by Mr. Lombardo in accordance with Solo Delaware's Relocation Policy.

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

Equity Value of SCIC	Percentage Used for LTIP Award Pool
First $240 million	2.5%
Next $240 million	7.5%
Over $480 million	15%

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

•
If a participant’s employment with Solo is terminated (1) without Cause or (2) as a result of death or Disability, as defined in the LTIP, the participant will vest in his or her award based on the number of full years that have elapsed between the date the Award was granted and the termination date, as set forth below:

Date of Termination	Percentage Vested
Prior to the 1st anniversary of Grant Date	—%
On or after the 1st anniversary of Grant Date and prior to the 2nd anniversary of Grant Date	20%
On or after the 2nd anniversary of Grant Date and prior to the 3rd anniversary of Grant Date	40%
On or after the 3rd anniversary of Grant Date and prior to the 4th anniversary of Grant Date	60%
On or after the 4th anniversary of Grant Date and prior to the 5th anniversary of Grant Date	80%
On or after the 5th anniversary of Grant Date	100%

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

Solo Delaware’s board of directors granted ten percent of the LTIP Award Pool to Mr. Korzenski and five percent of the LTIP Award Pool to each of Ms. Reed and Mr. Koney in October 2007, five percent of the LTIP Award Pool to Mr. Chappelle in October 2009, and three percent of the LTIP Award Pool to Mr. Lombardo in October 2010. No subsequent grants have been made to the named executive officers. Total grants of 76% of the LTIP Award Pool (including those grants to the above named executive officers) were outstanding as of December 25, 2011.

Director Compensation
Solo Delaware pays annual compensation of $50,000 to each director who is appointed by Vestar but is not employed by Vestar. For 2011, each of Messrs. Alexy, Greene and Harrison earned $50,000 for his services as a director. Solo Delaware also reimburses all directors for reasonable expenses for attending board meetings.

Executive Employment Agreements
The agreements described under this heading “Executive Employment Agreements” and amendments to such agreements are filed as exhibits to this annual report on Form 10-K.

Solo Cup Investment Corporation and Solo Cup Operating Corporation have employment agreements, as amended, with Mr. Korzenski and Ms. Reed. Mr. Korzenski’s agreement commenced on April 14, 2004, and Ms. Reed’s agreement commenced on November 30, 2004. The agreements automatically renew for one-year periods unless the executive or we provide the other with notice of termination at least ninety (90) days prior to its expiration. No notification of termination was provided during the existing terms of the agreements. Accordingly, Mr. Korzenski’s and Ms. Reed’s agreements will automatically renew on April 14, 2012 for additional one-year terms that may again be automatically renewed. In addition to base salary, which is reviewed annually and can be increased but not decreased, each executive is eligible to receive a percentage of annual salary as an annual bonus under the Management Incentive Plan. Upon termination of employment due to death or disability, the employment agreements provide that the executive will be paid all accrued and unpaid base salary and bonus and a prorated annual bonus for the year in which the termination occurs.

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

Each of Messrs. Chappelle and Koney is entitled to receive a severance amount equal to his annual base salary in effect as of the date of his termination if he terminates his employment for “good reason,” as such term is defined in his offer letter, as amended, or his employment is terminated without “cause,” as such term is defined in Solo Delaware's Salary Severance Policy.

Mr. Lombardo is entitled to receive a severance amount equal to his annual base salary in effect as of the date of his termination if his employment is terminated without “cause,” as such term is defined in Solo Delaware's Salary Severance Policy.

Retention Bonuses

Each of Messrs. Korzenski, Chappelle and Koney, and Ms. Reed is entitled to receive a bonus of $500,000, and Mr. Lombardo is entitled to receive a bonus of $100,000, in each case only upon the completion of a transaction involving a change of control of Solo Delaware occurring prior to June 1, 2012. The bonuses will be paid on the earliest to occur of: (1) the termination of the executive's employment on the date that is the later to occur of the completion of the transaction or the date until which a purchaser chooses to continue the executive's employment following the completion of the transaction or (2) the date that is four months following completion of the transaction, provided that the executive remains employed by the Company through such date.

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended December 25, 2011, the compensation committee of the board of directors of Solo Delaware determined executive compensation. None of Solo Delaware’s executive officers served as a director or member of the compensation committee or other board committee performing equivalent functions of another corporation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of Solo Delaware’s outstanding capital stock is owned by its parent company, Solo Cup Investment Corporation. Solo Delaware does not maintain any compensation plan under which equity securities of Solo Delaware are authorized for issuance. The following table presents the beneficial ownership of Solo Cup Investment Corporation’s voting stock as of March 1, 2012 by (1) Solo Delaware’s directors and named executive officers, (2) Solo Delaware’s current directors and executive officers as a group, and (3) other persons that beneficially own in excess of 5% of Solo Cup Investment Corporation’s voting stock. As of March 1, 2012, 10,425,100 shares of Solo Cup Investment Corporation common stock, or SCIC common stock, and 240,200 shares of Solo Cup Investment Corporation convertible participating preferred stock, or SCIC preferred stock, were outstanding.

All persons listed in the table below have sole voting and investment power with respect to their shares, except as otherwise indicated. In addition, unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Solo Cup Company, 150 South Saunders Road, Suite 150, Lake Forest, Illinois 60045. Beneficial ownership is determined in accordance with the rules of the SEC, under which, in general, persons having voting or investment power with respect to a security are deemed to be beneficial owners of that security. Shares of capital stock issuable pursuant to options or convertible securities, to the extent those options or convertible securities are exercisable or convertible, as applicable, within 60 days as of March 1, 2012, are treated as beneficially owned and outstanding for the purpose of computing the percentage ownership of the person holding the option or convertible security, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Common Stock		Convertible Participating Preferred Stock
Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class Beneficially Owned	Shares Beneficially Owned	Percent of Class Beneficially Owned	Stock Options Exercisable Within 60 Days
SCC Holding Company, LLC (1)	10,425,100	100.0% (2)	—	—	—
Vestar Capital Partners IV, L.P. and affiliates (2)	5,071,200 (4)	32.7% (4)	240,000	99.9%	—
Robert L. Hulseman (5)	10,425,100	100.0% (2)	—	—	—
Robert M. Korzenski	2,113 (4)	*	100	*	—
Robert D. Koney, Jr.	—	—	—	—	—
George F. Chappelle, Jr.	—	—	—	—	—
Jan Stern Reed	2,113 (4)	*	100	*	—
Peter J. Mendola	—	—	—	—	—
R. James Alexy	—	—	—	—	—
Jeffrey M. Greene	—	—	—	—	—
Neil Harrison	—	—	—	—	—
Paul J. Hulseman (1)	—	—	—	—	—
James R. Hulseman (1)	—	—	—	—	—
John D. Hulseman (1)	—	—	—	—	—
Kevin A. Mundt (3)	5,071,200 (4)	32.7% (4)	240,000	99.9%	—
Daniel S. O'Connell (3)	5,071,200 (4)	32.7% (4)	240,000	99.9%	—
Brian P. O'Connor (3)	5,071,200 (5)	32.7% (5)	240,000	99.9%	—
All directors and executive officers as a group (17 persons) (3) (4) (5)	15,500,526 (6)	100.0%	240,200	100%	—

*    Indicates less than 1% ownership.

(1)
Robert L. Hulseman holds 50% of the voting membership interests of SCC Holding. His brother John F. Hulseman, a former Director of Solo Delaware, holds the other 50% of the voting membership of SCC Holding. Neither Paul J. Hulseman, son of Robert L. Hulseman and a Director of Solo Delaware, nor James R. or John D. Hulseman, sons of John F. Hulseman and Directors of Solo Delaware, hold any voting membership interests in SCC Holding.

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

(6)	Includes 5,075,426 shares of common stock issuable upon conversion of the SCIC preferred stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Robert L. Hulseman, who is the father or Paul J. Hulseman and the uncle of James R. and John D. Hulseman, is the Chairman Emeritus and a director of Solo Delaware. Paul J., James R. and John D. Hulseman are directors of Solo Delaware. Robert L. Hulseman holds 50% of the voting membership interests of SCC Holding, which owns 67.26% of the voting stock of Solo Cup Investment Corporation, the parent of Solo Delaware.

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

Each of the ten children of Robert L. Hulseman, including Paul J. Hulseman, has an economic interest in SCC Holding, either directly or indirectly as the beneficiary of one or more trusts, of 5% of the Preferred Units and approximately 5% of the Common Units. Each of James R. Hulseman, John D. Hulseman and four of their siblings has an economic interest in SCC Holding, either directly or indirectly as the beneficiary of one or more trusts, of approximately 3.76% of the Preferred Units and approximately 6.16% of the Common Units.

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

In connection with our February 2004 acquisition of SF Holdings, Solo Delaware and Solo Cup Investment Corporation entered into two management agreements: one with SCC Holding and one with Vestar. The Vestar management agreement provides for, among other things, the payment of an $800,000 annual management fee by Solo Cup Investment Corporation to Vestar. The management agreement with SCC Holding provided for, among other things, the payment of a $2.5 million annual management fee by Solo Cup Investment Corporation to SCC Holding or an affiliate or successor of SCC Holding. The management agreement with SCC Holding was amended in connection with the July 2009 refinancing transactions, and pursuant to that amendment, the amount of the annual management fee payable to SCC Holding was reduced from $2.5 million to $800,000. In 2011, each of SCC Holding and Vestar received an annual management fee of $800,000 under its respective management agreement. In addition, pursuant to the terms of the Vestar management agreement, Solo Cup Investment Corporation paid Vestar approximately $50,000 for out-of-pocket expenses.

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

Solo Delaware currently employs Robert L. Hulseman’s son, Paul J. Hulseman, as a Senior Vice President. In this capacity, he received salary and benefits of approximately $308,550 in 2011. Solo Delaware currently employs Robert L. Hulseman’s son, Thomas J. Hulseman, as a Director of International Marketing. In this capacity, he received salary and benefits of approximately $220,330 in 2011.

Solo Delaware currently employs Robert L. Hulseman’s son-in-law, Joseph P. Kovach, as a Vice President — Operations. In this capacity, he received salary and benefits of approximately $303,780 in 2011. James R. Hulseman, a director of Solo Delaware, is also Vice President, Special Projects of the company. As Vice President, he received salary and benefits of approximately $247,950 in 2011. Solo Delaware also employs John D. Hulseman, one of its Directors, as Energy Manager, for which he received salary and benefits of approximately $48,645 in 2011. Solo Delaware also paid John F. Hulseman $114,000 pursuant to the stockholders’ agreement and the transition agreement.

In accordance with the transition agreement, the salary that we pay to each Solo Family Member employed by us (other than Robert L. Hulseman who was paid $295,000 for his role as Chairman Emeritus in 2011) is commensurate with the salaries that we pay to other employees holding similar positions. Aggregate annual amounts paid to all Solo Family Members cannot exceed $1.5 million, excluding any management fees paid to SCC Holding. The Solo Family Members that we employ also receive health and life insurance benefits and reimbursement of personal expenses commensurate with those being provided to our executive officers. The Solo Family Members are subject to the same employee policies as all of our other employees.

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

Relationship with Independent Registered Public Accounting Firm
KPMG LLP has served as our independent registered public accounting firm since 2002. Since July 13, 2004, when Solo Delaware became a registrant, the Board of Directors (the Audit Committee beginning February 2007) has pre-approved all audit and non-audit services provided by KPMG LLP. KPMG LLP's fees for the years ended December 25, 2011 and December 26, 2010 were as follows (in thousands):

	For the year ended December 25, 2011	For the year ended December 26, 2010
Audit fees (1)	$1,527	$1,482
Audit-related fees (2)	85	—
Tax fees (3)	27	30
Other	2	4
Total	$1,641	$1,516

(1)	Audit fees consisted of work performed for the audit of financial statements, quarterly financial statement reviews, statutory audits, and filings with the Securities and Exchange Commission ("SEC").

(2)	Audit-related fees consisted of work performed in conjunction with SEC staff comment letters.

(3)	Tax fees consisted of all services performed by the independent auditor's tax personnel, except those related to the audit of financial statements.
The Audit Committee reviews all relationships between KPMG LLP and Solo Delaware, including the provision of non-audit services, which may relate to the auditor's independence. The Board of Directors' pre-approval is required to retain KPMG LLP for any services and for the fees payable for such services.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)    The following documents are filed as part of this Report:

1.    Financial Statements:
See Item 8, "Financial Statements and Supplementary Data," in Part II of this document.

2.    Financial Statement Schedules:
All schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Item 8.

3.    Exhibits
See Index of Exhibits beginning on page 94 of this document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLO CUP COMPANY

Date:	March 23, 2012	By:	/s/ Robert M. Korzenski
Robert M. Korzenski
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

By:	/s/ Kevin A. Mundt	Date:	March 23, 2012
Kevin A. Mundt
Chairman of the Board

By:	/s/ Robert L. Hulseman	Date:	March 23, 2012
Robert L. Hulseman
Chairman Emeritus

By:	/s/ Robert M. Korzenski	Date:	March 23, 2012
Robert M. Korzenski
Chief Executive Officer, President and
Director (Principal Executive Officer)

By:	/s/ Robert D. Koney, Jr.	Date:	March 23, 2012
Robert D. Koney, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Brian P. O'Connor	Date:	March 23, 2012
Brian P. O'Connor
Director

By:	/s/ Neil Harrison	Date:	March 23, 2012
Neil Harrison
Director

By:	/s/ James R. Hulseman	Date:	March 23, 2012
James R. Hulseman
Director

By:	/s/ John D. Hulseman	Date:	March 23, 2012
John D. Hulseman
Director

By:	/s/ Paul J. Hulseman	Date:	March 23, 2012
Paul J. Hulseman
Director

By:	/s/ R. James Alexy	Date:	March 23, 2012
R. James Alexy
Director

By:	/s/ Jeffrey M. Greene	Date:	March 23, 2012
Jeffrey M. Greene
Director

By:	/s/ Daniel S. O'Connell	Date:	March 23, 2012
Daniel S. O'Connell
Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders of Solo Cup Company.

INDEX OF EXHIBITS FILED WITH OR
INCORPORATED BY REFERENCE INTO
FORM 10-K OF SOLO CUP COMPANY
FOR THE YEAR ENDED DECEMBER 25, 2011

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

†3.18	Certificate of Incorporation of Insulpak Holdings Limited (incorporated by reference to Exhibit 3.24 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†3.19	Articles of Association and Memorandum of Association of Insulpak Holdings Limited (incorporated by reference to Exhibit 3.19 to the Form S-4 filed by Solo Cup Company on December 4, 2009)

†3.20	Certificate of Incorporation of Solo Cup Europe Limited (incorporated by reference to Exhibit 3.26 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

Exhibit Number	Exhibit Description
†3.21	Memorandum of Association and Articles of Association of Solo Cup Europe Limited (incorporated by reference to Exhibit 3.21 to the Form S-4 filed by Solo Cup Company on December 4, 2009)

†3.22	Articles of Association of Solo Cup Finance Limited (incorporated by reference to Exhibit 3.22 to the Form 10-K filed by Solo Cup Company on March 17, 2011)

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

†4.3
First Supplemental Indenture dated as of June 18, 2004, by and among Solo Cup Company, a Delaware corporation, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†4.4
Second Supplemental Indenture dated as of June 30, 2005, by and among Solo Cup Company, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Form 10-Q filed on August 11, 2009)

†4.5
Third Supplemental Indenture dated as of July 2, 2009, by and among Solo Cup Company, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Form 10-Q filed on August 11, 2009)

†4.6
Fourth Supplemental Indenture dated as of December 17, 2010, by and among Solo Cup Company, certain guarantors of Solo Cup Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Form 10-K filed on March 17, 2011)

†4.7
Certificate of Designations of Convertible Participating Preferred Stock of Solo Cup Investment Corporation (incorporated by reference to Exhibit 4.5 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†4.8	Certificate of Designations of Redeemable Preferred Stock of Solo Cup Investment Corporation (incorporated by reference to Exhibit 4.6 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†4.9
Indenture, dated as of July 2, 2009, among Solo Cup Company, Solo Cup Operating Corporation, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Form 8-K filed by Solo Cup Company on July 9, 2009)

†4.10
First Supplemental Indenture dated as of April 30, 2010, by and among Solo Cup Company and Solo Cup Operating Corporation, as co-issuers, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.10 to the Form 10-K filed by Solo Cup Company on March 17, 2011)

†4.11
Second Supplemental Indenture dated as of December 17, 2010, by and among Solo Cup Company and Solo Cup Operating Corporation, as co-issuers, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Form 10-K filed by Solo Cup Company on March 17, 2011)

†4.12
Security Agreement dated as of July 2, 2009 by and among Solo Cup Company, Solo Cup Operating Corporation, the other subsidiaries of Solo Cup Company listed on the signature pages thereof and U.S. Bank National Association, as collateral trustee (incorporated by reference to Exhibit 4.8 to the Form 8-K filed by Solo Cup Company on July 9, 2009)

†4.13
Notes Debenture dated July 2, 2009 between U.S. Bank National Association, as collateral trustee, and Solo Cup (UK) Limited, Insulpak Holdings Limited and Solo Cup Europe Limited as the Chargors (incorporated by reference to Exhibit 4.9 to the Form 8-K filed by Solo Cup Company on July 9, 2009)

†4.14
Collateral Trust Agreement, dated as of July 2, 2009, by and among Solo Cup Company, Solo Cup Operating Corporation, the guarantors from time to time party thereto, U.S. Bank National Association, as trustee, the other secured debt representatives from time to time party thereto, and U.S. Bank National Association, as collateral trustee (incorporated by reference to Exhibit 4.10 to the Form 8-K filed by Solo Cup Company on July 9, 2009)

†4.15
Lien Subordination and Intercreditor Agreement, dated as of July 2, 2009, among Bank of America, N.A., as agent for the ABL Secured Parties referred to therein, U.S. Bank National Association, as collateral trustee for the Priority Lien Secured Parties and the Subordinated Lien Secured Parties referred to therein, Solo Cup Company, Solo Cup Operating Corporation and the subsidiaries of Solo Cup Company named therein (incorporated by reference to Exhibit 4.11 to the Form 8-K filed by Solo Cup Company on July 9, 2009)

†4.16	Form of 10.5% Senior Secured Notes due 2013 (included in Exhibit A to Exhibit 4.9)

Exhibit Number	Exhibit Description
†10.1	The Solo Cup Company Management Incentive Plan (incorporated by reference to Exhibit 10.35 to the Form 10-Q filed by Solo Cup Company on May 15, 2007)*

10.2
Solo Cup Company Management Long-Term Incentive Plan dated October 1, 2007, as amended as of March 24, 2010 (incorporated by reference to Exhibit 10.2 to the Form 10-K filed by Solo Cup Company on March 25, 2010)*

†10.3
Employment Agreement, dated as of April 14, 2004, among Solo Cup Investment Corporation, Solo Cup Operating Corporation and Robert M. Korzenski (incorporated by reference to Exhibit 10.11 to the Form S-4 filed by Solo Cup Company on June 24, 2004)*

†10.4
Amendment No. 1, dated as of July 26, 2006, to Employment Agreement dated as of April 14, 2004, by and between Solo Cup Investment Corporation, Solo Cup Operating Corporation and Robert M. Korzenski (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Solo Cup Company on October 16, 2006)*

†10.5
Amendment No. 2, dated as of October 11, 2006, to Employment Agreement dated as of April 14, 2004, by and between Solo Cup Investment Corporation, Solo Cup Operating Corporation and Robert M. Korzenski (incorporated by reference to Exhibit 10.8 to the Form 10-Q filed by Solo Cup Company on October 16, 2006)*

†10.6
Amendment No. 3, dated as of December 12, 2008, to Employment Agreement dated as of April 14, 2004, by and between Solo Cup Investment Corporation, Solo Cup Operating Corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Robert M. Korzenski (incorporated by reference to Exhibit 99.3 to the Form 8-K filed by Solo Cup Company on December 23, 2008)*

†10.7
Employment Agreement, dated as of November 30, 2004, among Solo Cup Investment Corporation, Solo Cup Operating Corporation and Jan Stern Reed (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Solo Cup Company on December 3, 2004)*

†10.8
Amendment No. 1, dated as of July 26, 2006, to Employment Agreement dated as of November 30, 2004, by and between Solo Cup Investment Corporation, Solo Cup Operating Corporation and Jan Stern Reed (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Solo Cup Company on October 16, 2006)*

†10.9
Amendment No. 2, dated as of October 11, 2006, to Employment Agreement dated as of November 30, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Jan Stern Reed (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by Solo Cup Company on October 16, 2006)*

†10.10
Amendment No. 3, dated as of December 12, 2008, to Employment Agreement dated as of November 30, 2004, by and between Solo Cup Investment Corporation, a Delaware corporation, Solo Cup Operating Corporation, a Delaware corporation (successor by merger to Solo Cup Company, an Illinois corporation) and Jan Stern Reed (incorporated by reference to Exhibit 99.5 to the Form 8-K filed by Solo Cup Company on December 23, 2008)*

†10.11
Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company and Vestar Capital Partners (incorporated by reference to Exhibit 10.16 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†10.12
Amendment No. 1, dated as of December 19, 2008, to Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company and Vestar Capital Partners (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Solo Cup Company on December 23, 2008)

Exhibit Number	Exhibit Description
†10.13
Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company and SCC Holding Company LLC (incorporated by reference to Exhibit 10.17 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†10.14
Amendment No. 1, dated as of December 19, 2008, to Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and SCC Holding Company LLC (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by Solo Cup Company on December 23, 2008)

†10.15
Amendment No. 2, dated as of June 30, 2009, to Management Agreement, dated as of February 27, 2004, among Solo Cup Investment Corporation, Solo Cup Company, a Delaware corporation, and SCC Holding Company LLC (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on July 7, 2009)

†10.16
Stockholders' Agreement, dated as of February 27, 2004, among Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding Company LLC, Solo Cup Investment Corporation and Solo Cup Company (Robert M. Korzenski and Thomas Pasqualini became parties to the Stockholders' Agreement effective April 14, 2004 and Jan Stern Reed effective November 30, 2004, by executing a joinder agreement in the form of Exhibit 10.19 to the Form S-4 filed by Solo Cup Company on June 24, 2004) (incorporated by reference to Exhibit 10.18 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†10.17
Amendment No. 1, dated as of June 26, 2008, to Stockholders' Agreement, dated as of February 27, 2004, among Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding Company LLC, Solo Cup Company, Solo Cup Investment Corporation and the parties identified on the signature pages thereto as Management Investors (incorporated by reference to Exhibit 10.32 to the Form 8-K filed by Solo Cup Company on July 2, 2008)

†10.18
Amendment No. 2, dated as of September 14, 2010, to Stockholders' Agreement, dated as of February 27, 2004, among Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding Company LLC, Solo Cup Company, Solo Cup Investment Corporation and the parties identified on the signature pages thereto as Management Investors (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Solo Cup Company on November 9, 2010)

†10.19
Transition Agreement, dated December 14, 2006, among Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, Vestar Cup Investment II, LLC, SCC Holding Company LLC, Solo Cup Investment Corporation and Solo Cup Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Solo Cup Company on December 15, 2006)

†10.20	Form of Joinder to Stockholders' Agreement (incorporated by reference to Exhibit 10.19 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†10.21
Registration Rights Agreement, dated as of February 27, 2004, between Solo Cup Investment Corporation, SCC Holding Company LLC, Vestar Capital Partners IV, L.P., Vestar Cup Investment, LLC, and Vestar Cup Investment II, LLC (Robert M. Korzenski became a party to the Stockholders' Agreement effective April 14, 2004 and Jan Stern Reed effective November 30, 2004, by executing a joinder agreement in the form of Exhibit 10.21to the Form S-4 filed by Solo Cup Company on June 24, 2004) (incorporated by reference to Exhibit 10.20 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†10.22	Form of Joinder to Registration Rights Agreement (incorporated by reference to Exhibit 10.21 to the Form S-4 filed by Solo Cup Company on June 24, 2004)

†10.23
Lease Agreement between iSTAR SCC Distribution Centers LLC, as Landlord and Solo Cup Operating Corporation and SF Holdings Group, Inc. and Solo Cup Company, jointly and severally as Tenant, dated as of June 27, 2007 (incorporated by reference to Exhibit 10.31 to the Form S-4 filed by Solo Cup Company on December 4, 2009)

†10.24
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

†10.25	Guaranty Supplement dated December 17, 2010 of Solo Cup Finance Limited (incorporated by reference to Exhibit 10.28 to the Form 10-K filed by Solo Cup Company on March 17, 2011)

†10.26
Security Agreement dated July 2, 2009 made by Solo Cup Company, Solo Cup Operating Corporation and the other subsidiaries of Solo Cup Company listed on the signature pages thereof to Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.38 to the Form 8-K filed by Solo Cup Company on July 9, 2009)

Exhibit Number	Exhibit Description
†10.27
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

†10.31
Amended and Restated Guarantee and Security Agreement dated as of December 15, 2010 by Solo Cup Canada Inc., as the Borrower, in favor of GE Canada Finance Holding Company, as Agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Solo Cup Company on December 20, 2010)

21	List of Subsidiaries of Solo Cup Company, a Delaware corporation

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS &	XBRL Instance Document.

101.SCH &	XBRL Taxonomy Extension Schema Document.

101.CAL &	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF &	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB &	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE &	XBRL Taxonomy Extension Presentation Linkbase Document.

† Previously filed

* Indicates a management contract or a compensatory plan or agreement.

 & XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.